Form 10-Q
period 2008-03-22
Heritage-Crystal Clean, Inc.
filed 2008-05-12
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 22, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33987

HERITAGE-CRYSTAL CLEAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0351454
State or other jurisdiction of	(I.R.S. Employer
incorporation	Identification No.)

2175 Point Boulevard
Suite 375
Elgin, IL 60123
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (847) 836-5670

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes R No £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated Filer [ ]
Non-accelerated filer	[x ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes R No £

Number of shares outstanding of registrant’s class of common stock as of May 9, 2008: 10,675,390

PART I
ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 22, 2008	December 29, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$278,730	$479,364
Accounts receivable, net of allowance for doubtful accounts of $693,540 and $1,129,657 at March 22, 2008 and December 29, 2007, respectively	14,133,781	13,446,073
Inventory	12,006,044	10,447,373
Deferred income taxes	764,734	-
Prepaid and other current assets	1,283,107	1,207,426
Total Current Assets	28,466,396	25,580,236
Fixed assets, net of accumulated depreciation	19,977,594	19,420,294
Deferred offering costs	-	1,275,694
Deferred income taxes	662,759	-
Software costs, net of accumulated amortization	1,725,664	1,707,395
Total Assets	$50,832,413	$47,983,619

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$7,160,674	$7,257,643
Accrued salaries, wages, and benefits	1,225,313	1,559,941
Taxes payable	867,400	983,128
Other accrued expenses	1,155,233	1,169,260
Total Current Liabilities	10,408,620	10,969,972
Note payable – bank	755,000	22,045,000
Total Liabilities	$11,163,620	$33,014,972

Redeemable Capital Units	$-	$2,261,391

STOCKHOLDERS' EQUITY:

Preferred members capital	$-	$14,703,813
Common members capital	-	367,932
Common stock - 15,000,000 Shares authorized at $0.01 par value 10,675,390 shares issued and outstanding at March 22, 2008	106,754	-
Additional paid-in capital	42,351,798	-
Accumulated deficit	(2,789,759)	(2,364,489)
Total Stockholders' Equity	$39,668,793	$12,707,256

Total Liabilities and Stockholders' Equity	$50,832,413	$47,983,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(Unaudited)

	Quarters Ended

	March 22, 2008	March 24, 2007

Sales	$22,997,443	$19,188,100
Cost of sales	6,285,691	5,004,195
Cost of sales - inventory impairment	-	2,182,330
Gross profit	$16,711,752	$12,001,575
Operating costs	11,516,055	9,281,083
Selling, general, and administrative expenses	6,631,109	3,100,592
Proceeds from contract termination	-	(3,000,000)
Operating income (loss)	$(1,435,412)	$2,619,900
Other (income) expenses:
Interest expense - net	352,690	340,027
Income (loss) before income taxes	(1,788,102)	2,279,873
Provision for income taxes	980,168	-
Net income (loss)	(2,768,270)	2,279,873
Preferred return	339,188	390,299
Net income (loss) available to common shareholders	$(3,107,458)	$1,889,574

Pro forma data:
Net income (loss)	$(2,768,270)	$2,279,873
Pro forma provision for income taxes	497,246	932,468
Return on preferred and mandatorily redeemable capital units	372,474	405,232
Pro forma net income (loss) available to common members	$(3,637,990)	$942,173

Net income (loss) per share: basic and diluted	$(0.48)	$0.13

Number of weighted average common shares outstanding: basic and diluted	7,619,719	7,202,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

			Par	Paid-in	Retained
	Units/	Members'	Value	Capital	Earnings
	Shares	Capital	Common	Common	(Deficit)	Total

Balance, December 29, 2007	24,152	$15,071,745	$-	$-	$(2,364,489)	$12,707,256
Distribution to preferred members	-	(10,886,826)	-	-	-	(10,886,826)
Tax distributions	-	(424,471)	-	-	-	(424,471)
Reorganization	6,642,690	(3,760,448)	66,427	3,694,021	-	-
Income tax benefit of reorganization	-	-	-	-	2,343,000	2,343,000
Net loss	-	-	-	-	(2,768,270)	(2,768,270)
Conversion of redeemable capital units	564,100	-	5,641	2,255,750	-	2,261,391
Proceeds from issuance of common stock, net	3,401,100	-	34,011	33,211,096	-	33,245,107
Share-based compensation	67,500	-	675	3,190,931	-	3,191,606

Balance, March 22, 2008	10,675,390	$-	$106,754	$42,351,798	$(2,789,759)	$39,668,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarters Ended

	March 22, 2008	March 24, 2007

Cash Flows from Operating Activities:
Net income (loss)	$(2,768,270)	$2,279,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	776,189	605,167
Bad debt provision	180,783	143,889
Share-based compensation	3,191,606	-
Non-cash inventory charge related to contract termination	-	2,182,330
Deferred tax expense	915,507	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(868,491)	(733,987)
Decrease (increase) in inventory	(1,558,671)	(1,097,373)
Decrease (increase) in prepaid and other current assets	(75,681)	141,782
Increase (decrease) in accounts payable	(507,389)	1,074,592
Increase (decrease) in accrued expenses	(467,244)	(352,042)
Cash provided by (used in) operating activities	$(1,181,661)	$4,244,231

Cash flows from Investing Activities:
Capital expenditures	$(1,313,797)	$(1,078,375)
Software costs	(90,415)	(52,836)
Cash used in investing activities	$(1,404,212)	$(1,131,211)

Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	$35,075,677	$-
Proceeds from note payable - bank	16,665,000	7,425,000
Repayments of note payable – bank	(37,955,000)	(9,450,000)
Common member contributions	-	100
Distributions to preferred members	(11,400,438)	(1,003,820)
Cash provided by (used in) financing activities	$2,385,239	$(3,028,720)
Net increase (decrease) in cash and cash equivalents	(200,634)	84,300
Cash and cash equivalents, beginning of period	479,364	271,308
Cash and cash equivalents, end of period	$278,730	$355,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$415,807	$371,868
Payables for construction in process	19,308	-
Payables for offering costs	958,667	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 22, 2008
(Unaudited)

(1)  ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc. and its subsidiaries (the “Company”), a Delaware corporation, provides parts cleaning, hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors.  Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services.

On March 12, 2008, Heritage-Crystal Clean, Inc. raised net proceeds of $33.2 million in an initial public offering and a direct placement (the “offerings”). Concurrently, the Company paid preferred members a distribution of $10.9 million as part of a reorganization, in which, prior to the consummation of the offerings, the members of Heritage-Crystal Clean, LLC and the former stockholders of BRS-HCC Investment Co., Inc. became stockholders of Heritage-Crystal Clean, Inc. (the “reorganization”). Under Section 362 of the Internal Revenue Code of 1986, as amended, this distribution and reorganization resulted in an increase in the tax basis of the Company's assets. In accordance with Emerging Issues Task Force (EITF) 94-10, Accounting by a Company for the Income Tax Effects of Transactions Among or with Shareholders under FASB Statement No. 109, the tax benefit associated with this reorganization was recorded as an equity transaction. There was no change in the book basis of assets and liabilities associated with this reorganization.  Further details regarding these transactions can be found below under the heading “Shareholders’ Equity.”

Prior to the completion of the reorganization, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State, increasing its authorized capital to 15,000,000 shares of common stock at a par value of $0.01 per share and 500,000 shares of undesignated preferred stock.

As of March 22, 2008, the Company had 10,675,390 common shares outstanding following the reorganization, initial public offering and direct placement.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation and basis of presentation

The Company conducts its primary business operations through Heritage-Crystal Clean, LLC., its wholly owned subsidiary and all intercompany balances have been eliminated in consolidation.

The unaudited interim financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements and notes thereto should  be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 29, 2007 filed with the Unites States Securities and Exchange Commission on a Registration Statement on Form S-1, as amended (SEC Reg. No. 333-143864).

The 2007 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

GAAP requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable and valuation of inventory at lower of cost or market. Actual results could differ from those estimates.

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on December 29, 2007. Our convention with respect to reporting periodic financial data is such that each of our first three fiscal quarters consist of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks. Interim results are presented for the twelve week periods ended March 22, 2008 and March 24, 2007 each referred to as “fiscal quarters ended” or “first quarter ended” or “first fiscal quarters ended.”

 (b) Income Taxes

In connection with the Company's reorganization and initial public offering, the Company became a ‘C’ corporation subject to federal and state income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

Prior to converting to a ‘C’ corporation on March 11, 2008, the Company operated as a limited liability company and was taxed as a partnership. As such, the Company's income or losses were passed through to its owners who are liable for any related income taxes.

(c) Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) and requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on estimated grant date fair value.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following assumptions are used in the Black-Scholes-Merton option pricing model:

Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding;

Expected Volatility —Due to the Company’s limited trading history, the average volatility estimate used was determined by using a composite group of peer companies;

Expected Dividend —The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future;

Risk-Free Interest Rate —The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

(d) Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position and will be evaluated as such if an acquisition is considered.

(e) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Delayed application is permitted for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the Financial Statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company has adopted SFAS 157 and the impact has been immaterial to the consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including on amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 159 and the impact has been immaterial to the consolidated financial statements.

(3)  INVENTORY

The carrying value of inventory consisted of the following:

	March 22, 2008	December 29, 2007
Machines	$2,186,391	$2,227,933
Solvents	7,938,117	6,379,013
Drums	964,929	1,004,077
Accessories	916,607	836,350
Total inventory	$12,006,044	$10,447,373

(4)  NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $25 million. On March 3, 2008, the Company amended the credit facility to extend the maturity date of the credit facility to December 31, 2010. As of March 22, 2008 and December 29, 2007 $0.8 million and $22.0 million respectively, was outstanding under the credit facility. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 6.95% and 8.34% at March 22, 2008 and December 29, 2007, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of March 22, 2008, the Company was in compliance with all covenants under its credit facility. As of March 22, 2008 and December 29, 2007 $24.2 million and $3.0 million respectively, were available under the credit facility.

(5)  COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations. The related future cost is not determinable due to such factors as the unknown timing and extent of corrective actions, if any, that may be required and also due to the application of joint and several liability. The Company believes, however, that any such costs will not have a material adverse effect on its financial position, future operations, or cash flows.

The Company leases office space, equipment, and vehicles under noncancelable operating lease agreements which expire through 2016. Rental expense under operating leases was approximately $1,842,507 and $1,517,265 for the first quarters of 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases as of March 22, 2008 are as follows:

Fiscal period:
2008	$5,120,043
2009	6,386,258
2010	4,993,596
2011	3,656,147
2012	2,848,558
Thereafter	3,169,711
Total	$26,174,313

(6)  INCOME TAXES

        On March 11, 2008, in connection with the reorganization and the company converting from a limited liability company to a 'C' corporation, the Company established beginning balances in its deferred tax assets and liabilities in accordance with SFAS No. 109. Accordingly, the Company recorded a cumulative net deferred tax asset of $0.1 million.   Of this amount, a tax benefit of $2.3 million was recorded directly to equity in accordance with EITF 94-10, related to the increase in the tax basis of the Company's assets due to the reorganization. This was partially offset by a $2.2 million tax liability related to the change in tax status which was recorded as a component of the income tax provision.

        Components of the Company's income tax benefit and provision for the period following the Company's conversion to a ‘C’ corporation on December 30, 2007 through March 22, 2008, including the $2.2 million deferred tax charge discussed above, are as follows:

December 30, 2007 through March 22, 2008
Current:
Federal	$58,253
State	6,408
Total current	$64,661
Deferred: Change in tax status	$2,210,535
Federal	(1,121,494)
State	(173,534)
Total deferred	$915,507

Income tax provision	$980,168
Pro forma tax for period prior to conversion	497,246
Total pro forma tax provision	$1,477,414

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for December 30, 2007 through March 22, 2008, is as follows:

	December 30, 2007 through March 22, 2008
Tax benefit at statutory federal rate	$(607,950)	(34.0)%
State and local tax, net of federal benefit	(110,303)	(6.2)%
Other	(14,868)	(0.8)%
Change in tax status	2,210,535	123.6%
Earnings for period prior to conversion	(497,246)	(27.8)%
Total income tax provision	$980,168	54.8%
Pro forma tax for period prior to conversion	497,246	27.8%
Total pro forma tax provision	$1,477,414	82.6%

Components of deferred tax assets (liabilities) are as follows:

March 22, 2008
Deferred tax assets:
Tax intangible assets	$2,343,000
Allowances	719,382
Accrued other	279,834
Stock compensation	1,295,028
Total deferred tax asset	$4,637,244

Deferred tax liabilities:
Prepaids	(234,482)
Depreciation and amortization	(2,975,269)
Total deferred tax liability	$(3,209,751)

Net deferred tax asset	$1,427,493

Current deferred tax asset	$764,734
Noncurrent deferred tax asset	662,759

Net deferred tax asset	$1,427,493

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not.

(7)  SHAREHOLDERS’ EQUITY

On March 11, 2008 the Company completed a reorganization, initial public offering and direct placement.  In connection with the reorganization, initial public offering and direct placement the Company:

• Became a ‘C’ corporation through the reorganization of Heritage-Crystal Clean, LLC and a merger of BRS-HCC Investment Co., Inc. with and into Heritage-Crystal Clean, Inc.;

•   Issued an aggregate of 1,217,390 shares of common stock as part of the exchange of preferred units of Heritage-Crystal Clean, LLC into common stock of Heritage-Crystal Clean, Inc. in the reorganization;

• Issued an aggregate of 6,056,900 shares of common stock as part of the exchange of common units of Heritage-Crystal Clean, LLC into common stock of Heritage-Crystal Clean, Inc.
• Sold 2,201,100 shares of common stock in the initial public offering, at $11.50 per share, raising approximately $20.4 million after underwriting discounts and transaction costs;
• Sold 1,200,000 new shares at $11.50 per share in a direct placement, raising approximately $12.8 million after underwriting discounts and transaction costs;
• Repaid approximately $21.3 million of indebtedness with the proceeds raised in the initial public offering and direct placement;
• Paid distributions of $10.9 million to preferred unit holders of Heritage-Crystal Clean, LLC as part of the reorganization;

•   Recorded a cumulative net deferred tax asset of $0.1 million with a corresponding credit to equity of $2.3 million and a charge of $2.2 million to our provision for income taxes upon becoming taxable as a ‘C’ corporation.

(8)  SHARE-BASED COMPENSATION

On March 3, 2008, the Company adopted the 2008 Omnibus Incentive Plan (the “Plan”) to promote the interests of the Company and its stockholders by providing employees of the Company and its subsidiaries and members of the Board who are not employees of the Company (“Non-Employee Directors) with additional incentives to increase their efforts on the Company’s behalf and to remain in the employ or service of the Company and with the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success and progress.  The aggregate number of shares of common stock which may be issued under the Plan is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.

These options may vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under this Plan is as follows:

	Options Available For Grant	Number of Options	Weighted Average Fair Value Per Option	Weighted Average Exercise Price Per Option
Balance at December 29, 2007	—	—	—	—
Shares reserved	1,902,077	—	—	—
Options granted	(732,045)	732,045	$3.90	$11.50
Balance at March 22, 2008	1,170,032	732,045	$3.90	$11.50

    At March 22, 2008 732,045 options were outstanding and had a weighted-average remaining contractual life of 9.99 years and an exercise price of $11.50. All of these options are fully vested and the Company incurred $2.9 million ($1.7 million net of tax) of non-cash share-based compensation expense. The Company also incurred $0.3 million ($0.2 million net of tax) of non-cash share-based compensation expense that related to Key Employee Membership Interest Trust “KEMIT” units that converted to shares of common stock upon the completion of our initial public offering.

The fair values of employee stock options granted were estimated to be $3.90 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility of 33.23%;

•	Risk-free interest rate of 2.76%;

•	Expected term of 5 years;

•	No dividend yield; and

•	Market value per share of stock on measurement date of $11.50

In addition to the stock options listed above, in February 2007, the Company granted to certain key employees in our oil and vacuum business 120 common units that subsequently converted to 60,000 restricted shares in connection with our initial public offering in March 2008. These shares are subject to forfeiture if certain performance goals are not achieved by fiscal year end 2011. As of March 22, 2008, the Company believes that the performance criteria will be met and has recorded compensation expense of $33,000 during the first quarter 2008. At March 22, 2008, there was $0.5 million of unrecognized compensation expense related to these awards which will be recorded through 2011.

(9)  PRO FORMA NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period in accordance with FASB Statement No. 128, Earnings per Share. Diluted net income per common share is computed by dividing the sum of net income available for common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive potential common equivalents for the period.

The following table reconciles the components of basic and diluted net income per common share:

	Quarters Ended
	March 22, 2008	March 24, 2007
Pro-forma net income (loss) available to common stockholders	$(3,637,990)	$942,173
Basic earnings (loss) per share:
Weighted-average number of common shares outstanding	7,619,719	7,202,290
Basic pro-forma earnings (loss) per share	$(0.48)	$0.13
Diluted earnings (loss) per share:
Weighted-average number of common shares outstanding — diluted	7,619,719	7,202,290
Diluted earnings (loss) per share	$(0.48)	$0.13

The Company has included the redeemable common capital units outstanding prior to the reorganization in the calculation of basic and diluted earnings per share as the effect of excluding them would be anti-dilutive. In accordance with SFAS 150, shares of common stock that are mandatorily redeemable are excluded from the calculation of basic and diluted earnings per share. The Company has deducted earnings attributable to mandatorily redeemable units from income available to common unit holders.

As of March 22, 2008, the Company has excluded the effects of the stock options granted as their inclusion would have had an anti-dilutive effect on loss per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to the “Company,” “we,” “our,” and “us” refer to Heritage-Crystal Clean, Inc., and its subsidiaries.

This report contains forward-looking statements that are based upon current management expectations. Generally, the words "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: our ability to comply with the extensive environmental, health and safety and employment laws and regulations that our Company is subject to; changes in environmental laws that affect our business model; competition; claims relating to our handling of hazardous substances; the limited demand for our used solvent; our dependency on key employees; our ability to effectively manage our extended network of branch locations; warranty expense and liability claims; personal injury litigation; dependency of suppliers; economic conditions and downturns in the business cycles of automotive repair shops, industrial manufacturing business and small businesses in general; increased solvent, fuel and energy costs; the control of The Heritage Group over our Company; and the risks identified in our filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ. The information in this report should be read in light of such risks and in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

Heritage-Crystal Clean, Inc. provides parts cleaning, hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors.  Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services.  These services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  Our customers include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops, and trucking firms, as well as small manufacturers, such as metal product fabricators and printers.  Heritage-Crystal Clean, Inc. is headquartered in Elgin, Illinois, and operates through more than 50 branches serving over 36,000 customer locations.

On March 11, 2008 we completed a reorganization, initial public offering, and direct placement.  In connection with our reorganization, initial public offering, and direct placement we:

• Became a ‘C’ corporation through the reorganization of Heritage-Crystal Clean, LLC and a merger of BRS-HCC Investment Co., Inc. with and into Heritage-Crystal Clean, Inc.;

•    Issued an aggregate of 1,217,390 shares of common stock as part of the exchange of preferred units of Heritage-Crystal Clean, LLC into common stock of Heritage-Crystal Clean, Inc. in the reorganization;

• Issued an aggregate of 6,056,900 shares of common stock as part of the exchange of common units of Heritage-Crystal Clean, LLC into common stock of Heritage-Crystal Clean, Inc.
• Sold 2,201,100 shares of common stock in the initial public offering, at $11.50 per share, raising approximately $20.4 million after underwriting discounts and transaction costs;
• Sold 1,200,000 new shares at $11.50 per share in a direct placement, raising approximately $12.8 million after underwriting discounts and transaction costs;
• Repaid approximately $21.3 million of indebtedness with the proceeds raised in the initial public offering and direct placement;
• Paid distributions of $10.9 million to preferred unit holders of Heritage-Crystal Clean, LLC as part of the reorganization;

•    Recorded a cumulative net deferred tax asset of $0.1 million with a corresponding credit to equity of $2.3 million and a charge of $2.2 million to our provision for income taxes upon becoming taxable as a 'C' corporation.

Critical Accounting Policies

Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements that conform to accounting principles generally accepted in the United States, commonly referred to as GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

Management believes that there have been no significant changes during the first fiscal quarter ended March 22, 2008 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission on March 11, 2008 (as amended) for the fiscal year ended December 29, 2007

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position and will be evaluated as such if an acquisition is considered.

RESULTS OF OPERATIONS

Quarter ended March 22, 2008 compared to quarter ended March 24, 2007

Sales, Cost of sales, and Gross profit

	Quarter Ended
	(Dollars in thousands)
	March 22, 2008	March 24, 2007	Change
Sales	$22,997	$19,188	$3,809
Cost of sales	6,286	5,004	1,282
Cost of sales - inventory impairment	-	2,182	(2,182)
Gross profit	$16,711	$12,002	$4,709
Gross profit as % of sales	73%	63%

For the quarter ended March 22, 2008, sales increased $3.8 million, or 20%, to $23.0 million from $19.2 million for the quarter ended March 24, 2007. At the end of the first fiscal quarter of 2008, we were operating 54 branch locations compared with 48 at the end of fiscal first quarter 2007. There were 46 branches that were in operation during both the first fiscal quarters of 2008 and 2007, which experienced same-branch sales growth of $3.2 million, or 17%.  Excluding the 5 branches in this group that gave up customers to new branch openings, the remaining 41 branches experienced same-branch sales growth of 18%.

For the quarter ended March 22, 2008, total cost of sales decreased $0.9 million, or 13%, to $6.3 million from $7.2 million for the quarter ended March 24, 2007. In the first fiscal quarter of 2007, we received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. We recorded cost of sales of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement. Within cost of sales, increased solvent costs related to higher energy costs were largely mitigated by improved margins on the reuse solvent, as we sold solvent that had been carried in inventory at historically lower values.

Operating costs

	Quarter Ended
	(Dollars in thousands)
	March 22, 2008	March 24, 2007	Change
Operating costs	$11,516	$9,281	$2,235
As a % of sales	50%	48%

For the quarter ended March 22, 2008, operating costs increased $2.2 million, or 24%, to $11.5 million from $9.3 million in the quarter ended March 24, 2007. Operating costs, including branch labor and collection truck costs, increased primarily due to volume increases. Overall, operating costs increased as a percentage of sales due to higher costs for fuel and transportation related to commodity prices.

Selling, general & administrative

	Quarter Ended
	(Dollars in thousands)
	March 22, 2008	March 24, 2007	Change
Selling, general & administrative	$6,631	$3,101	$3,530
As a % of sales	29%	16%

For the quarter ended March 22, 2008, selling, general and administrative expense increased $3.5 million, or 114%, to $6.6 million from $3.1 million in the quarter ended March 24, 2007. The selling, general and administrative expense included employee share-based compensation charges of $3.2 million ($1.9 million net of tax) related to employee stock options granted at the time of our initial public offering which vested immediately and also related to the vesting of certain Key Employee Membership Interest Trust “KEMIT” units.

Proceeds from contract termination

	Quarter Ended
	(Dollars in thousands)
	March 22, 2008	March 24, 2007	Change
Proceeds from contract termination	$-	$3,000	$(3,000)
As a % of sales		16%

In the first fiscal quarter of 2007, we received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. We recorded cost of sales of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement. Please refer to the above section referenced “Cost of sales – inventory impairment.”

Interest expense

	Quarter Ended
	(Dollars in thousands)
	March 22, 2008	March 24, 2007	Change
Interest expense	$353	$340	$13
As a % of sales	2%	2%

For the quarter ended March 22, 2008, interest expense increased slightly, or 4%, to $0.4 million from $0.3 million in the first quarter of 2007.  While interest rates declined, average total debt outstanding increased due to the investment in our solvent distillation system and greater working capital requirements.

Provision for income taxes

	Quarter Ended
	(Dollars in thousands)
	March 22, 2008	March 24, 2007	Change
Provision for income taxes	$980	$-	$980
As a % of sales	4%

Income tax expense for the first quarter 2008 was approximately $1.0 million. In connection with our initial public offering, we changed our parent company legal structure from a limited liability company to a ‘C’ corporation. As a limited liability company, we were not subject to Federal or state corporate income taxes and as such have not incurred any historical taxes. For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years. A one-time charge to earnings of $2.2 million was recorded in the first quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation.  This was offset by the tax benefit recorded as a result of the net loss generated during the period the Company was a ‘C’ corporation.

FINANCIAL CONDITION

Liquidity and Capital Resources

	Quarter Ended
	(Dollars in thousands)
Net cash provided by (used in):	March 22, 2008	March 24, 2007
Operating activities	$(1,182)	$4,244
Investing activities	(1,404)	(1,131)
Financing activities	2,385	(3,029)
Net increase (decrease) in cash and cash equivalents	$(201)	$84

We had $0.3 million of cash and cash equivalents at March 22, 2008 and $0.5 million at December 29, 2007. We have historically financed our operations primarily through the private placement of preferred equity securities, borrowings from banks and investors and through funds from operations. During the first quarter of 2007, we received $3.0 million from the termination of a contract with a customer for used solvent who had failed to meet their volume purchase obligations. In March 2008, we received net proceeds of $35.1 million from an initial public offering and concurrent direct placement. These net proceeds exclude offering costs of $0.9 million paid prior to fiscal year end 2007 and $1.0 million accrued but not yet paid as of March 22, 2008. The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members a distribution as part of the reorganization described above under “Overview.”

Our secured bank credit facility provides for borrowings of up to $25 million. On March 3, 2008, the Company amended the facility to extend the maturity date to December 31, 2010. As of March 22, 2008 and December 29, 2007 $0.8 million and $22.0 million respectively, was outstanding under the credit facility. Under the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 6.95% and 8.34% at March 22, 2008 and December 29, 2007, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of March 22, 2008, the Company was in compliance with all covenants under the credit facility. As of March 22, 2008, and December 29, 2007 $24.2 million and $3.0 million respectively, were available under the credit facility.

At March 22, 2008, our working capital was $18.1 million compared to $14.6 million at December 29, 2007. The increase was primarily due to the $1.6 million increase in inventory, a $0.8 million deferred tax asset and a $0.7 million increase in accounts receivable.  This increase in inventory was due to rising solvent prices and the seasonality of our reuse product shipments. The increase in our deferred tax asset was due to our conversion from a limited liability company to a ‘C’ corporation and the establishment of beginning balances for our net current deferred tax assets and liabilities. The increase in accounts receivable was due to our increase in sales.

Net cash provided by (used in) operations was $(1.2) million and $4.2 million in the first fiscal quarters of 2008 and 2007, respectively. The decrease primarily reflects the receipt of $3.0 million in the first quarter of 2007 from the termination of a contract with a customer coupled with an increase in inventory of $1.6 million in the first quarter of 2008.

Net cash used in investing activities was $1.4 million and $1.1 million in the first fiscal quarters of 2008 and 2007 respectively. Approximately $0.7 million of the capital expenditures made in the first fiscal quarter of 2008 was for purchases of parts cleaning machines, and $0.7 million was for other items including office equipment, leasehold improvements and software. As we grow and secure more parts cleaning business, this leads to a requirement for additional capital investment for parts cleaning machines.

Net cash provided by (used in) financing activities was $2.4 million and $(3.0) million in the first fiscal quarters 2008 and 2007, respectively. The increase is primarily due to the net proceeds from the issuance of common stock net of offering costs. The net proceeds were primarily used to repay bank debt and to make a distribution to preferred members of the Company prior to the reorganization.

We believe that our existing cash, cash equivalents and available borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the next twelve months. We cannot assure you that this will be the case or that our assumptions regarding sales and expense underlying this belief will be accurate. We may seek additional funding through public or private financings or other arrangements. Adequate funds may not be available when needed or may not be available on terms favorable to us. If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during the first fiscal quarter of 2008 was $22.0 million and the annual effective interest rate for the first fiscal quarter of 2008 was 6.9%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.1 million change to our interest expense in the first fiscal quarter of 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 22, 2008 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings of the Company previously disclosed in "Business--Legal Proceedings" in our Registration Statement on Form S-1, as amended (SEC No. 333-143864), which disclosure is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Risk Factors” in our Registration Statement on Form S-1, as amended (Reg. No. 333-143864). These risk factors are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SERVICES AND USE OF PROCEEDS

On March 17, 2008, the Company received approximately $39.1 million (or $35.1 million after deducting the underwriting discounts of $2.7 million and estimated offering expense of $1.3 million paid in the first quarter of 2008) from the sale of 3,401,100 shares of common stock for $11.50 per share. The Registration Statement on Form S-1 relating to the sales of shares (SEC Reg. No. 333-143864) was declared effective by the Securities and Exchange Commission on March 11, 2008 and the offering commenced shortly thereafter. William Blair & Company, L.L.C. and Piper Jaffray & Co. acted as underwriters with respect to 2,201,100 shares of common stock sold under this Registration Statement in the Company’s initial public offering.

Of the net proceeds received, the Company used approximately $32.2 million to repay indebtedness under its credit facility (including $10.9 million borrowed to redeem preferred units in connection with the reorganization of the Company that occurred in connection with the Company’s initial public offering). None of the underwriting discounts and commissions or offering expense were incurred or paid to the Company’s directors or officers or their associates or to persons owning 10 percent or more of common stock or to any of the Company’s affiliates. As disclosed in the Registration Statement referenced above under “Relationships and Transactions with Related Persons – Reorganization” certain directors, officers and their associates and persons owning 10 percent or more of common stock of the Company received amounts in the reorganization from the Company. This disclosure in the Registration Statement is incorporated herein by reference.

Exchange of Common stock

On March 17, 2008, in connection with the completion of the initial public offering, we exchanged 220,000 shares of common stock for the outstanding common units issued under our Key Employee Membership Interest Trust Agreement of 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the completion of the Company’s initial public offering, the stockholder of the Company, acting by written consent, dated as of March 10, 2008, approved the following actions and/or documents (as applicable):

•	The exchange of units of Heritage Crystal Clean, LLC for common stock of the Company;

•	The election of directors;

•	The merger of BRS-HCC Investment Co., Inc. with and into the Company;

•	The 2008 Omnibus Incentive Plan;

•	The Performance-Based Annual Incentive Plan;

•	The Non-Qualified Deferred Compensation Plan; and

•	The Heritage-Crystal Clean, Inc. Employee Stock Purchase Plan of 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date: May 12, 2008	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary