Form 10-Q
period 2008-06-14
Heritage-Crystal Clean, Inc.
filed 2008-07-25
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
°	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 14, 2008
OR
°	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33987

HERITAGE-CRYSTAL CLEAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0351454
State or other jurisdiction of	(I.R.S. Employer
incorporation	Identification No.)

2175 Point Boulevard
Suite 375
Elgin, IL 60123
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (847) 836-5670

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes £ No R

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer ☐
Non-accelerated filer	☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes R No £

Number of shares outstanding of registrant’s class of common stock as of July 11, 2008: 10,675,390

Table of Contents

PART I

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4. CONTROL AND PROCEDURES	19

PART II

OTHER INFORMATION
ITEM 6. EXHIBITS	20
SIGNATURES	21

PART I
ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 14, 2008	December 29, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$434,391	$479,364
Accounts receivable, net of allowance for doubtful accounts of $661,617
and $1,129,657 at June 14, 2008 and December 29, 2007, respectively	14,812,231	13,446,073
Inventory	13,426,349	10,447,373
Deferred income taxes	1,078,633	-
Prepaid and other current assets	1,349,639	1,207,426
Total Current Assets	31,101,243	25,580,236
Fixed assets, net of accumulated depreciation	20,238,045	19,420,294
Deferred offering costs	-	1,275,694
Deferred income taxes	380,084	-
Software and intangible assets, net of accumulated amortization	1,849,709	1,707,395
Total Assets	$53,569,081	$47,983,619

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,354,266	$7,257,643
Accrued salaries, wages, and benefits	1,579,422	1,559,941
Taxes payable	2,067,583	983,128
Other accrued expenses	1,079,128	1,169,260
Total Current Liabilities	11,080,399	10,969,972
Note payable - bank	1,705,000	22,045,000
Total Liabilities	12,785,399	33,014,972

Redeemable Capital Units	-	2,261,391

STOCKHOLDERS' EQUITY:

Preferred members' capital	-	14,703,813
Common members' capital	-	367,932
Common stock - 15,000,000 Shares authorized at $0.01 par
value, 10,675,390 shares issued and outstanding at June 14, 2008	106,754	-
Additional paid-in capital	42,422,302	-
Accumulated deficit	(1,745,374)	(2,364,489)
Total Stockholders' Equity	$40,783,682	$12,707,256

Total Liabilities and Stockholders' Equity	$53,569,081	$47,983,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007

Sales	$24,837,826	$20,386,092	$47,835,269	$39,574,192
Cost of sales	5,630,289	4,876,978	11,915,980	9,881,173
Cost of sales - inventory impairment	-	-	-	2,182,330
Gross profit	19,207,537	15,509,114	35,919,289	27,510,689
Operating costs	12,601,403	9,888,264	24,117,458	19,169,347
Selling, general, and administrative expenses	4,131,455	3,518,237	10,762,565	6,618,829
Proceeds from contract termination	-	-	-	(3,000,000)
Operating income	2,474,679	2,102,613	1,039,266	4,722,513
Interest expense - net	18,647	302,329	371,338	642,356
Income before income taxes	2,456,032	1,800,284	667,928	4,080,157
Provision for income taxes	1,046,644	-	2,026,814	-
Net income (loss)	1,409,388	1,800,284	(1,358,886)	4,080,157
Preferred return	-	390,299	339,188	780,598
Net income (loss) available to common shareholders	$1,409,388	$1,409,985	$(1,698,074)	$3,299,559

Net income (loss) per share available to common shareholders: basic	$0.13	$0.20	$(0.19)	$0.46
Net income (loss) per share available to common shareholders: diluted	$0.13	$0.19	$(0.19)	$0.46

Pro forma data:
Net income (loss)	$1,409,388	$1,800,284	$(1,358,886)	$4,080,157
Pro forma provision for income taxes	-	738,116	497,246	1,672,864
Return on preferred and mandatorily redeemable capital units	-	400,488	372,474	805,720
Pro forma net income (loss) available to common members	$1,409,388	$661,680	$(2,228,606)	$1,601,573

Pro forma net income (loss) per share: basic	$0.13	$0.09	$(0.24)	$0.22
Pro forma net income (loss) per share: diluted	$0.13	$0.09	$(0.24)	$0.22

Number of weighted average common shares outstanding: basic	10,675,390	7,181,790	9,147,554	7,172,830
Number of weighted average common shares outstanding: diluted	10,927,360	7,241,790	9,147,554	7,213,630

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Shareholders' Equity
(Unaudited)

			Par	Paid-in	Retained
	Units/	Members'	Value	Capital	Earnings
	Shares	Capital	Common	Common	(Deficit)	Total

Balance, December 29, 2007	24,152	$15,071,745	$-	$-	$(2,364,489)	$12,707,256
Distribution to preferred members	-	(10,886,826)	-	-	-	(10,886,826)
Tax distributions	-	(424,471)	-	-	(364,999)	(789,470)
Reorganization	6,642,690	(3,760,448)	66,427	3,694,021	-	-
Income tax benefit of reorganization	-	-	-	-	2,343,000	2,343,000
Net loss	-	-	-	-	(1,358,886)	(1,358,886)
Conversion of redeemable capital units	564,100	-	5,641	2,255,750	-	2,261,391
Proceeds from issuance of common stock, net	3,401,100	-	34,011	33,211,096	-	33,245,107
Share-based compensation	67,500	-	675	3,261,435	-	3,262,110

Balance, June 14, 2008	10,675,390	$-	$106,754	$42,422,302	$(1,745,374)	$40,783,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	First Half Ended
	June 14, 2008	June 16, 2007

Cash Flows from Operating Activities:
Net income (loss)	$(1,358,886)	$4,080,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,597,273	1,243,554
Bad debt provision	379,011	296,567
Share-based compensation	3,262,110	149,430
Non-cash inventory charge related to contract termination	-	2,182,330
Deferred tax expense	884,283	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(1,745,169)	(1,570,129)
Decrease (increase) in inventory	(2,978,976)	(2,296,837)
Decrease (increase) in prepaid and other current assets	(142,213)	224,014
Increase (decrease) in accounts payable	(520,600)	1,255,859
Increase (decrease) in accrued expenses	1,013,805	540,891
Cash provided by operating activities	390,638	6,105,836

Cash flows from Investing Activities:
Capital expenditures	(2,278,837)	(2,741,694)
Software and intangible asset costs	(302,624)	(56,782)
Cash used in investing activities	(2,581,461)	(2,798,476)

Cash flows from Financing Activities:
Deferred offering costs	-	(10,295)
Deferred financing costs	-	(23,686.00)
Proceeds from issuance of common stock, net of offering costs	34,251,288	-
Proceeds from note payable - bank	23,775,000	9,059,000
Repayments of note payable - bank	(44,115,000)	(10,484,000)
Common member contributions	-	1,900.00
Distributions to preferred members	(11,765,438)	(1,697,598)
Cash provided by (used in) financing activities	2,145,850	(3,154,679)
Net increase (decrease) in cash and cash equivalents	(44,973)	152,681
Cash and cash equivalents, beginning of period	479,364	271,308
Cash and cash equivalents, end of period	$434,391	$423,989

Supplemental disclosure of cash flow information:
Cash paid for interest	$500,267	$698,611
Payables for construction in process	50,500	656,989
Payables for offering costs	134,278	-
Income taxes paid	55,500	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 14, 2008
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

On March 12, 2008, Heritage-Crystal Clean, Inc. raised net proceeds of $33.2 million in an initial public offering and a direct placement (the “offerings”). Concurrently, the Company paid preferred members an accrued return through March 11, 2008 of $10.9 million as part of a reorganization, in which, prior to the consummation of the offerings, the members of Heritage-Crystal Clean, LLC and the former stockholders of BRS-HCC Investment Co., Inc. became stockholders of Heritage-Crystal Clean, Inc. (the “reorganization”). Further details regarding these transactions can be found below under the heading “Shareholders’ Equity.”

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

The unaudited interim financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements and notes thereto should  be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 29, 2007 filed with the Unites States Securities and Exchange Commission on a Registration Statement on Form S-1, as amended (SEC Reg. No. 333-143864)

The 2007 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on December 29, 2007. Our convention with respect to reporting periodic financial data is such that each of our first three fiscal quarters consist of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks. Interim results are presented for the twelve week periods and twenty-four week periods ended June 14, 2008 and June 16, 2007 each referred to as “second quarter ended” or “first half ended” or “fiscal first half ended”.

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

Then Company values restricted stock as of the closing stock price on the grant date, then amortizes the expense on a  straight-line basis in accordance with FASB Statement No. 123(R) over the remaining vesting period of the awards.

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

(d) Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position .

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

(3)  INVENTORY

The carrying value of inventory consisted of the following:

	June 14, 2008	December 29, 2007
Machines	$2,321,437	$2,227,933
Solvents	9,119,015	6,379,013
Drums	1,054,456	1,004,077
Accessories	931,441	836,350
Total inventory	$13,426,349	$10,447,373

(4)   NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $25 million. On March 3, 2008, the Company amended the credit facility to extend the maturity date of the credit facility to December 31, 2010. As of June 14, 2008 and December 29, 2007 $1.7 million and $22.0 million respectively, was outstanding under the credit facility. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 6.83% and 8.34% at June 14, 2008 and December 29, 2007, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of June 14, 2008, the Company was in compliance with all covenants under its credit facility. As of June 14, 2008 and December 29, 2007 $23.3 million and $3.0 million respectively, were available under the credit facility.

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

The Company leases office space, equipment, and vehicles under noncancelable operating lease agreements which expire through 2016. Rental expense under operating leases was approximately $1.8 million and $1.5 million for the second quarter of 2008 and 2007, respectively and $3.5 million and $3.0 million for the first half of 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases as of June 14, 2008 are as follows:

Fiscal period:
Remainder of	2008	$4,160,377
	2009	6,788,971
	2010	5,399,670
	2011	4,081,720
	2012	3,250,301
Thereafter		3,944,262
Total		$27,625,301

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

Components of the Company's income tax benefit and provision for the period following the Company's conversion to a ‘C’ corporation on December 30, 2007 through June 14, 2008 including the $2.2 million deferred tax charge discussed above, are as follows:

December 30, 2007
through
June 14, 2008
Current:
Federal	$857,090
State	285,441
Total current	$1,142,531
Deferred:
Change in tax status	$2,210,535
Federal	(1,152,718)
State	(173,534)
Total deferred	$884,283

Income tax provision	$2,026,814
Pro forma tax for period prior to conversion	497,246
Total pro forma tax provision	$2,524,060

A reconciliation of the expected income taxes at the statutory federal rate to the Company's actual income taxes for December 30, 2007 through June 14, 2008, is as follows:

December 30, 2007
through
June 14, 2008
Tax benefit at statutory federal rate	$228,000
State and local tax, net of federal benefit	68,523
Other	17,002
Change in tax status	2,210,535
Earnings for period prior to conversion	(497,246)
Total income tax provision	$2,026,814
Pro forma tax for period prior to conversion	497,246
Total pro forma tax provision	$2,524,060

Components of deferred tax assets (liabilities) are as follows:

June 14, 2008
Deferred tax assets:
Tax intangible assets	$2,303,951
Allowances	690,001
Accrued other	549,703
Stock compensation	1,310,403
Total deferred tax asset	$4,854,058

Deferred tax liabilities:
Prepaids	(176,447)
Depreciation and amortization	(3,218,894)
Total deferred tax liability	$(3,395,341)

Net deferred tax asset	$1,458,717

Current deferred tax asset	$1,078,633
Noncurrent deferred tax asset	380,084

Net deferred tax asset	$1,458,717

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

• Paid distributions of $10.9 million to preferred unit holders of Heritage-Crystal Clean, LLC as part of the reorganization relating to an accrued return through March 11, 2008; and

• Recorded a cumulative net deferred tax liability of $2.2 million and a corresponding charge to our provision for income taxes upon becoming taxable as a ‘C’ corporation.

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

These options may vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under this Plan is as follows:

				Weighted
			Weighted	Average
	Options		Average Fair	Exercise
	Available For	Number of	Value Per	Price Per
	Grant	Options	Option	Option
Balance at December 29, 2007	-	-	-	-
Shares reserved	1,902,077	-	-	-
Options granted	(732,045)	732,045	$3.90	$11.50
Balance at June 14, 2008	1,170,032	732,045	$3.90	$11.50

At June 14, 2008 732,045 options were outstanding and had a weighted-average remaining contractual life of 9.77 years and an exercise price of $11.50. All of these options are fully vested and exercisable and the Company incurred $2.9 million ($1.7 million net of tax) of non-cash share-based compensation expense. The Company also incurred $0.3 million ($0.2 million net of tax) of non-cash share-based compensation expense that related to Key Employee Membership Interest Trust “KEMIT” units that converted to shares of common stock upon the completion of our initial public offering.

The fair values of employee stock options granted were estimated to be $3.90 per share on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

•	Volatility of 33.23%;

•	Risk-free interest rate of 2.76%;

•	Expected term of 5 years;

•	No dividend yield; and

•	Market value per share of stock on measurement date of $11.50

In addition to the stock options listed above, in February 2007, the Company granted to certain key employees in our oil and vacuum business 120 common units that subsequently converted to 60,000 restricted shares in connection with our initial public offering in March 2008. These shares are subject to forfeiture if certain performance goals are not achieved by fiscal year end 2011. As of June 14, 2008, the Company believes that the performance criteria will be met and has recorded compensation expense of $33,000 and $66,000 during the second quarter and first half of 2008, respectively, with respect to these shares. At June 14, 2008, there was $0.5 million of unrecognized compensation expense related to these awards which will be recorded through 2011.

The Company has granted in May 2008, 9,012 restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. At June 14, 2008, there was $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of 2009.

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

The following table reconciles the components of net income, net income available to common shareholders, and pro forma net income available to common members both for basic and diluted income per common share:

	Second Quarter Ended		First Half Ended
	June 14, 2008	June 16, 2007	June 14, 2008	June 16, 2007

Net income (loss) available to common shareholders	$1,409,388	$1,409,985	$(1,698,074)	$3,299,559

Net income (loss) per share available to common shareholders: basic	$0.13	$0.20	$(0.19)	$0.46
Net income (loss) per share available to common shareholders: diluted	$0.13	$0.19	$(0.19)	$0.46

Pro forma
Net income (loss)	$1,409,388	$1,800,284	$(1,358,886)	$4,080,157
Pro forma provision for income taxes	-	738,116	497,246	1,672,864
Return on preferred and mandatorily redeemable capital units	-	400,488	372,474	805,720
Pro forma net income (loss) available to common members	$1,409,388	$661,680	$(2,228,606)	$1,601,573

Pro forma net income (loss) per share: basic	$0.13	$0.09	$(0.24)	$0.22
Pro forma net income (loss) per share: diluted	$0.13	$0.09	$(0.24)	$0.22

Number of weighted average common shares outstanding: basic	10,675,390	7,181,790	9,147,554	7,172,830
Dilutive shares for share-based compensation plans	251,970	60,000	-	40,800
Number of weighted average common shares outstanding: diluted	10,927,360	7,241,790	9,147,554	7,213,630

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

For the first half ended June 14, 2008 the Company has excluded the effects of the stock options and restricted stock granted as their inclusion would have had an anti-dilutive effect on loss per share.

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

• Paid distributions of $10.9 million to preferred unit holders of Heritage-Crystal Clean, LLC as part of the reorganization relating to an accrued return through March 11, 2008; and

• Recorded a cumulative net deferred tax liability of $2.2 million and a corresponding charge to our provision for income taxes upon becoming taxable as a ‘C’ corporation.

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

Management believes that there have been no significant changes during the first half ended ended June 14, 2008 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission on March 11, 2008 (as amended) for the fiscal year ended December 29, 2007

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.

RESULTS OF OPERATIONS

Second quarter and first half ended June 14, 2008 compared to second quarter and first half ended June 16, 2007

Sales, Cost of sales, and Gross profit

	Second Quarter Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Sales	$24,838	$20,386	$4,452
Cost of sales	5,630	4,877	753
Gross profit	$19,208	$15,509	$3,699
Gross profit as % of sales	77%	76%

	First Half Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Sales	$47,835	$39,574	$8,261
Cost of sales	11,916	9,881	2,035
Cost of sales - inventory impairment	-	2,182	(2,182)
Gross profit	$35,919	$27,511	$8,408
Gross profit as % of sales	75%	70%

For the quarter ended June 14, 2008, sales increased $4.4 million, or 22%, to $24.8 million from $20.4 million for the quarter ended June 16, 2007. For the first half ended June 14, 2008, sales increased $8.2 million, or 21%, to $47.8 million from $39.6 million for the first half ended June 16, 2007. At the end of the second fiscal quarter of 2008, we were operating 54 branch locations compared with 48 at the end of the second fiscal quarter 2007. There were 47 branches that were in operation during both the second fiscal quarters of 2008 and 2007, which experienced same-branch sales growth of $3.8 million, or 19%.  Excluding the 5 branches in this group that gave up customers to new branch openings, the remaining 41 branches experienced same-branch sales growth of 18%.

For the quarter ended June 14, 2008, total cost of sales increased $0.7 million, or 15%, to $5.6 million from $4.9 million for the quarter ended June 16, 2007. Within cost of sales, increased solvent costs related to higher energy costs were partially mitigated by improved margins on the reuse solvent, as we sold solvent that had been carried in inventory at historically lower values.

For the first half ended June 14, 2008, total cost of sales decreased $0.1 million, or 1%, to $11.9 million from $12.0 million for the first half ended June 16, 2007. In the first quarter of 2007, we received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. We recorded cost of sales of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement.

Operating costs

	Second Quarter Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Operating costs	$12,601	$9,888	$2,713
As a % of sales	51%	49%

	First Half Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Operating costs	$24,117	$19,169	$4,948
As a % of sales	50%	48%

For the quarter ended June 14, 2008, operating costs increased $2.7 million, or 27%, to $12.6 million from $9.9 million in the quarter ended June 16, 2007. For the first half ended June 14, 2008, operating costs increased $4.9 million, or 26%, to $24.1 million from $19.2 million for the first half ended June 16, 2007. Operating costs, including branch labor and collection truck costs, increased primarily due to volume increases. Overall, operating costs increased as a percentage of sales due to higher costs for fuel and transportation related to fuel prices.

Selling, general & administrative

	Second Quarter Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Selling, general & administrative	$4,131	$3,518	$613
As a % of sales	17%	17%

	First Half Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Selling, general & administrative	$10,763	$6,619	$4,144
As a % of sales	22%	17%

For the quarter ended June 14, 2008, selling, general and administrative expense increased $0.6 million, or 17%, to $4.1 million from $3.5 million in the quarter ended June 16, 2007. Selling, general and administrative expense increased by approximately $0.3 million due to costs associated with being a public company.

For the first half ended June 14, 2008, selling, general and administrative expense increased $4.1 million, or 63%, to $10.7 million from $6.6 million for the first half ended June 16, 2007. Selling, general and administrative expense included employee share-based compensation charges of $3.2 million ($1.9 million net of tax) related to employee stock options granted at the time of our initial public offering which vested immediately and also related to the vesting of certain Key Employee Membership Interest Trust “KEMIT” units and additional costs associated with being a public company.

Proceeds from contract termination

	First Half Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Proceeds from contract termination	$-	$3,000	$(3,000)
As a % of sales	0%	8%

In the first quarter of 2007, we received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. We recorded cost of sales of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement. Please refer to the above section referenced “Cost of sales – inventory impairment.”

Interest expense - net

	Second Quarter Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Interest expense - net	$19	$302	$(283)
As a % of sales	0%	1%

	First Half Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Interest expense - net	$371	$642	$(271)
As a % of sales	1%	2%

For the quarter ended June 14, 2008, interest expense decreased by $0.3 million, or 94%, from $0.3 million in the quarter ended June 16, 2007. For the first half ended June 14, 2008, interest expense decreased $0.3 million, or 42%, to $0.4 million from $0.7 million for the first half ended June 16, 2007. The decrease was due to our reduction in total debt outstanding in part due to our initial public offering in March 2008.

Provision for income taxes

	Second Quarter Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Provision for income taxes	$1,047	$-	$1,047
As a % of sales	4%	0%

	First Half Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007	Change
Provision for income taxes	$2,027	$-	$2,027
As a % of sales	4%	0%

In connection with our initial public offering, we changed our parent company legal structure from a limited liability company to a ‘C’ corporation. As a limited liability company, we were not subject to Federal or state corporate income taxes and as such had not incurred any historical taxes. For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years. A one-time charge to earnings of $2.2 million was recorded in the first quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation.  This was offset by the tax benefit recorded as a result of the net loss generated during the period the Company was a ‘C’ corporation.

FINANCIAL CONDITION

Liquidity and Capital Resources

	First Half Ended
	(Dollars in thousands)
	June 14, 2008	June 16, 2007
Net cash provided by (used in):
Operating activities	$391	$6,106
Investing activities	(2,581)	(2,798)
Financing activities	2,146	(3,155)
Net increase (decrease) in cash and cash equivalents	$(44)	$153

We had $0.4 million of cash and cash equivalents at June 14, 2008 and $0.5 million at December 29, 2007. We have historically financed our operations primarily through the private placement of preferred equity securities, borrowings from banks and investors and through funds from operations. During the first quarter of 2007, we received $3.0 million from the termination of a contract with a customer for used solvent who had failed to meet their volume purchase obligations. In March 2008, we received net proceeds of $35.1 million from an initial public offering and concurrent direct placement. These net proceeds exclude offering costs of $0.9 million paid prior to fiscal year end 2007 and $0.1 million accrued but not yet paid as of June 14, 2008. The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization described above under “Overview.”

Our secured bank credit facility provides for borrowings of up to $25 million. On March 3, 2008, the Company amended the facility to extend the maturity date to December 31, 2010. As of June 14, 2008 and December 29, 2007 $1.7 million and $22.0 million respectively, was outstanding under the credit facility. Under the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 6.83% and 8.34% at June 14, 2008 and December 29, 2007, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of June 14, 2008, the Company was in compliance with all covenants under the credit facility. As of June 14, 2008 and December 29, 2007, $23.3 million and $3.0 million respectively, were available under the credit facility.

At June 14, 2008, our working capital was $20.0 million compared to $14.6 million at December 29, 2007. The increase was primarily due to the $3.0 million increase in inventory, a $1.4 million increase in net accounts receivable and a $0.8 million deferred tax asset.  The increase in inventory was due to rising solvent prices. The increase in our deferred tax asset was due to our conversion from a limited liability company to a ‘C’ corporation and the establishment of beginning balances for our net current deferred tax assets and liabilities. The increase in accounts receivable was due to our increase in sales.

Net cash provided by operations was $0.4 million and $6.1 million in the first half of 2008 and 2007, respectively. The decrease primarily reflects the receipt of $3.0 million in the first quarter of 2007 from the termination of a contract with a customer coupled with an increase in inventory of $3.0 million and an increase in accounts receivable of $1.4 million in the first half of 2008.

Net cash used in investing activities was $2.6 million and $2.8 million in the first half of 2008 and 2007, respectively. Approximately $1.6 million of the capital expenditures made in the first half of 2008 was for purchases of parts cleaning machines, and $1.0 million was for other items including office equipment, leasehold improvements, software and intangible assets. As we grow and secure more parts cleaning business, this leads to a requirement for additional capital investment for parts cleaning machines.

Net cash provided by (used in) financing activities was $2.1 million and $(3.2) million in the first half of 2008 and 2007, respectively. The increase is primarily due to the net proceeds from the issuance of common stock net of offering costs. The net proceeds were primarily used to repay bank debt and to make a distribution to preferred members of the Company prior to the reorganization.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during the first half ended June 14, 2008 was $11.8 million and the annual effective interest rate for the first half ended June 14, 2008 was 6.83%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $30,000 change to our interest expense in the first half of 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 14, 2008 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.
Date: July 25, 2008	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary