Form 10-Q
period 2008-09-06
Heritage-Crystal Clean, Inc.
filed 2008-10-17
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 6, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated Filer [ ]
Non-accelerated filer	[X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Number of shares outstanding of registrant’s class of common stock as of September 30, 2008: 10,675,390

Table of Contents

PART I

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4. CONTROL AND PROCEDURES	19

PART II

OTHER INFORMATION
ITEM 6. EXHIBITS	20
SIGNATURES	21

PART I
ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 6, 2008	December 29, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$363	$479
Accounts receivable, net of allowance for doubtful accounts of $849
and $1,130 at September 6, 2008 and December 29, 2007, respectively	15,516	13,446
Inventory	14,530	10,447
Deferred income taxes	1,163	-
Prepaid and other current assets	1,937	1,208
Total Current Assets	33,509	25,580
Fixed assets, net of accumulated depreciation	20,584	19,420
Deferred offering costs	-	1,276
Deferred income taxes	132	-
Software and intangible assets, net of accumulated amortization	1,956	1,708
Total Assets	$56,181	$47,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$7,003	$7,258
Accrued salaries, wages, and benefits	2,172	1,560
Taxes payable	2,115	983
Other accrued expenses	1,249	1,169
Total Current Liabilities	12,539	10,970
Note payable - bank	1,165	22,045
Total Liabilities	13,704	33,015

Redeemable Capital Units	-	2,261

STOCKHOLDERS' EQUITY:

Preferred members' capital	-	14,704
Common members' capital	-	368
Common stock - 15,000,000 Shares authorized at $0.01 par value,
10,675,390 shares issued and outstanding at September 6, 2008	107	-
Additional paid-in capital	42,493	-
Accumulated deficit	(123)	(2,364)
Total Stockholders' Equity	$42,477	$12,708

Total Liabilities and Stockholders' Equity	$56,181	$47,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Third Quarter Ended		First Three Quarters Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007

Sales	$25,646	$20,967	$73,482	$60,541
Cost of sales	6,020	5,480	17,936	15,361
Cost of sales - inventory impairment	-	-	-	2,182
Gross profit	19,626	15,487	55,546	42,998
Operating costs	12,523	10,100	36,640	29,270
Selling, general, and administrative expenses	4,278	3,263	15,042	9,882
Proceeds from contract termination	-	-	-	(3,000)
Operating income	2,825	2,124	3,864	6,846
Interest expense - net	24	314	395	957
Income before income taxes	2,801	1,810	3,469	5,889
Provision for income taxes	1,179	-	3,206	-
Net income	1,622	1,810	263	5,889
Preferred return	-	390	339	1,171
Net income (loss) available to common shareholders	$1,622	$1,420	$(76)	$4,718

Net income (loss) per share available to common shareholders: basic	$0.15	$0.20	$(0.01)	$0.66
Net income (loss) per share available to common shareholders: diluted	$0.15	$0.20	$(0.01)	$0.65

Pro forma data:
Net income	$1,622	$1,810	$263	$5,889
Pro forma provision for income taxes	-	742	497	2,415
Return on preferred and mandatorily redeemable capital units	-	401	372	1,206
Pro forma net income (loss) available to common members	$1,622	$667	$(606)	$2,268

Pro forma net income (loss) per share: basic	$0.15	$0.09	$(0.06)	$0.32
Pro forma net income (loss) per share: diluted	$0.15	$0.09	$(0.06)	$0.31

Number of weighted average common shares outstanding: basic	10,675	7,182	9,657	7,176
Number of weighted average common shares outstanding: diluted	10,848	7,242	9,657	7,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Shareholders' Equity
(In Thousands)
(Unaudited)

			Par	Paid-in	Retained
	Units/	Members'	Value	Capital	Earnings
	Shares	Capital	Common	Common	(Deficit)	Total

Balance, December 29, 2007	24	$15,072	$-	$-	$(2,364)	$12,708
Distribution to preferred members	-	(10,887)	-	-	-	(10,887)
Tax distributions	-	(425)	-	-	(365)	(790)
Reorganization	6,642	(3,760)	66	3,694	-	-
Income tax benefit of reorganization	-	-	-	-	2,343	2,343
Net income	-	-	-	-	263	263
Conversion of redeemable capital units	564	-	6	2,256	-	2,262
Proceeds from issuance of common stock, net	3,401	-	34	33,211	-	33,245
Share-based compensation	68	-	1	3,332	-	3,333

Balance, September 6, 2008	10,675	$-	$107	$42,493	$(123)	$42,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended
	September 6, 2008	September 8, 2007

Cash Flows from Operating Activities:
Net income	$263	$5,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,441	1,917
Bad debt provision	584	454
Share-based compensation	3,333	204
Non-cash inventory charge related to contract termination	-	2,182
Deferred tax expense	1,048	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(2,654)	(2,339)
Decrease (increase) in inventory	(4,082)	(2,564)
Decrease (increase) in prepaid and other current assets	(730)	(186)
Increase (decrease) in accounts payable	210	1,093
Increase (decrease) in accrued expenses	1,824	689
Cash provided by operating activities	2,237	7,339

Cash flows from Investing Activities:
Capital expenditures	(3,436)	(5,612)
Software and intangible asset costs	(489)	(126)
Cash used in investing activities	(3,925)	(5,738)

Cash flows from Financing Activities:
Deferred offering costs	-	(559)
Deferred financing costs	-	(33)
Proceeds from issuance of common stock, net of offering costs	34,220	-
Proceeds from note payable - bank	30,760	19,974
Repayments of note payable - bank	(51,640)	(18,679)
Common member contributions	-	2
Distributions to preferred members	(11,768)	(2,375)
Cash provided by (used in) financing activities	1,572	(1,670)
Net increase (decrease) in cash and cash equivalents	(116)	(69)
Cash and cash equivalents, beginning of period	479	271
Cash and cash equivalents, end of period	$363	$202

Supplemental disclosure of cash flow information:
Cash paid for interest	$526	$1,104
Payables for construction in process	-	751
Payables for offering costs	103	-
Income taxes paid	1,024	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 6, 2008
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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation and basis of presentation

The Company conducts its primary business operations through Heritage-Crystal Clean, LLC., its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

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

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on December 29, 2007. Our convention with respect to reporting periodic financial data is such that each of our first three fiscal quarters consist of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks. Interim results are presented for the twelve week periods and thirty-six week periods ended September 6, 2008 and September 8, 2007 each referred to as “third quarter ended” or “third fiscal quarter” and “first three quarters ended” respectively.

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

(c) Stock-Based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on estimated grant date fair value.

The Company values restricted stock as of the closing stock price on the grant date, then amortizes the expense on a straight-line basis in accordance with FASB Statement No. 123(R) over the remaining vesting period of the awards.

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

(d) Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The impact of SFAS 141R on the Company will be dependant upon the extent to which we have transactions or events occur that are within its scope.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including on amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair valueoption. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 159 and the impact has been immaterial to the consolidated financial statements.

(3)  INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	September 6, 2008	December 29, 2007
Machines	$2,494	$2,228
Solvents	9,901	6,379
Drums	1,110	1,004
Accessories	1,025	836
Total inventory	$14,530	$10,447

(4)   NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $25 million. On March 3, 2008, the Company amended the credit facility to extend the maturity date of the credit facility to December 31, 2010. As of September 6, 2008 and December 29, 2007, $1.2 million and $22.0 million respectively, were outstanding under the credit facility. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 6.68% and 8.34% at September 6, 2008 and December 29, 2007, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of September 6, 2008, the Company was in compliance with all covenants under its credit facility. As of September 6, 2008 and December 29, 2007 $23.8 million and $3.0 million respectively, were available under the credit facility.

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

The Company leases office space, equipment, and vehicles under noncancelable operating lease agreements which expire through 2016. Rental expense under operating leases was approximately $1.7 million and $1.6 million for the third quarter of 2008 and 2007, respectively, and $5.2 million and $4.5 million for the first three quarters of 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases as of September 6, 2008 are as follows (in thousands):

Fiscal period:
Remainder of 2008	$2,669
2009	7,066
2010	5,649
2011	4,314
2012	3,562
Thereafter	4,449
Total	$27,709

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

Components of the Company's income tax benefit and provision for the period following the Company's conversion to a ‘C’ corporation from December 30, 2007 through September 6, 2008, including the $2.2 million deferred tax charge discussed above, are as follows:

December 30, 2007
through
September 6, 2008
Current:
Federal	$1,759
State	399
Total current	$2,158
Deferred:
Change in tax status	$2,210
Federal	(1,017)
State	(145)
Total deferred	$1,048

Income tax provision	$3,206
Pro forma tax for period prior to conversion	497
Total pro forma tax provision	$3,703

A reconciliation of the expected income taxes at the statutory federal rate to the Company's actual income taxes for December 30, 2007 through September 6, 2008, is as follows:

December 30, 2007
through
September 6, 2008
Tax at statutory federal rate	$1,180
State and local tax, net of federal benefit	164
Other	149
Change in tax status	2,210
Earnings for period prior to conversion	(497)
Total income tax provision	$3,206
Pro forma tax for period prior to conversion	497
Total pro forma tax provision	$3,703

Components of deferred tax assets (liabilities) are as follows:

September 6, 2008
Deferred tax assets:
Tax intangible assets	$2,272
Allowances	765
Accrued other	728
Stock compensation	1,182
Total deferred tax asset	$4,947

Deferred tax liabilities:
Prepaids	(360)
Depreciation and amortization	(3,292)
Total deferred tax liability	$(3,652)

Net deferred tax asset	$1,295

Current deferred tax asset	$1,163
Noncurrent deferred tax asset	132

Net deferred tax asset	$1,295

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

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

These options may vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under this Plan is as follows (in thousands):

	Options		Weighted Average Fair	Weighted Average Exercise
	Available	Number of	Value Per	Price Per
	For Grant	Options	Option	Option
Balance at December 29, 2007	-	-	-	-
Shares reserved	1,902	-	-	-
Options granted	(732)	732	$3.90	$11.50
Balance at September 6, 2008	1,170	732	$3.90	$11.50

 At September 6, 2008, 732,045 options were outstanding and had a weighted-average remaining contractual life of 9.54 years and an exercise price of $11.50. All of these options are fully vested and exercisable and the Company incurred $2.9 million of non-cash share-based compensation expense with respect to these options. The Company also incurred $0.3 million of non-cash share-based compensation expense that related to Key Employee Membership Interest Trust “KEMIT” units that converted to shares of common stock upon the completion of our initial public offering.

The fair values of employee stock options granted were estimated to be $3.90 per share on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

•	Volatility of 33.23%;

•	Risk-free interest rate of 2.76%;

•	Expected term of 5 years;

•	No dividend yield; and

•	Market value per share of stock on measurement date of $11.50.

In addition to the stock options listed above, in February 2007, the Company granted to certain key employees in our oil and vacuum business 120 common units that subsequently converted to 60,000 restricted shares in connection with our initial public offering in March 2008. These shares are subject to forfeiture if certain performance goals are not achieved by fiscal year end 2011. As of September 6, 2008, the Company believes that the performance criteria will be met and has recorded compensation expense of $33,000 and $99,000 during the third quarter and first three quarters of 2008, respectively, with respect to these shares. At September 6, 2008, there was approximately $0.5 million of unrecognized compensation expense related to these awards which will be recorded through 2011.

The Company has granted in May 2008, 9,072 restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. At September 6, 2008, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of 2009.

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

The following table reconciles the components of net income, net income available to common shareholders, and pro forma net income available to common members both for basic and diluted income per common share (in thousands, except per share data):

	Third Quarter Ended		First Three Quarters Ended
	September 6, 2008	September 8, 2007	September 6, 2008	September 8, 2007

Net income (loss) available to common shareholders	$1,622	$1,420	$(76)	$4,718

Net income (loss) per share available to common shareholders: basic	$0.15	$0.20	$(0.01)	$0.66
Net income (loss) per share available to common shareholders: diluted	$0.15	$0.20	$(0.01)	$0.65

Pro Forma
Net Income	$1,622	$1,810	$263	$5,889
Pro forma provision for income taxes	-	742	497	2,415
Return on perferred and mandatorily redeemable capital units	-	401	372	1,206
Pro forma net income (loss) available to common members	$1,622	$667	$(606)	$2,268

Pro forma net income (loss) per share: basic	$0.15	$0.09	$(0.06)	$0.32
Pro forma net income (loss) per share: diluted	$0.15	$0.09	$(0.06)	$0.31

Number of weighted average common shares outstanding: basic	10,675	7,182	9,657	7,176
Diluted shares for share-based compensation plans	173	60	-	47
Number of weighted average common shares outstanding: diluted	10,848	7,242	9,657	7,223

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

For the first three quarters ended September 6, 2008 the Company has excluded the effects of the stock options and restricted stock granted as their inclusion would have had an anti-dilutive effect on loss per share.

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

Management believes that there have been no significant changes during the first three quarters ended September 6, 2008 to the items that we disclosed as our critical accounting policies and estimates in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 filed with the United States Securities and Exchange Commission on March 11, 2008 (as amended) for the fiscal year ended December 29, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The impact of SFAS 141R on the Company will be dependant upon the extent to which we have transactions or events occur that are within its scope.

RESULTS OF OPERATIONS

Third quarter and first three quarters ended September 6, 2008 compared to third quarter and first three quarters ended September 8, 2007

Sales, Cost of sales, and Gross profit

	Third Quarter Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Sales	$25,646	$20,967	$4,679
Cost of sales	6,020	5,480	540
Gross profit	$19,626	$15,487	$4,139
Gross profit as % of sales	77%	74%

	First Three Quarters Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Sales	$73,482	$60,541	$12,941
Cost of sales	17,936	15,361	2,575
Cost of sales - inventory impairment	-	2,182	(2,182)
Gross profit	$55,546	$42,998	$12,548
Gross profit as % of sales	76%	71%

For the quarter ended September 6, 2008, sales increased $4.7 million, or 22%, to $25.6 million from $20.9 million for the quarter ended September 8, 2007. For the first three quarters ended September 6, 2008, sales increased $12.9 million, or 21%, to $73.4 million from $60.5 million for the first three quarters ended September 8, 2007. At the end of the third fiscal quarter of 2008, we were operating 54 branch locations compared with 48 at the end of the third fiscal quarter of 2007. There were 47 branches that were in operation during both the third fiscal quarters of 2008 and 2007, which experienced same-branch sales growth of $4.1 million, or 20%.  Excluding the 5 branches in this group that gave up customers to new branch openings, the remaining 42 branches experienced same-branch sales growth of 21%. On a year-to-date basis, same-branch sales growth was $11.1 million, or 19% for the 47 branches and $10.1 or 19% excluding the 5 branches in this group that gave up customers to new branch openings.

For the quarter ended September 6, 2008, total cost of sales increased $0.5 million, or 10%, to $6.0 million from $5.5 million for the quarter ended September 8, 2007. Within cost of sales, increased solvent costs related to higher energy costs were partially mitigated by improved margins on the reuse solvent, as we sold solvent that had been carried in inventory at historically lower values.

For the first three quarters ended September 6, 2008, total cost of sales increased $0.4 million, or 2%, to $17.9 million from $17.5 million for the first three quarters ended September 8, 2007. In the first quarter of 2007, we received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. We recorded cost of sales of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement.

Operating costs

	Third Quarter Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Operating costs	$12,523	$10,100	$2,423
As a % of sales	49%	48%

	First Three Quarters Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Operating costs	$36,640	$29,270	$7,370
As a % of sales	50%	48%

For the quarter ended September 6, 2008, operating costs increased $2.4 million, or 24%, to $12.5 million from $10.1 million in the quarter ended September 8, 2007. For the first three quarters ended September 6, 2008, operating costs increased $7.3 million, or 25%, to $36.6 million from $29.3 million for the first three quarters ended September 8, 2007. Operating costs, including branch labor and collection truck costs, increased primarily due to volume increases and higher costs for fuel and transportation related to fuel prices.

Selling, general & administrative

	Third Quarter Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Selling, general & administrative	$4,278	$3,263	$1,015
As a % of sales	17%	16%

	First Three Quarters Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Selling, general & administrative	$15,042	$9,882	$5,160
As a % of sales	20%	16%

For the quarter ended September 6, 2008, selling, general and administrative expense increased $1.0 million, or 31%, to $4.3 million from $3.3 million in the quarter ended September 8, 2007. Selling, general and administrative expense increased by approximately $0.4 million due to costs associated with being a public company which include among others, Board of Directors compensation and insurance, incremental legal and accounting fees and Sarbanes-Oxley consulting services.

For the first three quarters ended September 6, 2008, selling, general and administrative expense increased $5.1million, or 52%, to $15.0 million from $9.9 million for the first three quarters ended September 8, 2007. Selling, general and administrative expense included employee share-based compensation charges of $3.2 million related to employee stock options granted at the time of our initial public offering which vested immediately and also related to the vesting of certain Key Employee Membership Interest Trust “KEMIT” units and additional costs associated with being a public company which include among others, Board of Directors compensation and insurance, incremental legal and accounting fees and Sarbanes-Oxley consulting services.

Proceeds from contract termination

	First Three Quarters Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Proceeds from contract termination	$-	$3,000	$(3,000)
As a % of sales	0%	5%

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

Interest expense - net

	Third Quarter Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Interest expense - net	$24	$314	$(290)
As a % of sales	0%	1%

	First Three Quarters Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Interest expense - net	$395	$957	$(562)
As a % of sales	1%	2%

For the quarter ended September 6, 2008, interest expense decreased by $0.3 million, or 93%, from $0.3 million in the quarter ended September 8, 2007. For the first three quarters ended September 6, 2008, interest expense decreased $0.6 million, or 59%, to $0.4 million from $1.0 million for the first three quarters ended September 8, 2007. The decrease was due to our reduction in total debt outstanding substantially due to our initial public offering in March 2008.

Provision for income taxes

	Third Quarter Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Provision for income taxes	$1,179	$-	$1,179
As a % of sales	5%	0%

	First Three Quarters Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007	Change
Provision for income taxes	$3,206	$-	$3,206
As a % of sales	4%	0%

In connection with our initial public offering, we changed our parent company legal structure from a limited liability company to a ‘C’ corporation. As a limited liability company, we were not subject to federal or state corporate income taxes and as such had not incurred any historical taxes. For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years. A one-time charge to earnings of $2.2 million was recorded in the first quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation.  Income subject to federal and state income taxes since becoming a ‘C’ corporation was $5.4 million.  For the three quarters ended September 6, 2008, our current provision for income tax was $2.2 million and the deferred portion was $1.0 million.

FINANCIAL CONDITION

Liquidity and Capital Resources

	First Three Quarters Ended
	(Dollars in thousands)
	September 6, 2008	September 8, 2007
Net cash provided by (used in):
Operating activities	$2,237	$7,339
Investing activities	(3,925)	(5,738)
Financing activities	1,572	(1,670)
Net increase (decrease) in cash and cash equivalents	$(116)	$(69)

We had $0.4 million of cash and cash equivalents at September 6, 2008 and $0.5 million at December 29, 2007. We have historically financed our operations primarily through the private placement of preferred equity securities, borrowings from banks and investors and through funds from operations. During the first quarter of 2007, we received $3.0 million from the termination of a contract with a customer for used solvent who had failed to meet their volume purchase obligations. In March 2008, we received net proceeds of $35.1 million from an initial public offering and concurrent direct placement. These net proceeds exclude offering costs of $0.9 million paid prior to fiscal year end 2007 and $0.1 million accrued but not yet paid as of September 6, 2008. The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization described above under “Overview.”

Our secured bank credit facility provides for borrowings of up to $25 million. On March 3, 2008, we amended the facility to extend the maturity date to December 31, 2010. As of September 6, 2008 and December 29, 2007 $1.2 million and $22.0 million, respectively, were outstanding under the credit facility. Under the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 6.68% and 8.34% at September 6, 2008 and December 29, 2007, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of our tangible and intangible assets. As of September 6, 2008, we were in compliance with all covenants under the credit facility. As of September 6, 2008 and December 29, 2007, $23.8 million and $3.0 million respectively, were available under the credit facility.

At September 6, 2008, our working capital was $21.0 million compared to $14.6 million at December 29, 2007. The increase was primarily due to a $4.1 million increase in inventory, a $2.1 million increase in net accounts receivable and a $1.2 million current deferred tax asset. The increase was partially offset by the increase in current taxes payable of approximately $1.1 million. The increase in inventory was due to rising solvent prices. The increase in our deferred tax asset was due to our conversion from a limited liability company to a ‘C’ corporation and the establishment of beginning balances for our net current deferred tax assets and liabilities. The increase in accounts receivable was due to our increase in sales.

Net cash provided by operations was $2.2 million and $7.3 million in the first three quarters of 2008 and 2007, respectively. The decrease primarily reflects the receipt of $3.0 million in the first quarter of 2007 from the termination of a contract with a customer coupled with an increase in inventory of $4.1 million versus the $2.6 million increase reported in 2007.

Net cash used in investing activities was $3.9 million and $5.7 million in the first three quarters of 2008 and 2007, respectively. In the first three quarters of 2007, approximately $3.5 million was for expenditures relating to the construction of our distillation tower. Approximately $2.5 million of the capital expenditures made in the first three quarters of 2008 was for purchases of parts cleaning machines, and $1.4 million was for other items including office equipment, leasehold improvements, software and intangible assets. We expect future capital expenditures commensurate with business growth.

Net cash provided by (used in) financing activities was $1.6 million and $(1.7) million in the first three quarters of 2008 and 2007, respectively. The increase is primarily due to the net proceeds from the issuance of common stock net of offering costs. The net proceeds were primarily used to repay bank debt and to make a distribution to preferred members of the Company prior to the reorganization.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during the first three quarters ended September 6, 2008 was $11.8 million and the annual effective interest rate for the first three quarters ended September 6, 2008 was 6.68%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $64,000 change to our interest expense in the first three quarters of 2008.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 6, 2008 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date: October 17, 2008	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary