Form 10-K
period 2009-01-03
Heritage-Crystal Clean, Inc.
filed 2009-03-30
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-33987

HERITAGE-CRYSTAL CLEAN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0351454 (IRS Employer Identification No.)
2175 Point Boulevard Suite 375 Elgin, IL (Address of principal executive offices)	60123 (Zip Code)
(Registrant's telephone number, including area code) (847) 836-5670
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of Class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

 On June 13, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $42.7 million, based on the closing price of such common stock as of that date on NASDAQ.

 On March 17, 2009, there were outstanding 10,685,006 shares of Common Stock, $.01 par value, of Heritage-Crystal Clean, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

 Certain portions of the registrant's definitive proxy statement for its 2009 annual meeting of stockholders to be held on May 26, 2009 are incorporated by reference into Part III of this report.

HERITAGE-CRYSTAL CLEAN, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 3, 2009

TABLE OF CONTENTS

 Disclosure Regarding Forward-Looking Statements

 In addition to historical information, this annual report contains forward-looking statements and are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

 The factors listed under “Risk Factors,” as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations or estimates we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described above under the heading “Risk Factors” and elsewhere in this annual report.

 Forward-looking statements speak only as of the date of this annual report. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this annual report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this annual report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1.  BUSINESS

Overview

 Heritage-Crystal Clean, Inc. through its subsidiary (hereafter collectively referred to as "we", "us" or "our") is the second largest provider of parts cleaning services in the U.S. based on revenues and a leading provider of containerized waste services that focuses on small and mid-sized customers. Our services allow our customers to outsource their handling and disposal of parts cleaning solvents as well as other containerized waste. Many of these substances are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and also to the generator. We allow our customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management and, more specifically, the related administrative burdens.

 We offer an integrated suite of industrial and hazardous waste services including parts cleaning, containerized waste management, used oil collection and vacuum truck services. In each of our services, we have adopted innovative approaches to minimize the regulatory burdens for our customers and have made “ease of use” of our services and products a priority. Our company has implemented two different programs whereby our customers’ used solvent may be excluded from the EPA’s definition of hazardous waste. In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials. In our non-hazardous program, we provide our customers an alternative parts cleaning solvent not included in the definition of hazardous waste due to its increased flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions).

 Heritage-Crystal Clean, Inc. ("Company") was incorporated under the laws of the state of Delaware on June 13, 2007. From mid 1999 through June 12, 2007, the business of the Company was conducted by Heritage-Crystal Clean, LLC ("Holdings") and its affiliates. On March 12, 2008, Holdings and its wholly-owned and majority-owned affiliates completed a reorganization and an initial public offering. In connection with the reorganization and public offering, Holdings became a subsidiary of the Company. Our principal executive office is located in Elgin, Illinois.

Industry

 We operate within the U.S. market for industrial and hazardous waste services. Specifically, we focus on the parts cleaning, containerized waste, used oil services and vacuum services areas of the industrial and hazardous waste services markets. These establishments have a need to remove grease and dirt from machine and engine parts with solvent, and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops and trucking firms, as well as small manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil or waste paint that generally cannot be discarded as municipal trash or poured down a standard drain.

 Parts cleaning machines and solvent are used by mechanics in industrial plants and automotive technicians in garages to clean dirty machine parts. Through use, the solvent becomes contaminated with oil and sediment and must be replaced, typically every 4 to 12 weeks. This replacement of solvent is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down the drain. Because the management of these wastes is subject to constantly changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records and ensure compliance with environmental laws. While large businesses, who generate substantial volumes of industrial and hazardous wastes, generally find it more efficient to employ a staff of highly trained employees to manage this waste and ensure their compliance with the numerous federal, state and local regulations that surround the proper handling of these materials, small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments. Small and mid-sized businesses typically prefer to outsource these services to providers that can assist them in their disposal of used solvent as well as other wastes, including used oil, waste paint, used oil filters, discarded fluorescent light tubes and other materials subject to regulations designed to protect the environment from pollution.

The Crystal Clean Solution

 Through our network of 54 branches, we provide parts cleaning and industrial waste removal services to 40,000 client sites on a regular schedule. During fiscal 2008, we performed more than 285,000 parts cleaning service calls. Our services allow our customers to outsource their handling and disposal of parts cleaning solvent and other wastes and related administrative responsibilities to us. We believe these services are highly attractive to customers, who value features such as assistance in preparing waste manifests and drum labels, and regularly-scheduled service visits to check inventories and remove accumulated waste. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts and our company is structured to meet these particular needs.

 In the parts cleaning industry, used solvent generated by parts cleaning customers is typically classified as a “hazardous waste” (a term defined in the regulations of the Environmental Protection Agency or EPA), but our company has implemented two different programs whereby our customers’ used solvent may be excluded from the definition of hazardous waste. In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials. In our non-hazardous program, we provide our customers with an alternative solvent not included in the EPA’s definition of hazardous waste due to its increased flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions), and then we recycle that solvent using our state-of-the-art distillation column. These two programs not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers’ locations. This can allow the client to achieve a lower “generator status” with the EPA and thereby reduce it’s overall regulatory burden. For example, a customer who was previously a Large Quantity Generator under EPA regulations, after switching to either our product reuse program or non-hazardous program for parts cleaning, may become eligible to be reclassified as a Conditionally Exempt Small Quantity Generator, which could significantly reduce the number of required reports and inspections at it’s facility.

Competitive Strengths

 We believe that we are the second largest provider of parts cleaning services in the U.S. and a leading provider of containerized waste services that focuses on small and mid-sized clients. From our current base of 54 branch locations, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:

 Large and Highly Diverse Customer Base.  Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries. Our customer base consists of over 40,000 served customer locations. In fiscal 2008, our largest single customer represented 1.5% of our annual sales, and our largest ten customers represented approximately 8.0% of our annual sales. This diverse customer base helps insulate us from disruption caused by the possible loss of a single large account.

 Innovative Services that Reduce Customers’ Regulatory Burdens.  We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens and we have developed innovative methods to help our customers achieve this objective. For example, we have created two parts cleaning service programs which each exempt our customers from certain hazardous waste regulations and filing requirements:

•
Product Reuse Program for Parts Cleaning. Rather than managing used solvent as a waste, we have developed a program that uses the solvent as an ingredient in the manufacture of asphalt roofing materials. Used solvent generated by customers participating in our product reuse program for parts cleaning is sold as a direct substitute for virgin solvent that is otherwise used in the asphalt manufacturing process. Because the used solvent generated by customers participating in our product reuse program for parts cleaning is destined for reuse, it is not deemed a hazardous waste, and therefore it is not subject to hazardous waste regulations. To enhance the marketing of these programs, in the past 19 years we and our predecessor Heritage Environmental Services have voluntarily obtained concurrence letters from more than 30 state environmental agencies to validate this approach.

•
Non-hazardous Program for Parts Cleaning. In our non-hazardous program for parts cleaning, we provide our customers with an alternative solvent that is not included in the EPA’s definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use. Because of the reduced solvent flammability, as long as the customer doesn’t add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in our non-hazardous program for parts cleaning is classified as hazardous waste by the EPA and as a result can be managed as non-hazardous waste. After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers, while at the same time minimizing the burdensome hazardous waste regulations faced by our customers. In order to most efficiently operate our non-hazardous program for parts cleaning, we have built a state-of-the-art solvent recycling system at our Indianapolis hub capable of recycling up to 6 million gallons per year of used solvent generated by customers participating in our non-hazardous program.

 Excellent Customer Service.  Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development. In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service. Our high quality service leads to high customer satisfaction, customer retention, cross-selling opportunities, and referrals to new prospects. During fiscal 2008, 84.6% of our sales were generated from customers that we also served during fiscal 2007.

 Experienced Management Team.  Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. Our senior managers have on average more than 20 years of industry experience and our middle managers have on average more than 10 years of experience. Many of our managers held key positions with Safety-Kleen between 1986 and 1998 during which time Safety-Kleen grew from $255 million to over $1.0 billion in annual revenue.

 Cost-Efficient Branch Rollout Model.  Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at either a regional hub or our headquarters. This model has been the foundation for our new branch rollout during the past nine years, as we have expanded from 14 to 54 branches, and we expect to extend this model to new locations.

Growth Strategies

 Same-Branch Sales Growth.  We seek to generate year-over-year growth in existing markets by obtaining new customers and by cross-selling multiple services to existing customers. Our sales and marketing strategy includes providing significant incentives to our field sales and service personnel to find and secure new business. These incentives include commission compensation for individuals and managers, as well as prize awards and contests at the individual and team level. Our company culture is designed to consistently emphasize the importance of sales and service excellence, and to build and maintain enthusiasm that supports continued sales success. Additionally, we intend to drive profitability by leveraging fixed costs against incremental sales growth at our existing branches. There were 47 branches that were in operation during both the fiscal years of 2008 and 2007, and these branches experienced same-branch sales growth of $14.8 million, or 18.1%.

 Expanded Service Offerings.  All of our branches currently offer parts cleaning and containerized waste management services. Other services that we provide, including used oil collection services and vacuum truck services, are currently offered in less than half of our branch locations. As our business grows and we achieve sufficient market penetration, we expand the number of services offered at our branches. We also have other new business programs in various stages of development and these may be offered through our branch locations in the future.

 Geographic Expansion.  We currently operate from 54 branch locations that offer our core parts cleaning and containerized waste management services to customers in 38 states. We have historically been able to install new branches at a relatively low cost. Within our geographic focus area (the eastern and central portion of the U.S.), we believe that there are opportunities to open more branches and provide convenient local service to additional markets, particularly in the Northeastern and Southeastern regions of the U.S. where our penetration is lowest. We anticipate expansion of our business to the Western U.S. where we currently have no operations. In the future, we believe that there will be significant opportunities to offer our services in international markets as well.

 Selectively Pursue Acquisition Opportunities.  Our management team has significant experience in identifying and integrating acquisition targets. During the past eight years, we have successfully acquired the assets of several small competitors. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. Our growth plan is not dependent on acquisitions, but we will continue to pursue complementary acquisitions that leverage our established infrastructure.

Services

 All of our services are designed to cater to small to mid-sized clients whom we define as those customers who spend less than $50,000 per year on industrial and hazardous waste services. We have adopted innovative approaches to minimize the regulatory burdens associated with hazardous waste disposal for our customers and have made “ease of use” of our services and products a priority.

 Across our full range of services, we focus on reducing our customers’ burdens associated with their generation of hard-to-handle wastes. Many of these wastes are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and also to the generator. Many customers are familiar with “Superfund liability” and the possibility that they will be required to pay for future cleanups if their waste is mismanaged in a way that leads to environmental damage. Our services allow customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management.

 We offer an integrated suite of industrial and hazardous waste services including parts cleaning, containerized waste management, used oil collection and vacuum truck services. A significant majority of our customers use our parts cleaning and/or waste management services. Parts cleaning and containerized waste management represented substantially more than half of our sales in fiscal 2008 and are offered at all our branches. Because our efforts to expand our used oil collection and vacuum truck services have started more recently, these services are currently offered at less than half of our branches and we generate less sales from these services.

 In our parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil and grease from engine parts and machine parts requiring cleaning. Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir. The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts. The solvent can be reused for a period of time, after which it becomes too dirty and needs replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent while at the same time also cleaning and checking the customers’ parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe that the majority of parts cleaning services in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering two alternative parts cleaning programs (our product reuse and non-hazardous programs for parts cleaning) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management — ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Conditionally Exempt Small Quantity Generator, or CESQG. For our customers, maintaining a CESQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track and file transportation manifests; or produce other reports related to the use, storage and disposal of used solvents. We offer more than a dozen different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers purchase or are provided machines directly from us, we also offer parts cleaning service for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and water-based (aqueous) chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

 In our containerized waste business, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, and discarded fluorescent lighting tubes. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery (oil filters) or by following the less onerous universal waste regulations (fluorescent tubes and waste paint). In other cases, the hazardous waste regulations may apply, in which case we assist customers with the complete hazardous waste disposal process, including analysis to characterize their waste, preparation of manifests and drum labels, and selection of the appropriate destination facility. As part of our full-service approach, we visit our customers periodically to check their inventory of used or waste materials, and remove full containers as appropriate. Because there are statutory limits on the amount of time that a customer can store these waste materials, these service visits are valuable to help the customer stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee.

 In selected branch locations (fifteen as of January 3, 2009), we provide bulk used oil collection services. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize. We test the used oil to verify that there are no unwanted contaminants, and pump the customer’s material into our tank truck for proper management. Generally, the used oil that we collect is resold as an industrial fuel or as feedstock for a used oil recycling process. As with our other services, we offer to visit the customer on a regularly scheduled basis to arrange for the removal of their accumulated oil. This alleviates the customer’s burden of periodically checking to see if they require service.

 In selected branch locations (twenty-five as of January 3, 2009), we provide vacuum truck services for the removal of mixtures of oil, water and sediment from wastewater pretreatment devices. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment that needs to be removed. Because some of the material is very viscous, a specialized vacuum truck is utilized for efficient pumping. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer’s equipment operates as intended. These services are also scheduled on a regular basis.

Seasonality and Cyclical Nature of Business

 A significant portion of our business includes periodic service visits to our customers. Inclement weather in the geographic areas in which our branches operate may result in a significant number of cancelled service visits, which may result in lost sales and profits.

Sales and Marketing

 Our mission and culture emphasize sales and service excellence and entrepreneurship. Our field sales employees are each assigned their own territory, with direct individual responsibility for serving customers on their route and growing their business in their territory.

 Our sales philosophy starts with the principle of “sales through service.” We require and encourage our sales & service representatives, or SSRs, to grow their business on their route by delivering excellent service to existing customers. This helps our SSRs retain business, sell more services to satisfied customers, and obtain valued referrals to potential new customers. We have designed an incentive compensation system that links pay to new business development and sales retention.

 In addition to the efforts of our SSRs, we employ a branch manager at each of our branches, and we also employ branch sales managers, all of whom have dedicated sales territories and responsibilities. These employees are compensated primarily based on their success in achieving sales growth and customer retention. While the SSRs tend to sell more to existing customers and new vehicle maintenance accounts, our branch managers and branch sales managers concentrate more on sales to new manufacturing prospects, where we use appointments and structured sales presentations to describe our capabilities.

Competition

 The markets for parts cleaning, containerized waste management, used oil collection and vacuum truck services in which we compete are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen, has held substantial market share in the parts cleaning industry for the last three decades and has developed significant market share in used oil services and containerized waste management. Safety-Kleen operates throughout the continental U.S. and Canada through a network of approximately 160 branches. Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. We estimate that in the parts cleaning business, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor. Other competitors tend to be smaller regional firms or parts cleaning companies operating in a single city only. Although many of our small competitors lack the resources to offer clients a full menu of services, they generally offer parts cleaning services ancillary to a primary line of business such as used oil collection, in order to present a more complete menu to customers.

 The markets for containerized waste, used oil collection and vacuum truck services are highly fragmented and comprised of a variety of large and small competitors. In addition, companies involved in the waste management industry, including waste hauling, separation, recovery and recycling, may have the expertise, access to customers and financial resources that would encourage them to develop and market services and products competitive with those offered by us. We also face competition from alternative services that provide similar benefits to our customers as those provided by us.

 Price, service quality and timeliness, breadth of service offering, reputation, financial strength, and compliance history are the principal competitive factors in the markets in which we compete. While we feel that most market competitors compete primarily on price, we believe that our competitive strength comes from our focus on customer service and our broad menu of services. Although we employ a pricing structure that allows only limited discounts, we are able to deliver a sound value proposition through the reduced regulatory burden achieved through our programs. We could lose a significant number of customers if Safety-Kleen, or other competitors, materially lower their prices, improve service quality, develop other more competitive product and service offerings or offer a reuse or non-hazardous program for parts cleaning more appealing to customers than ours.

Environmental Compliance/Health and Safety

 We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. We strive to maintain the highest professional standards in our compliance and health and safety activities.

Suppliers and Recycling/Disposal Facilities

 We purchase goods such as parts cleaning machines, solvent (petroleum naptha mineral spirits), cleaning chemicals and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group “Heritage”, which beneficially owns 3,389,958 shares of our common stock as of March 17, 2009, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. and we have used their hazardous waste services in the past and to continue some level of use in the future.

Employees

 As of January 3, 2009, we employed 486 full time and 39 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Operations

 We operate a network of 54 local branches, each comprised of an area to store drums, an inventory of parts cleaners and other supplies, an area to park trucks, and a small office space. Most of our branch locations operate cost effectively in a framework that does not require the extensive permits sometimes demanded of firms that store or treat hazardous waste. This reduces costs and provides flexibility, making it easier for us to start quickly in a new location, or to change locations as we grow, without requiring that extensive capital and time be deployed toward branch ownership and permitting.

 Each of our branches serves as the base of operations for our SSRs, who daily drive their route vehicles to serve customers. They return their used solvent and drums of waste back to the branch, where these materials are left in drums and stored for reshipment. After a full load is assembled at a branch (typically every few days), a trailer drops off fresh solvent and parts cleaning machines and picks up used solvent and containerized waste for transport to one of our four operating hubs.

 We maintain operating hubs in Indianapolis, Indiana; Shreveport, Louisiana; Philadelphia, Pennsylvania; and Atlanta, Georgia. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. At each hub, the used solvent is typically pumped out of drums and stored in bulk tanks or railcars, and the drums that held the solvent are cleaned and refilled with fresh solvent to be delivered to our parts cleaning customers. Depending on whether the used solvent came from our product reuse program or our non-hazardous program, the used solvent is then stored for future sale, shipped in bulk for reuse, or stored for future recycling at our solvent recycling system located at our Indianapolis hub. The drums of hazardous and non-hazardous waste are organized based on the destination facility. These drums are staged and loaded back into trailers for reshipment to recyclers, incinerators, landfills, and waste-to-energy facilities.

 While we ship most collected materials to third parties, we recycle a portion of our used parts cleaning solvent with our state-of-the-art non-hazardous solvent recycling system at our Indianapolis hub. This system, which was completed in late fiscal 2007, allows us to recycle used solvent generated by customers participating in our non-hazardous program for parts cleaning. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After being recycled to remove oil, water, and other impurities, the resulting solvent which is suitable to be re-used by our customers for parts cleaning. In fiscal 2008, this enabled us to reduce the feedstock inventory available for recycling as well as reduce the amount of virgin product purchases. Our non-hazardous solvent recycling system is designed to process up to 6 million gallons per year, which provides significant capacity in excess of our current requirements.

Information Technology

 We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking and management of customer services, billing, and collections. This application utilizes an Oracletm database along with Microsofttm web servers using standard development tools. This system has been used as an integral part of our business operations for more than five years. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Handheld devices are used by our employees in the field to access customer service information through a mobile web interface. Statistics are gathered and reported on a daily and weekly basis through sales personnel and document processing. This provides timely, automated data measurement and compensation information for sales activities including incentives and contests that rapidly reward performance.

Insurance

 We purchase insurance providing financial protection from a range of risks; as of the end of fiscal 2008, our insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, our net exposure could still have a material adverse affect on our financial results.  While we attempt to select insurance underwriters that are financially strong, in the event that our insurers experience financial difficulties they may be unable to honor their obligations to us under the policies we have purchased.  We periodically review our insurance and evaluate the coverage and limits we purchase based on market factors, our evaluation of the risks to our business, and regulatory requirements which mandate certain minimum insurance levels.  The evaluation of the risks to our business is inherently uncertain, and we may in the future find that we have not purchased insurance that might have protected us from a material loss.

Facilities

 Our headquarters is based in a 23,100 square foot leased facility in Elgin, Illinois. We have 4 hubs and 54 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. All of our facilities are leased, on terms ranging from month-to-month up to 5 years, and in some cases with options to extend the lease term for up to 15 years.

 The following map sets forth the states in which we provide services:

Available Information

 We maintain a website at the following Internet address: http://www.crystal-clean.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.

Executive Officers of Registrant

 The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of Heritage-Crystal Clean.

Name	Age	Position

Joseph Chalhoub	63	President, Chief Executive Officer and Director
John Lucks	55	Vice President of Sales
Gregory Ray	48	Chief Financial Officer, Vice President, Business Management and Secretary
Tom Hillstrom	49	Vice President of Operations

Joseph Chalhoub
President, Chief Executive Officer and Director

 Mr. Chalhoub, founder of Heritage-Crystal Clean, LLC, has served as our President, Chief Executive Officer and Director since the formation of Heritage-Crystal Clean, LLC in 1999. Mr. Chalhoub formerly served as an executive of Safety-Kleen from 1987 to 1998 and was the President of Safety-Kleen from 1997 to 1998. Mr. Chalhoub has over 30 years of experience in the industrial and hazardous waste services industry.

John Lucks
Vice President of Sales

 Mr. Lucks has served as our Vice President of Sales since 2000. From 1988 to 1997, Mr. Lucks served as the Vice President of Industrial Marketing and Business Management of Safety-Kleen, where he was in charge of and oversaw a $300 million revenue business unit. Mr. Lucks has over 30 of years experience in the industrial and hazardous waste services industry.

Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary

 Mr. Ray has served as our Vice President, Business Management since 1999. In addition, Mr. Ray has served as our Secretary since 2004, and as our Chief Financial Officer since June 2007. From 1998 to 1999, Mr. Ray served as the Vice President, Business Management of Safety-Kleen, where he was in charge of and oversaw a $700 million revenue business unit. Mr. Ray has over 20 years of experience in the industrial and hazardous waste services industry.

Tom Hillstrom
Vice President of Operations

 Mr. Hillstrom has served in various capacities since joining Heritage-Crystal Clean, LLC in 2002. He is currently our Vice President of Operations. From 1996 to 1998, Mr. Hillstrom served as the Director of Planning and Evaluation of Safety-Kleen, where he was responsible for strategic planning and acquisitions. Mr. Hillstrom has over 20 years of experience in the industrial and hazardous waste services industry.

ITEM 1A.    RISK FACTORS

 An investment in our securities involves certain risks, including those we describe below. You should consider carefully these risk factors together with all of the information included or referred to in this report before investing in our securities.

Our results of operations and financial condition could be materially adversely impacted by the economic recession.

 The economy is experiencing a severe and prolonged recession as a result of the deterioration in the capital markets and related financial crisis which has adversely impacted our customer base, which is primarily composed of companies in the automotive repair and manufacturing industries.  The overall levels of demand for our parts cleaning products and supplies and other services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches.  Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence and housing demand.  Downturns in these general economic conditions can significantly affect our customers, which in turn effects demand, volumes, pricing and operating margins for our services and products.  Both our customers and suppliers have felt the impact of the economic recession. Given the current economic downturn, our customers are seeking ways to reduce their costs which could reduce their demand for our services.  Our customers and suppliers may face severe financial difficulties causing them to cease some or all their business operations or to reduce the volume of products they purchase from us in the future. We may have accounts receivables owing from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

 Adverse economic and financial markets conditions may also cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. Such changes could adversely affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we could be adversely affected.

 In addition, a substantial or prolonged material adverse impact on our results of operations and financial condition due to the economic recession could affect our ability to satisfy the financial covenants in our credit facility, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that may be outstanding under our credit facility. The cost of our obtaining an amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our credit facility. Further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable

Our operating margins and profitability may be negatively impacted by the volatility in crude oil, solvent, fuel and energy costs.

 A large portion of our business is dependent on the widespread availability of certain crude oil products. For example, our sales and service operations utilize a fleet of trucks which run on diesel fuel that we generally purchase in the open market on a daily basis.  Increased costs of fuel can significantly increase our operating costs.  Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase.   In addition, rapid decreases in the costs of crude oil products can adversely impact our inventory values and operating margins.

 The market price of crude has been volatile and rose substantially in recent years before falling significantly in late 2008.   If this volatility continues, our operating results could be adversely affected.  The price and supply of fuel and solvent is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. From 2004 to the third quarter of fiscal 2008, we experienced increases in the cost of fuel, solvent and other petroleum-based products. We have in the past been able to offset a portion of the increased fuel and solvent costs through the imposition of price increases and energy surcharges on our invoices to customers. However, because of the competitive nature of the industry and the terms of customer contracts, there can be no assurance that we will be able to pass on future increases in fuel or solvent prices to our customers. Due to political instability in oil-producing countries, fuel prices may increase significantly in 2009 and beyond. A significant increase in fuel or solvent costs could lower our operating margins and negatively impact our profitability. We currently do not use financial instruments to hedge against fluctuations in oil, solvent or energy prices.

 In addition, a significant portion of our inventory consists of new and used solvents.  Any volatility in the price of crude oil can significantly impact the value of this inventory and our operating margins.  For example, in the fourth quarter of fiscal 2008, we generally experienced a  sharp decrease in the cost of crude oil and related commodities which caused a decline in our solvent and oil inventory values and we recorded a $2.8 million non-cash inventory impairment charge on that portion of the Company’s solvent and oil inventory that is held for sale, reflecting the lower market value of such inventory, and $1.7 million in additional expense to reflect the lower value of the solvent inventory held for use in the Company’s service programs.  Further, because we apply a first-in first-out accounting method, volatility in solvent and oil prices can significantly impact our operating margins.  For example, in the fourth quarter of fiscal 2008, total cost of sales was higher than during the same quarter of 2007, in part because we consumed higher-valued solvent inventory purchased earlier in the year, when crude oil prices were elevated.  Any volatility in the price of crude oil could adversely affect our operating results.

Further consolidation and/or declines in the U.S. automotive repair and U.S. manufacturing industries could cause us to experience lower sales volumes which would materially affect our growth and financial performance.

 Our business relies on continued demand for our parts cleaning and waste management services in the U.S. automotive repair and U.S. manufacturing industries, which may suffer from declining market size and number of locations, due in part to the current economic recession, the potential bankruptcies of U.S. automobile manufacturers, international competition and consolidation in U.S. markets. Industry trends affecting our customers, including the continued trend of U.S. manufacturing moving offshore and the influx of inexpensive imported automotive aftermarket products, could reduce the demand for our parts cleaning and other services and products and have a material adverse impact on our business. As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult.

We conduct business in an industry that is highly regulated by environmental, health and safety, transportation, and employment laws and regulations. If we do not comply with these laws and regulations, we may be subject to involuntary shutdowns and/or significant financial penalties and negative response from our customers.

 The sale, handling, transportation, storage, recycling and disposal of industrial and hazardous waste, including solvents used in parts cleaners, used oil and containerized waste are highly regulated by various legislative bodies and governmental agencies at the federal, state and local levels, including the EPA, the Department of Transportation, and the Occupational Safety and Health Administration, or OSHA. Any failure by us to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures for equipment upgrades, fines, penalties, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs and/or involuntary temporary or permanent discontinuance of our operations.

If current environmental laws and regulations are changed, we may be forced to significantly alter our business model, which could have a material adverse effect on our financial performance.

 A change in any of the environmental, employment, health and safety laws and regulations under which we operate could have a material adverse effect on our business and prospects. For example, the EPA currently excludes waste used as an ingredient in the production of a product from being defined as hazardous waste. Our product reuse program for parts cleaning operates under this exclusion and provides an advantage by excluding our customers’ used solvent from being regulated as hazardous waste. Similarly, under our non-hazardous program for parts cleaning, we provide our customers with a different solvent that has a higher flashpoint than traditional solvents. The resulting used solvent is not considered to be hazardous waste, so long as our customers ensure that no inappropriate contaminants were contributed to the used solvent.

 If the EPA were to broaden the definition of hazardous waste to include used solvents generated by our customers under our product reuse and/or non-hazardous programs for parts cleaning, the value of our offerings may be significantly reduced which would have a material adverse effect on our financial performance. Examples of changes by the EPA that could adversely affect our services include, but are not limited to, the following:

•	elimination of the reuse exception to the definition of hazardous waste;

•	increase in the minimum flashpoint threshold at which solvent becomes included in the definition of hazardous waste;

•	increased requirements to test the used solvent that we pick up from our customers for the presence of toxic or more flammable contaminants; and

•	adoption of regulations similar to those enacted in some California air quality districts that prohibit the use of the solvents of the type that we sell for parts cleaning operations.

 In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that our costs associated with meeting any of these requirements are substantial and cannot adequately be passed through to our customers, our earnings and cash flows could suffer.

We face intense competition in the industrial and hazardous waste services industries.

 The markets for parts cleaning, containerized waste management, used oil collection, and vacuum truck services are intensely competitive. While numerous small companies provide these services, Safety-Kleen, our largest competitor, has held substantial market share in the parts cleaning industry for the last three decades and has developed a significant market share in used oil services and containerized waste management. Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. Our business growth, financial performance and prospects will be adversely affected if we cannot gain market share from these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen, or other competitors, materially lower their prices, improve service quality or develop more competitive product and service offerings.

 In addition, companies involved in the waste management industry, including waste hauling, separation, recovery and recycling, may have the expertise, access to customers and financial resources that would encourage them to develop and market services and products competitive with those offered by us. We also face competition from alternative services that provide similar benefits to our customers as those provided by us. In addition, new technology regarding the treatment and recycling of used solvent and used oil may lead to functionally equivalent or superior products becoming available, which may decrease the demand for our services and products or cause our products and services to become obsolete.

We could be subject to involuntary shutdowns or be required to pay significant monetary damages if we are found to be a responsible party for the improper handling or the release of hazardous substances.

 As a company engaged in the sale, handling, transportation, storage, recycling and disposal of materials that are or may be classified as hazardous by federal, state, or other regulatory agencies, we face risks of liability for environmental contamination. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them to the facilities. As a potentially responsible party, or PRP, we may be liable under CERCLA for substantial investigation and cleanup costs even if we operate our business properly and comply with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and cleanup, even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if we were able to identify who the other responsible parties might be, we may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources.

 Our facilities and the facilities of our customers and third party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. Our pollution liability insurance excludes certain liabilities under CERCLA. Thus, if we were to incur liability under CERCLA that was not covered by our insurance and if we could not identify other parties responsible under the law whom we are able to compel to contribute to the liabilities, the cost to us could be substantial and could impair our profitability, reduce our liquidity and have a material adverse effect on our business. Although our customer service agreements typically provide that the customer is responsible for ensuring that only appropriate materials are disposed of, we could be exposed to third party claims if customers dispose of improper waste, and we might not be successful in recovering our damages from those customers. In addition, new services or products offered by us could expose us to further environmental liabilities for which we have no historical experience and cannot estimate our potential exposure to liabilities.

We continue to carry a significant inventory of used solvents generated by customers participating in our product reuse program for parts cleaning.

 From 1999 to 2005, we sold the used solvent generated by customers participating in our product reuse program for parts cleaning to a single purchaser that purchased the solvent as an ingredient in the manufacture of roofing asphalts. In 2006, this purchaser ceased purchasing from us, and while we were identifying new customers we accumulated approximately 34,000 barrels of used solvent in inventory.  Since that time, our inventory of used solvent has fluctuated and we expect it may continue to fluctuate.  We plan to reduce this inventory by identifying new purchasers and by transitioning additional customers to our non-hazardous program for parts cleaning. If we do not find suitable replacement purchasers acceptable under EPA regulations, we may be forced to scale back our product reuse program for parts cleaning, and may be subject to significant disposal related liabilities, penalties and/or litigation which could materially harm our reputation and have a material adverse effect on our financial performance. If we are unable to sell our inventory, we would be required to take a charge to inventory and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for 2008 and prior years, we may not be able to do so for 2009 or future years.

Our ability to achieve our business and financial objectives is subject to our ability to expand our non-hazardous programs for parts cleaning.

 If our business continues to grow, we may need to expand our non-hazardous program for parts cleaning. Unlike used solvent generated by customers participating in our product reuse program for parts cleaning (which must be resold for reuse as an ingredient), used solvent generated by customers participating in our non-hazardous program for parts cleaning can be recycled by third party recyclers or by us. We have constructed a solvent recycling system at our Indianapolis hub to recycle used solvent generated by customers participating in our non-hazardous program and we may also undertake similar projects in the future. Any unanticipated costs in operating our solvent recycling system could have a material adverse effect on our operating results and require us to seek an alternative means to recycle or dispose of used solvent.

 The operation of our solvent recycling system may be considered inherently dangerous and injury to individuals or property may occur, potentially subjecting us to lawsuits. If we fail to operate our solvent recycling system as anticipated, our business and operating results could suffer. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time, or offer new product lines which may not be profitable and could materially and adversely affect our financial condition and results of operations.

We depend on the service of key individuals, the loss of whom could materially harm our business.

 Our success will depend, in part, on the efforts of our executive officers and other key employees, including Joseph Chalhoub, our President and Chief Executive Officer, Gregory Ray, our Chief Financial Officer, Vice President, Business Management and Secretary, and John Lucks, our Vice President of Sales. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain any key man life insurance policies.

 In addition, our operations and growth strategy rely on the expansion of our business through the creation and growth of new and existing branches. In order for us to create and grow new and existing branches properly, we must continually recruit and train a pool of hardworking and motivated sales & service representatives, or SSRs, to develop new customer leads, as well as support our existing customer base. If we are not able to retain and recruit a sufficient number of SSRs, or we experience an increase in the turnover of existing SSRs, we may not be able to support the continued growth of our business, which could have a material adverse impact on our financial performance.

We operate our business through many locations, and if we are unable to effectively oversee all of these locations, our business reputation and operating results could be materially adversely affected.

 Because we rely on our extended network of 54 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee and control information reporting from these locations.   If in the future we are unable to effectively oversee and control information reporting from our branch locations, then our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, and our business could be materially adversely affected.

Our insurance policies do not cover all losses, costs or liabilities that we may experience.

 We maintain insurance coverage, but these policies do not cover all of our potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage which would significantly affect our financial performance. For example, our pollution legal liability insurance excludes costs related to fines, penalties or assessments. Our insurance policies also have deductibles and self-retention limits that could expose us to significant financial expense. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, our business requires that we maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, our business could be materially and adversely affected.

We are subject to potential warranty expense and liability claims relating to our services and products.

 We offer our customers specific guarantees that we will be responsible for all expenses resulting from any spill that occurs while we are transporting, processing or disposing of customers’ used solvent and other waste. Accordingly, we may be required to indemnify our customers for any liability under CERCLA or other environmental, employment, health and safety laws and regulations. We may also be exposed to product liability claims by our customers, users of our part cleaning products or third parties claiming damages stemming from the mechanical failure of parts cleaned with solvents and/or equipment provided by us. Although we maintain product liability insurance coverage, if our insurance coverage proves inadequate or adequate insurance becomes unreasonably costly or otherwise unavailable, future claims may not be fully insured. An uninsured or partially insured successful claim against us could have a material adverse effect on our business, financial condition and results of operations.

Litigation related to personal injury from exposure to solvents and the operation of our business may result in significant liabilities and affect our profitability.

 We have been and in the future may be involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of exposure to hazardous chemicals that are a part of the solvents that we provide. In addition, the hazards and risks associated with the use, transport, storage, and handling and disposal of our customers’ waste by us and our customers (such as fires, natural disasters, explosions and accidents) and our customers’ improper or negligent use or misuse of solvent to clean parts may also expose us to personal injury claims, property damage claims and/or products liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our business.

We may be unable to manage our growth.

 In our first eight full years of operation, sales increased every year. In fiscal 2008, we generated sales of $108.1 million, reflecting a compound annual growth rate from 1999 equal to 28.9%. Our growth to date has placed and may continue to place significant strain on our management and its operational and financial resources. We anticipate that continued growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and operational personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining those personnel. Our ability to compete effectively and to manage our future growth will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.

We are dependent on third parties to supply us with the necessary components and materials to service our customers. We are also dependent on third party transport, recycling and disposal contractors.

 In the operation of our business, we supply a large amount of virgin solvent and parts cleaning equipment to our customers. We do not maintain extensive inventories for most of these products. If we become unable to obtain adequate supplies and components in a timely and/or cost-effective manner, we may be unable to adequately provide sufficient quantities of our services and products to our customers, which could have a material adverse affect on our financial condition and results of operations.

 We, and our third party transporters, ship used oil and containerized waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors, and if we are forced to seek alternative vendors to handle our third party recycling and disposal activities, we may not be able to find alternatives without significant additional expenses, or at all, which could result in a material adverse effect on our financial performance. In addition, we could be subject to significant environmental liabilities from claims relating to the transport, storage, processing, recycling and disposal of our customers’ waste by our third party contractors and their subcontractors.

We obtain services from our largest stockholder, The Heritage Group (“Heritage”) and its affiliates, which we refer to collectively herein as Heritage, and our inability to replace these services in the future on economically acceptable terms could materially adversely affect our business.

 We obtain certain services from Heritage including disposal and waste transportation services and workers’ compensation insurance. If these services become unavailable from Heritage, to the extent that we are unable to negotiate replacements of these services with similar terms, we could experience increases in our expenses.

Our focus on small business customers causes us to be subject to the trends and downturns impacting small businesses, which could adversely affect our business.

 Our customer base is primarily composed of small companies in the automotive repair and manufacturing industries. The high concentration of our customers that are small businesses exposes us to some of the broad characteristics of small businesses across the U.S. Small businesses start, close, relocate, and get purchased or sold frequently. This leads to a certain amount of ongoing turnover in the market. As a result, we must continually identify new customers and expand our business with existing customers in order to sustain our growth. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business.

A system failure could delay or interrupt our ability to provide services and products and could increase our costs and reduce our sales.

 Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through 4 hubs that service our 54 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

Our business is subject to inclement weather and this may have a significant adverse effect on our financial performance.

 A significant portion of our business includes periodic service visits to our customers. Inclement weather in the geographic areas in which our branches operate may result in a significant number of cancelled service visits, which may result in lost sales and profits.

We may not be able to protect our intellectual property adequately.

 We rely upon know-how and technological innovation and other trade secrets to develop and maintain our competitive position. We rely, to a significant extent, on trade secrets, confidentiality agreements and other contractual provisions to protect our proprietary technology, and such agreements may not adequately protect us. Our competitors could gain knowledge of our know-how or trade secrets, either directly or through one or more of our employees or other third parties. Although we do not regard any single trade secret or component of our proprietary know-how to be material to our operations as a whole, if one or more of our competitors can use or independently develop such know-how or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

 In the event we become involved in defending or pursuing intellectual property litigation, such action may increase our costs and divert management’s time and attention from our business. In addition, any potential intellectual property litigation could force us to take specific actions, including, but not limited to, the following:

•	cease selling products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use infringing intellectual property.

Risks Related to our Common Stock

The price of our shares of common stock may be volatile.

 The trading price of shares of our common stock may fluctuate substantially. In particular, it is possible that our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may decline. These fluctuations could cause you to lose part or all of your investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

•	variations in our operating results;

•	announcements by us, our competitors or others of significant business developments, changes in customer relationships, acquisitions or expansion plans;

•	analysts’ earnings estimates, ratings and research reports;

•	the depth and liquidity of the market for our common stock;

•	speculation in the press;

•	strategic actions by us or our competitors, such as sales promotions or acquisitions;

•	actions by our large stockholders or by institutional and other stockholders;

•	conditions in the industrial and hazardous waste services industry as a whole and in the geographic markets served by our branches; and

•	domestic and international economic factors unrelated to our performance.

 The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

The small public float for our shares may make it difficult to sell your shares and may cause volatility in our stock price.

 A substantial portion of our shares of common stock are closely held by certain insider investors. As of March 17, 2009, Heritage beneficially owned 31.7% of our common stock, and directors and executive officers beneficially owned 44.8% of our common stock. Consequently, the public float is small for a public company, the availability of our shares may be limited and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

If securities or industry analysts do not publish research or reports about our business or publish negative research, or our results are below analysts’ estimates, our stock price and trading volume could decline.

 The trading market for our common stock may depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or our results are below analysts’ estimates, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Heritage has significant influence over our company, and its control could delay or deter a change of control or other business combination or otherwise cause us to take actions with which you may disagree.

 As of March 17, 2009, Heritage beneficially owned 31.7% of our outstanding common stock. In addition, in the event that we elect to issue additional shares of common stock for cash consideration in the future, Heritage will have the right to purchase an additional amount of common stock from us in connection with such issuance so that its ownership percentage in our company does not decrease. Further, one of the members of our board, Fred Fehsenfeld, Jr., is an affiliate of Heritage, and as of March 17, 2009, beneficially owned approximately 9.5% of our outstanding stock. As a result, Heritage has significant influence over our decision to enter into any corporate transaction and has significant influence with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Our ability to implement in a satisfactory manner effective internal controls over financial reporting or to remedy an existing significant deficiency in those controls could erode investor confidence and cause the price of our common stock to decline.

 Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires management of a reporting company to annually review, assess and disclose the effectiveness of a company’s internal control over financial reporting and to provide an attestation by independent auditors on its assessment of and the effectiveness of internal control over financial reporting. We will not be subject to the requirements of Section 404 until the end of our 2009 fiscal year. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.

 We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to businesses that we may acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as of the end of our 2009 fiscal year and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the Securities and Exchange Commission, or SEC, NASDAQ or other regulatory authorities.

We have incurred and will continue to incur increased costs as a result of being a public company.

 As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements. We have incurred costs associated with corporate governance requirements, including requirements under Sarbanes-Oxley, as well as rules implemented by the SEC and NASDAQ. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly.  Further, we may need to hire additional accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Any of these expenses could harm our business, operating results and financial condition.

If a substantial number of our shares of common stock become available for sale and are sold in a short period of time, the market price of our shares of common stock could decline.

 If our existing stockholders sell substantial amounts of our shares of common stock in the public market, the market price of our shares of common stock could decrease significantly. The perception in the public market that our existing stockholders might sell our shares of common stock could also depress our market price. As of March 17, 2009, we had 10,685,006 shares of our common stock outstanding.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We do not currently intend to pay cash dividends on our common stock to our stockholders and any determination to pay cash dividends in the future will be at the discretion of our Board of Directors.

 We currently intend to retain any profits to provide capacity for general corporate uses and growth of new and existing branches. Our Board of Directors does not intend to declare cash dividends in the foreseeable future. Any determination to pay dividends to our stockholders in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition and other factors deemed relevant by our Board of Directors. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates. In addition, the terms of our existing or future borrowing arrangements may limit our ability to declare and pay dividends.

Provisions in our certificate of incorporation and bylaws and under Delaware law could prevent or delay transactions that stockholders may favor.

 Our company is incorporated in Delaware. Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable, including a provision that authorizes our Board of Directors to issue preferred stock with such voting rights, dividend rates, liquidation, redemption, conversion and other rights as our Board of Directors may fix and without further stockholder action. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This could frustrate a change in the composition of our Board of Directors, which could result in entrenchment of current management. Takeover attempts generally include offering stockholders a premium for their stock. Therefore, preventing a takeover attempt may cause you to lose an opportunity to sell your shares at a premium. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

 Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the Board of Directors approves the transaction. This provision may prevent changes in our management or corporate structure. Also, under applicable Delaware law, our Board of Directors is permitted to and may adopt additional anti-takeover measures in the future.

 Our certificate of incorporation provides that the affirmative vote of at least seventy-five percent (75%) of our total voting power is required to amend our certificate of incorporation or to approve mergers, consolidations, conversions or the sale of all or substantially all of our assets. Given the voting power of Heritage, we would need the approval of Heritage for any of these transactions to occur.

 Our bylaws provide for the division of our Board of Directors into three classes with staggered three year terms. The classification of our Board of Directors could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.    PROPERTIES

 Our headquarters is located in Elgin, Illinois where approximately 23,100 square feet are leased under arrangements expiring in 2022.We have 4 hubs and 54 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. All of our branches and hubs are leased, on terms ranging from month-to-month up to 5 years, and in some cases with options to extend the lease term for up to 15 years. Our principal property, plant and equipment consist of machines, a recycling tower which is located at our hub facility located in Indianapolis, and vehicles. We believe that our property, plant and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

 The following map sets forth the states in which we provide services:

ITEM 3.       LEGAL PROCEEDINGS

 We are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

 One such lawsuit was Tricia Mary Iraci v. Heritage-Crystal Clean, LLC, et al., case number 2005-L-007528, filed in Circuit Court of Cook County, Illinois, which was filed on July 11, 2005 and named us as one of several defendants. This lawsuit was an individual personal injury suit seeking unspecified money damages for injuries allegedly caused by Mr. Iraci’s exposure to chemicals contained in our solvents. We denied any liability, engaged our insurance carrier and vigorously defended against this claim. In December 2008, the lawsuit was settled for an immaterial amount which was covered by our insurance.

 On December 7, 2006, we were notified by the EPA that we were named as a potentially responsible party in the Hassan Barrel site CERCLA cleanup conducted by the EPA in Fort Wayne, Indiana. We were one of at least 85 companies that sent drums to Hassan Barrel for reconditioning, and Hassan Barrel subsequently abandoned their site with contamination that required cleanup.  The Company and other responsible parties have been negotiating a settlement agreement with the EPA to implement a work plan to restore the site, and we expect this agreement to be finalized in April 2009.  We believe that we have insurance coverage for our exposure in this matter, including our legal costs, and our expenses to date have been paid for by our insurance carrier.

 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

 Our common stock trades on the NASDAQ Global Select Market under the symbol “HCCI”. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by NASDAQ. Prior to our initial public offering of our common stock on March 12, 2008, there was no public market for our common stock.

2008	High	Low
First Quarter (commencing March 12, 2008)	$16.51	$13.00
Second Quarter	18.69	13.01
Third Quarter	15.43	11.45
Fourth Quarter	14.75	8.40

 On March 17, 2009, the closing price of our common stock on the NASDAQ Global Select Market was $7.50 per share. On March 17, 2009, there were 188 stockholders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees’ holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of stockholders would be higher than the number of registered stockholders of record.

 We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement prohibits, and our indenture restricts, us from paying cash dividends on our common stock (see "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Performance Graph

 The graph set forth below compares the cumulative total stockholder return on our common stock between March 12, 2008 (the date of our initial public offering) and January 3, 2009, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period. This graph assumes the investment of $100 on March 12, 2008 in our common stock, in the NASDAQ Composite Index and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 12, 2008 was the initial public offering price of $11.50 per share.

 The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	03/12/08	01/03/09
Heritage-Crystal Clean, Inc.	$100.00	$100.87
NASDAQ Composite Index	$100.00	$72.74
NASDAQ Industrial Index	$100.00	$65.93

Securities Authorized For Issuance Under Equity Compensation Plans

 See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA

 The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. “fiscal 2008” represents the 53-week period ended January 3, 2009. “fiscal 2007” represents the 52-week period ended December 29, 2007 and “fiscal 2006” represents the 52-week period ended December 30, 2006. We have derived the statement of operations data for each of the years ended January 3, 2009, December 29, 2007 and December 30, 2006, and balance sheet data at January 3, 2009 and December 29, 2007 from our audited consolidated financial statements included in this report. We have derived the statement of operations data for each of the years ended December 31, 2005 and January 1, 2005 and the balance sheet data at December 30, 2006, December 31, 2005 and January 1, 2005 from our audited consolidated financial statements not included in this report.

	Fiscal Year
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales	$108,143	$89,734	$73,717	$59,221	$48,397
Cost of sales	29,430	22,920	18,823	14,061	11,710
Cost of sales — inventory impairment(1)	2,778	2,182	—	—	—
Gross profit	75,935	64,632	54,894	45,160	36,687
Operating costs	53,497	43,573	36,837	31,677	25,961
Selling, general, and administrative expenses	20,220	15,583	12,355	10,481	9,344
Proceeds from contract termination(1)	—	(3,000)	—	—	—
Operating income	2,218	8,476	5,702	3,002	1,382
Interest expense	408	1,408	1,415	967	658
Income before income taxes	1,810	7,068	4,287	2,035	724
Provision for income taxes(2)	2,618	—	—	—	—
Net income (loss)	(808)	7,068	4,287	2,035	724
Preferred return	339	1,691	1,691	1,696	1,663
Net income (loss) available to common stockholders	$(1,147)	$5,377	$2,596	$339	$(939)

Net income (loss) per share available to common stockholders: basic	$(0.11)	$0.75	$0.36	$0.05	$(0.13)
Net income (loss) per share available to common stockholders: diluted	$(0.11)	$0.74	$0.36	$0.05	$(0.13)

Number of weighted average common shares outstanding(3):
Basic	9.985	7,178	7,114	7,099	6,991
Diluted	9,985	7,229	7,114	7,099	6,991

PRO FORMA DATA (UNAUDITED):
Net income (loss)	$(808)	$7,068	$4,287	$2,035	$724
Pro forma provision for income taxes(2)	497	2,898	1,791	913	335
Return on preferred and mandatorily redeemable capital units	372	1,730	1,700	1,691	1,658
Pro forma net income (loss) available to common stockholders	$(1,677)	$2,440	$796	$(569)	$(1,269)

Pro forma net income (loss) per share: basic	$(0.17)	$0.34	$0.11	$(0.08)	$(0.18)
Pro forma net income (loss) per share: diluted	$(0.17)	$0.34	$0.11	$(0.08)	$(0.18)

OTHER OPERATING DATA:
Average sales per working day	$422	$355	$291	$233	$188
Number of branches at end of fiscal year	54	48	47	41	39

	At Fiscal Year End
	2008	2007	2006	2005	2004
	(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$327	$479	$271	$758	$402
Total assets	52,016	47,984	36,387	28,509	22,269
Total debt	20	22,045	18,130	14,100	11,560
Redeemable capital units	—	2,261	2,261	2,261	2,261
Total stockholders’ equity/members’ capital	41,556	12,708	8,776	6,630	4,794
____________

(1)
In fiscal 2008, we incurred a $2.8 million non-cash inventory impairment charge related to valuing our reuse solvent inventory which is held for sale to market value. In fiscal 2007, we received $3.0 million from the termination of a contract with a customer for our used solvent who had failed to meet their volume purchase obligations. We recorded an impairment charge of $2.2 million in fiscal 2007 to reduce solvent inventories to net realizable value in connection with this settlement.

(2)
On March 12, 2008, the date of our initial public offering, we changed our parent company legal structure from a limited liability company to a corporation. As a limited liability company, we were not subject to federal or state corporate income taxes. Therefore, net income does not give effect to taxes. For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years.

(3)
For fiscal years 2007 through 2004, the weighted average shares outstanding information reflects the 500-for-1 exchange of common units for common stock and the issuance of 1,217,390 shares of common stock in our reorganization that occurred prior to our initial public offering. We have included the redeemable common capital units outstanding prior to the reorganization in the calculation of basic and diluted earnings per share as the effect of excluding them would be anti-dilutive. In accordance with SFAS 150, shares of common stock that are mandatorily redeemable are excluded from the calculation of basic and diluted earnings per share. We have deducted earnings attributable to mandatorily redeemable units from income available to common unit holders.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to update any of the forward-looking statement.  Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. "fiscal 2008" represents the 53-week period ended January 3, 2009. "fiscal 2007" represents the 52-week period ended December 29, 2007 and "fiscal 2006" represents the 52-week period ended December 30, 2006.

Overview

 We are a leading provider of industrial and hazardous waste services to small and mid-sized customers who are engaged in vehicle maintenance or manufacturing activities. We offer a broad range of services desired by these customers including parts cleaning solvent management, and the removal and management of a variety of regulated wastes. We operate from a network of 54 branch facilities providing service to customers in 38 states.

 Our sales are generated primarily from providing parts cleaning and waste removal services for our clients, which accounted for approximately 96.6% of our sales for fiscal 2008. We also generate a minimal amount of sales from the sale of used oil, which accounted for the remaining 3.4% of our fiscal 2008 sales. The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as sales, but rather as a reduction in our net cost of solvent under cost of sales. We define and measure same-branch sales growth for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average sales per working day by dividing our sales by the number of non-holiday weekdays in the applicable fiscal year or quarter.

 We have established prices for our services, based on the relevant business variables for each service. With respect to our parts cleaning services, our pricing reflects the type of parts cleaning machine we provide (if any), the frequency of service visits, and the quantity and grade of solvent or other cleaning chemistry required. For our other services, our pricing typically reflects the nature and quality of the waste materials removed. Our customer agreements typically provide for annual renewal and price increases.

 Our cost of sales includes the costs of the materials we use in our services, such as solvent and other chemicals, depreciation on the parts cleaning machines we own and provide to customers, transportation of solvents and waste, and our payments to other parties to recycle or dispose of the waste materials that we collect. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. Increased costs of crude oil, a component of solvent, also can increase cost of sales, although we attempt to offset such increases with increased prices for our services.

 Our operating costs include the costs of operating our branch system and hubs, including personnel costs (including commissions), and facility rent, and truck leases, fuel and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

 Our selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, billing, receivables management, accounting and finance, information technology, environmental health and safety and legal. Our selling, general, and administrative expenses have increased as a result of the ongoing costs of being a public company.

Our History

 The history of our business activity dates back to the late 1980s, when Heritage Environmental Services established a division to concentrate on the service needs of smaller customers. This division, known as Crystal Clean, began providing parts cleaning and used oil collection services to customers in Indianapolis, Indiana, and gradually expanded to several other cities in the Midwest. During the 1990s, the Crystal Clean division expanded into markets in Texas and Louisiana as the result of a business venture with a major branded motor oil company. By the late 1990s, the Crystal Clean division was offering services to small to mid-sized customers in roughly a dozen metropolitan areas. In 1999, the parent of Heritage Environmental Services and Joseph Chalhoub, our current Chief Executive Officer, agreed to form a new company, Heritage-Crystal Clean, LLC, and to contribute the business assets of the Crystal Clean division to this new company. Mr. Chalhoub recruited a team of seasoned industry professionals to join our company and implement plans for growth.

Corporate Reorganization, Initial Public Offering and Direct Placement

 On March 11, 2008 we completed a reorganization, initial public offering and direct placement.  In connection with the reorganization, initial public offering and direct placement we:

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

• Repaid approximately $22.3 million of indebtedness with the proceeds raised in the initial public offering and direct placement;

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

 We have identified the following accounting policies as those that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations. Actual results in these areas could differ materially from management’s estimates under different assumptions and conditions.

Accounts Receivable and Allowance for Doubtful Accounts

 Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on analysis of customer creditworthiness, historical losses and general economic trends and conditions. We perform periodic credit evaluations of our customers and typically do not require collateral. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables, that we use to record reserves throughout the year. In the last seven years, our provisions for doubtful accounts have averaged less than 0.8% of sales. We do not have any off-balance sheet credit exposure related to our customers.

Inventory

 Inventory consists primarily of new and used solvents, new and refurbished parts cleaning machines, accessories, repair parts and used oil. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory. In the first quarter of fiscal 2007 we reported an impairment charge and reserved an associated excess reserve, reducing the reuse solvent inventory by $2.2 million. This was due to the supply contract termination as described in more detail below in our Results of Operations section. In the fourth quarter of fiscal 2008, we reported an impairment charge, reducing the reuse solvent and oil inventory by $2.8 million. This was due to a sharp decline in crude oil prices which resulted in the market value for our reuse solvent declining below the historic (FIFO) values. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

Share Based Compensation

 Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the prospective method of application, which requires us to recognize compensation cost on a prospective basis. For share-based awards granted after January 1, 2006, we recognize compensation expense based on estimated grant date fair value. See “Fiscal 2008 versus Fiscal 2007 – Selling, general & administrative expenses” for a description of compensation expenses related to the stock options that were granted and which vested in connection with the offerings and the acceleration of vesting of common units granted to employees under our Key Employee Membership Interest Trust.

Impairment of Long-Lived Assets

 Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

New Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. We have partially applied SFAS 157 and the impact has been immaterial to our consolidated financial statements. We do not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on our consolidated financial statements.

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

 In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations or financial position.

 In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for us beginning January 1, 2009. We do not expect the provisions to have a material impact on its consolidated financial statements.

Results of Operations

Fiscal Year Ended January 3, 2009 (“fiscal 2008”) versus Fiscal Year Ended December 29, 2007 (“fiscal 2007”)

	Fiscal 2008 versus Fiscal 2007
	(Dollars in thousands)
	Fiscal 2008	Fiscal 2007	Change
Sales	$108,143	$89,734	$18,409
Cost of sales	29,430	22,920	6,510
Cost of sales - inventory impairment	2,778	2,182	596
Gross profit	$75,935	$64,632	$11,303
Gross profit as % of sales	70.2%	72.0%

 For fiscal 2008, sales increased $18.4 million, or 20.5%, to $108.1 million from $89.7 million for fiscal 2007. The 53rd week of sales in fiscal 2008 equated to 1.5% of the growth compared to fiscal 2007 which reported sales for 52 weeks [see note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of this report for a description of our basis of presentation]. Sales growth in the fourth quarter of fiscal 2008 compared to fiscal 2007 declined to approximately 14.0%, which excludes the additional 4.7% increase in sales due to the additional week in fiscal fourth quarter of 2008 compared to 2007. This is somewhat less than the sales growth we reported in prior quarters, and reflects the impact on our business of the start of the economic recession.

 At the end of fiscal 2008, we were operating 54 branch locations compared with 48 at the end of fiscal 2007. There were 47 branches that were in operation during both the fiscal years of 2008 and fiscal 2007, which experienced same-branch sales growth of $14.8 million, or 18.1%.  Excluding the 5 branches in this group that gave up customers to new branch openings, the remaining 42 branches experienced same-branch sales growth of 18.3%.

 Fuel surcharges increased sales year-over-year by $0.9 million in fiscal 2008. These increases occurred primarily in the last half of fiscal 2008 to mitigate higher costs for virgin solvent, diesel fuel and transportation. Fuel and transportation costs decreased over the final months of the year as did surcharges billed to our customers. Solvent prices also declined, but we incurred charges to our cost of sales for inventory impairment on product held for sale as well as reductions to the lower cost on inventories used in operations.

 For fiscal 2008, total cost of sales increased $7.1 million, or 28.3%, to $32.2 million from $25.1 million for fiscal 2007. Cost of sales as a percentage of sales increased in fiscal 2008 to 29.8% from 28.0% in fiscal 2007. We incurred a $2.8 million non-cash inventory impairment charge during fiscal 2008 related to valuing our reuse solvent and used fuel oil inventory which is held for sale to market value, as a result of the decline in crude oil prices. Beyond this inventory impairment charge, we also recorded unusually high solvent costs of approximately $1.7 million during the fourth fiscal quarter of 2008 that were also related to the declining prices.  These increased costs reflect the revaluation of solvent recovered from customers  and  virgin solvent inventory held at our locations, for use in our service programs, both of which must be valued at the lower of cost or market.  During the fourth fiscal quarter of 2008, the steep decline in solvent values led to reductions in the value of these solvent inventories. In total, declining inventory values in the fourth fiscal quarter of 2008 led us to incur about $4.5 million of cost.

 Benefits we gained earlier in the first three quarters of fiscal 2008 by selling reuse solvent at higher prices than lower, historical cost were more than offset by the lower cost of market adjustment of reuse solvent and used oil inventory in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2007, we received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations in 2006. We recorded an impairment charge of $2.2 million in fiscal 2007 to reduce solvent inventories to net realizable value in connection with this settlement.

	Fiscal 2008 versus Fiscal 2007
	(Dollars in thousands)
	Fiscal 2008	Fiscal 2007	Change
Operating costs	$53,497	$43,573	$9,924
As a % of sales	49.5%	48.6%

 For fiscal 2008, operating costs increased $9.9 million, or 22.8%, to $53.5 million from $43.6 million for fiscal 2007. Operating costs, including branch labor and collection truck costs, increased as a percentage of sales as the improved efficiency in our branch network due to our gaining route density and scale in established markets was more than offset by increased diesel fuel and transportation costs.

	Fiscal 2008 versus Fiscal 2007
	(Dollars in thousands)
	Fiscal 2008	Fiscal 2007	Change
Selling, general & administrative expenses	$20,220	$15,583	$4,637
As a % of sales	18.7%	17.4%

 For fiscal 2008, selling, general and administrative expense increased $4.6 million, or 29.8%, to $20.2 million from $15.6 million for fiscal 2007. Selling, general and administrative expenses included employee share-based compensation charges of $3.2 million related to employee stock options granted at the time of our initial public offering which vested immediately and also related to the vesting of certain Key Employee Membership Interest Trust “KEMIT” units and additional costs associated with being a public company which include among others, Board of Directors compensation and insurance, incremental legal and accounting fees and Sarbanes-Oxley consulting services.

	Fiscal 2008 versus Fiscal 2007
	(Dollars in thousands)
	Fiscal 2008	Fiscal 2007	Change
Proceeds from contract termination	$-	$(3,000)	$3,000
As a % of sales	0.0%	(3.3)%

 In the first quarter of fiscal 2007, we received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. We recorded cost of sales of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement. Please refer to the above discussion related to cost of sales – inventory impairment for more information.

	Fiscal 2008 versus Fiscal 2007
	(Dollars in thousands)
	Fiscal 2008	Fiscal 2007	Change
Interest expense - net	$408	$1,408	$(1,000)
As a % of sales	0.4%	1.6%

 For fiscal 2008, interest expense decreased by $1.0 million, or 71.0%, to $0.4 million from $1.4 million for fiscal 2007. The decrease was due to our reduction of total debt outstanding using the cash proceeds received from our initial public offering in March 2008.

	Fiscal 2008 versus Fiscal 2007
	(Dollars in thousands)
	Fiscal 2008	Fiscal 2007	Change
Provision for income taxes	$2,618	$-	$2,618
As a % of sales	2.4%	0.0%

 In connection with our initial public offering, we changed our parent company legal structure from a limited liability company to a ‘C’ corporation. As a limited liability company, we were not subject to federal or state corporate income taxes and as such had not incurred any historical taxes. For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years. A one-time charge to earnings of $2.2 million was recorded in the first fiscal quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation.

Fiscal 2007 versus Fiscal Year Ended December 30, 2006 (“fiscal 2006”)

	Fiscal 2007 versus Fiscal 2006
	(Dollars in thousands)
	Fiscal 2007	Fiscal 2006	Change
Sales	$89,734	$73,717	$16,017
Cost of sales	22,920	18,823	4,097
Cost of sales - inventory impairment	2,182	-	2,182
Gross profit	$64,632	$54,894	$9,738
Gross profit as % of sales	72.0%	74.5%

 For fiscal 2007, sales increased $16.0 million, or 21.7%, to $89.7 million from $73.7 million for fiscal, 2006. At the end of fiscal 2007, we were operating 48 branch locations compared with 47 at the end of fiscal 2006. There were 41 branches that were in operation during both fiscal 2007 and fiscal 2006, which experienced same-branch sales growth of $10.6 million, or 14.5%.  Excluding the 11 branches in this group that gave up customers to new branch openings, the remaining 30 branches experienced same-branch sales growth of 19.2%.

For fiscal 2007, total cost of sales increased $6.3 million, or 33.4%, to $25.1 million from $18.8 million for fiscal 2006. In the first quarter of fiscal 2007, we received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. We recorded an impairment charge of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement.

	Fiscal 2007 versus Fiscal 2006
	(Dollars in thousands)
	Fiscal 2007	Fiscal 2006	Change
Operating costs	$43,573	$36,837	$6,736
As a % of sales	48.6%	50.0%

 For fiscal 2007 operating costs increased $6.7 million, or 18.3%, to $43.6 million from $36.8 million for fiscal 2006. The increase was primarily due to the addition of sales and service resources to support the expansion of our branch network. As a percentage of sales, operating costs decreased from 50.0% to 48.6%. The principal reason for this percentage reduction was the improved efficiency in our branch network, as we continued to gain route density and scale in established markets.

	Fiscal 2007 versus Fiscal 2006
	(Dollars in thousands)
	Fiscal 2007	Fiscal 2006	Change
Selling, general & administrative expenses	$15,583	$12,355	$3,228
As a % of sales	17.4%	16.8%

 For fiscal 2007 selling, general and administrative expense increased $3.2 million, or 26.1%, to $15.6 million from $12.4 million for fiscal 2006.  The increase was primarily due to the addition of staff to support the continuing expansion of our business and $0.9 million of expenses related to our investigation of customer overbilling. As a percentage of sales, selling, general, and administrative expenses increased slightly due to the $0.9 million of expenses related to our investigation of customer overbilling which was partially offset by our leveraging of fixed overhead costs across a larger base of sales.

	Fiscal 2007 versus Fiscal 2006
	(Dollars in thousands)
	Fiscal 2007	Fiscal 2006	Change
Proceeds from contract termination	$(3,000)	$-	$(3,000)
As a % of sales	(3.3)%	0.0%

 During fiscal 2007 we received $3.0 million from the termination of a contract with a customer for our used solvent who had failed to meet their volume purchase obligations. We recorded cost of sales of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement.

	Fiscal 2007 versus Fiscal 2006
	(Dollars in thousands)
	Fiscal 2007	Fiscal 2006	Change
Interest expense - net	$1,408	$1,415	$(7)
As a % of sales	1.6%	1.9%

 Interest expense remained steady at $1.4 million during fiscal 2007.

Liquidity and Capital Resources

Cash and Cash Equivalents

 As of January 3, 2009 and December 29, 2007, cash and cash equivalents were $0.3 million and $0.5 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility. Prior to fiscal 2007, we had historically financed our operations primarily through the private placement of preferred equity securities, borrowings from banks and investors and through funds from operations. In March 2008, we raised net proceeds of $33.2 million from an initial public offering and concurrent direct placement. These net proceeds include offering costs of $0.9 million paid prior to fiscal year end 2007 and include approximately $1.0 million of offering costs paid subsequent the initial public offering. The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization described above under “Corporate Reorganization, Direct Placement, and Initial Public Offering."

 Our secured bank credit facility provides for borrowings of up to $25.0 million. On March 3, 2008, we amended the credit facility to extend the maturity date of the credit facility to December 31, 2010. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 6.58% and 8.34% at January 3, 2009 and December 29, 2007, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of our tangible and intangible assets. As of January 3, 2009, we were in compliance with all covenants under the credit facility.  As of January 3, 2009, $20,000 was outstanding under the credit facility and we had $24.9 million of borrowing availability under our bank credit facility.

At January 3, 2009, working capital was $19.2 million compared to $14.6 million at December 29, 2007. This increase was partially due to an income tax refund of approximately $1.4 million and a decrease in solvent purchases which caused accounts payables to decrease.  At December 29, 2007, our working capital was $14.6 million compared to $11.0 million at December 30, 2006. The reclassification of a $3.3 million unsecured note payable from a long-term to a short-term liability largely offset the increase in our working capital resulting from the growth in our business.

 We believe that our existing cash, cash equivalents and available borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate, especially given the current economic recession.  Because some of our services generally lag trends in the general economy, we do not believe that our sales results reflect the complete impact of the U.S. recession on our business, and expect that our sales could be adversely impacted by the economic recession in fiscal 2009, which in turn could adversely impact our liquidity.  If in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings. Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current tightening of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         Summary of Cash Flow Activity

	Fiscal Year Ended,
	(Dollars in thousands)
	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net cash provided by (used in):
Operating activities	$4,704	$9,537	$2,598
Investing activities	(5,244)	(8,956)	(4,936)
Financing activities	388	(373)	1,852
Net increase (decrease) in cash and cash equivalents	$(152)	$208	$(486)

 The most significant items affecting the comparison of our operating activities for fiscal 2008 and fiscal 2007 are summarized below:

•
Earnings loss — Our net loss in fiscal 2008 negatively impacted our net cash provided by operating activities due to the sharp decrease in the cost of crude oil and related commodities during the fourth quarter which caused a decline in our solvent and oil inventory values.  The total cost of sales includes a $2.8 million non-cash inventory impairment charge on that portion of the Company’s solvent and oil inventory that is held for sale, reflecting the lower market value of such inventory.  Total cost of sales also includes an additional inventory write-down of $1.7 million to reflect the lower value of the solvent inventory held for use in the Company’s service programs. This was partially offset by the receipt in fiscal 2007 of $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. We recorded an impairment charge of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement

•
Share-based compensation — The significant increase in share-based compensation negatively affected the comparison of our cash flows from operations by approximately $3.1 million for fiscal year 2008 compared to fiscal year 2007. This was due to the issuance of employee stock options granted at the time of our initial public offering which vested immediately and also related to the vesting of certain Key Employee Membership Interest Trust “KEMIT” units.

•
Increased income tax payments and refunds — Cash paid for income taxes was $2.2 million higher on a year-over-year basis because prior to March 12, 2008, we were not subject to corporate income taxes because we operated as an LLC. This $2.2 million paid in fiscal 2008 was based on estimated tax payments and did not anticipate the loss in the fourth fiscal quarter of 2008. Therefore, we have applied for a federal tax refund which, along with state tax overpayments made in 2008, may be applied to future taxes payable.

•
Deferred tax expense — A one-time charge to earnings of $2.2 million was recorded in the first fiscal quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation. For fiscal 2008, our deferred tax expense was $1.8 million.

•
Accounts Payable — In the final two periods of fiscal 2008 we purchased $1.2 million less solvent than the same period of fiscal 2007 as recycling the non-hazardous used solvent enabled us to reduce the purchase volume requirements to nearly half. This reduced the year over year accounts payable balance by $1.5 million in addition to $0.4 million initial public offering related expense in accounts payable at the end of fiscal 2007 which was paid in fiscal 2008.

 The most significant items affecting the comparison of our operating activities for fiscal 2007 and fiscal 2006 are summarized below:

•
Earnings improvements — The increased net cash provided reflects our increased net income, partially offset by increased cash usage for inventory and accounts receivable related to the growth of our business. The increased net cash in fiscal 2007 also reflects the termination of a contract and one-time benefit as discussed above.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures — We used $4.7 million during fiscal 2008 for capital expenditures, compared with $8.8 million in fiscal 2007 and $4.7 million in fiscal 2006. The increased capital expenditures in fiscal 2007 were primarily due to the construction of our solvent recycling system.  During fiscal 2008, approximately $3.4 million of the capital expenditures made was for purchases of parts cleaning machines compared to $3.5 million and $3.0 million in fiscal 2007 and fiscal 2006, respectively. The remaining $1.3 million in fiscal 2008 was for other items including office equipment, leasehold improvements, software and intangible assets compared to $5.3 million and $1.7 million in fiscal 2007 and fiscal 2006, respectively.

•
Software and intangible asset costs — We used $0.5 million during fiscal 2008 for software and intangible asset costs, compared with $0.2 million in fiscal 2007 and $0.2 million in fiscal 2006. The increase in fiscal 2008 was related to acquisitions that resulted in non-compete agreements being capitalized as intangible assets.

 Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from issuance of common stock (Initial Public Offering) — In March 2008, we raised net proceeds of $33.2 million from an initial public offering and concurrent direct placement. These net proceeds include offering costs of $0.9 million paid prior to fiscal year end 2007 and include approximately $1.0 million of offering costs paid subsequent the initial public offering. The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization.

•
Distributions to preferred members— Distributions to preferred members in fiscal 2008 included tax distributions of $0.8 million and other distributions of $10.9 million to preferred unit holders of Heritage-Crystal Clean, LLC as part of the reorganization relating to an accrued return through March 11, 2008. The decrease in fiscal 2007 compared to fiscal 2006 is primarily due to deferred offering and financing costs. The increased distributions to preferred unit holders was offset by increased net borrowing in fiscal 2007 compared to fiscal 2006 due to the higher preferred member tax distributions due to higher taxable income.

Contractual Obligations

 Our capital commitments consist of debt, operating leases and short-term purchasing commitments. We anticipate that we will experience an increase in our debt obligations, capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel and additional resources devoted to building our network of hubs and branches.

 The following table summarizes our existing obligations as of January 3, 2009.

Payments Due by Fiscal Year
(Dollars in thousands)

Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Debt obligations(1)	$23	$1	$1	$21	—	—	—
Operating lease obligations(2)	$28,514	$7,607	$6,380	$5,136	$4,265	$2,622	$2,504
Purchase obligations(3)	$1,842	$1,842	—	—	—	—	—
____________

(1)
Consists of $20,000 of indebtedness under our bank credit facility, and $3,000 of projected interest expense. The interest payments on our bank credit facility have been calculated using an estimated interest rate of 3.25% on the outstanding first-lien term loan, which was estimated based on the rate in effect as of January 3, 2009. A 1% change in interest rates on our variable rate debt would not significantly change our total interest payments due to the small amount outstanding as of January 3, 2009.

(2)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire through 2016.

(3)	Our purchase obligations are open purchase orders as of January 3, 2009 and are primarily for solvent and machine purchases as well as disposal expense.

 We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

 As of the end of fiscal 2008, we had no off-balance sheet arrangements, other than operating leases reported above under “—Contractual obligations”.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

 We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during fiscal 2008 were $6.1 million and the annual effective interest rate for fiscal 2008 was 6.58%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $60,000 change to our interest expense in fiscal 2008.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.:

We have audited the accompanying consolidated balance sheet of Heritage-Crystal Clean, Inc. (a Delaware corporation) as of January 3, 2009, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended January 3, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. as of January 3, 2009, and the results of its operations and its cash flows for the year ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.:

We have audited the accompanying consolidated balance sheet of Heritage-Crystal Clean, Inc. (formerly Heritage-Crystal Clean, LLC) (the “Company”) as of December 29, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. as of December 29, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 29, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Indianapolis, Indiana
February 25, 2008

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	January 3, 2009	December 29, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$327	$479
Receivables:
Trade, net of allowance for doubtful accounts of $616
and $1,130 at January 3, 2009 and December 29, 2007, respectively	14,040	12,959
Trade - affiliates	331	200
Other	245	287
Total receivables	14,616	13,446
Income tax refund	1,381	-
Inventory, net	10,609	10,447
Deferred tax assets	942	-
Prepaid and other current assets	1,386	1,208
Total Current Assets	29,261	25,580
Property, plant and equipment:
Leasehold improvements	758	692
In-service equipment	24,634	21,218
Machinery, vehicles, and equipment	11,492	10,613
Contruction in progress	427	66
	37,311	32,589
Less: accumulated depreciation	(16,433)	(13,169)
Net property, plant and equipment	20,878	19,420
Deferred offering costs	-	1,276
Software and intangible assets, net of accumulated amortization of
$1,524 and $1,071 at January 3, 2009 and December 29, 2007, respectively	1,877	1,708
Total Assets	$52,016	$47,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,227	$7,126
Accounts payable - affiliates	534	132
Accrued salaries, wages, and benefits	1,920	1,560
Taxes payable	978	983
Accrued workers compensation	526	416
Other accrued expenses	876	753
Total Current Liabilities	10,061	10,970
Note payable - bank	20	22,045
Deferred tax liabilities	379	-
Total Liabilities	10,460	33,015

Commitments and contingencies
Redeemable capital units	-	2,261

STOCKHOLDERS' EQUITY:

Preferred members' capital	-	14,704
Common members' capital	-	368
Common stock - 15,000,000 shares authorized at $0.01 par value,
10,680,609 shares issued and outstanding at January 3, 2009	107	-
Additional paid-in capital	42,643	-
Accumulated deficit	(1,194)	(2,364)
Total Stockholders' Equity	$41,556	$12,708

Total Liabilities and Stockholders' Equity	$52,016	$47,984

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended,
	January 3, 2009	December 29, 2007	December 30, 2006

Sales	$108,143	$89,734	$73,717
Cost of sales	29,430	22,920	18,823
Cost of sales - inventory impairment	2,778	2,182	-
Gross profit	75,935	64,632	54,894
Operating costs	53,497	43,573	36,837
Selling, general, and administrative expenses	20,220	15,583	12,355
Proceeds from contract termination	-	(3,000)	-
Operating income	2,218	8,476	5,702
Interest expense - net	408	1,408	1,415
Income before income taxes	1,810	7,068	4,287
Provision for income taxes	2,618	-	-
Net income (loss)	(808)	7,068	4,287
Preferred return	339	1,691	1,691
Net income (loss) available to common stockholders	$(1,147)	$5,377	$2,596

Net income (loss) per share available to common stockholders: basic	$(0.11)	$0.75	$0.36
Net income (loss) per share available to common stockholders: diluted	$(0.11)	$0.74	$0.36

Number of weighted average common shares outstanding: basic	9,985	7,178	7,114
Number of weighted average common shares outstanding: diluted	9,985	7,229	7,114

Pro forma data (unaudited):
Net income (loss)	$(808)	$7,068	$4,287
Pro forma provision for income taxes	497	2,898	1,791
Return on preferred and mandatorily redeemable capital units	372	1,730	1,700
Pro forma net income (loss) available to common stockholders	$(1,677)	$2,440	$796

Pro forma net income (loss) per share: basic	$(0.17)	$0.34	$0.11
Pro forma net income (loss) per share: diluted	$(0.17)	$0.34	$0.11

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders' Equity
(In Thousands)

	Units/	Members'	Par Value	Paid-in	Accumulated
	Shares	Capital	Common	Capital	Deficit	Total

Balance, December 31, 2005	24	$20,605	$-	$-	$(13,976)	$6,629

Tax distributions	-	(2,140)	-	-	-	(2,140)
Net income	-	-	-	-	4,287	4,287

Balance, December 30, 2006	24	$18,465	$-	$-	$(9,689)	$8,776

Contributions	-	2	-	-	-	2
Tax distributions	-	(3,395)	-	-	-	(3,395)
Net income	-	-	-	-	7,068	7,068
Share-based compensation	-	-	-	-	257	257

Balance, December 29, 2007	24	$15,072	$-	$-	$(2,364)	$12,708

Distribution to preferred members	-	(10,887)	-	-	-	(10,887)
Tax distributions	-	(425)	-	-	(365)	(790)
Reorganization - unit conversion	(24)	-	-	-	-	-
Reorganization	6,642	(3,760)	66	3,694	-	-
Income tax benefit of reorganization	-	-	-	-	2,343	2,343
Net loss	-	-	-	-	(808)	(808)
Conversion of redeemable capital units	564	-	6	2,255	-	2,261
Proceeds from issuance of common stock, net	3,401	-	34	33,253	-	33,287
Issuance of common stock (ESPP)	5	-	-	65	-	65
Share-based compensation	68	-	1	3,376	-	3,377

Balance, January 3, 2009	10,680	$-	$107	$42,643	$(1,194)	$41,556

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Fiscal Years Ended,
	January 3, 2009	December 29, 2007	December 30, 2006

Cash Flows from Operating Activities:
Net income (loss)	$(808)	$7,068	$4,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,630	2,873	2,353
Bad debt provision	862	667	553
Share-based compensation	3,377	257	-
Deferred rent	65	-	-
Non-cash inventory impairment	2,778	2,182	-
Deferred tax expense	1,780	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,032)	(2,610)	(2,627)
Decrease (increase) in income tax refunds	(1,381)	-	-
Decrease (increase) in inventory	(2,940)	(3,856)	(3,551)
Decrease (increase) in prepaid and other current assets	(136)	(222)	(118)
Increase (decrease) in accounts payable	(1,013)	1,815	1,291
Increase (decrease) in accrued expenses	522	1,363	410
Cash provided by operating activities	4,704	9,537	2,598

Cash flows from Investing Activities:
Capital expenditures	(4,712)	(8,798)	(4,712)
Software and intangible asset costs	(532)	(158)	(224)
Cash used in investing activities	(5,244)	(8,956)	(4,936)

Cash flows from Financing Activities:
Deferred offering costs	-	(872)	-
Deferred financing costs	(41)	(112)	(38)
Proceeds from issuance of common stock, net of offering costs	34,219	-	-
Proceeds from note payable - bank	39,525	32,294	17,910
Repayments of note payable - affiliate	-	(3,250)	-
Repayments of note payable - bank	(61,550)	(25,129)	(13,880)
Common member contributions	-	2	-
Distributions to preferred members	(11,765)	(3,306)	(2,140)
Cash provided by (used in) financing activities	388	(373)	1,852
Net increase (decrease) in cash and cash equivalents	(152)	208	(486)
Cash and cash equivalents, beginning of period	479	271	757
Cash and cash equivalents, end of period	$327	$479	$271

Supplemental disclosure of cash flow information:
Cash paid for interest	$540	$1,463	$1,344
Income taxes paid	2,153	-	-
Supplemental disclosure of noncash information:
Payables for construction in process	84	75	-
Payables for offering costs	-	404	-
Payables for preferred member tax payments	-	89	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    ORGANIZATION AND NATURE OF OPERATIONS

 Heritage-Crystal Clean, Inc. and its subsidiary (the “Company”), a Delaware corporation, provides parts cleaning, hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors.  Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services. Currently, the Company’s locations are in the United States and no international business is conducted.

 On March 12, 2008, Heritage-Crystal Clean, Inc. raised net proceeds of $33.2 million in an initial public offering and a direct placement (the “offerings”). Concurrently, the Company paid preferred members an accrued return through March 11, 2008 of $10.9 million as part of a reorganization, in which, prior to the consummation of the offerings, the members of Heritage-Crystal Clean, LLC and the former stockholders of BRS-HCC Investment Co., Inc. became stockholders of Heritage-Crystal Clean, Inc. (the “reorganization”). Further details regarding these transactions can be found below under the heading “Stockholders’ Equity.”

 Prior to the completion of the reorganization, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State, increasing its authorized capital to 15,000,000 shares of common stock at a par value of $0.01 per share and 500,000 shares of undesignated preferred stock. None of the undesignated preferred stock is currently outstanding.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Basis of Presentation

 The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

 The Company’s fiscal year ends on the Saturday closest to December 31. “Fiscal 2008” represents the 53-week period ended January 3, 2009. “Fiscal 2007” represents the 52-week period ended December 29, 2007 and “fiscal 2006” represents the 52-week period ended December 30, 2006.

 The Company presents its consolidated financial statements as one reportable segment.  The determination of a single reportable segment was made under SFAS 131, Disclosures about Segments of an Enterprise and Related Information as the Company's business operations have similar economic characteristics and offer the same services to the same type customers.

 Use of Estimates

 The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable and valuation of inventory at lower of cost or market. Actual results could differ from those estimates.

 Revenue Recognition, Cost of Sales and Operating Costs

 Parts cleaning and other service sales are recognized as the service is performed. Product sales are recognized as products are delivered and the customer takes ownership. Sales are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Amounts billed for sales tax, value added tax or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue. The Company derives its sales primarily from the services it performs.

 Cost of sales includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, depreciation on the parts cleaning machines the Company owns and provides to customers, cleaning machines sold to customers, transportation of solvents and waste, and payments to other parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse.

 Operating costs include the Company’s costs of operating its branch system and hubs, including personnel costs (including commissions), facility rent, and truck leases, fuel and maintenance.

 Selling, general, and administrative expenses include costs of performing centralized business functions, including sales management at or above the regional level, billing, receivables management, accounting and finance, information technology, environmental health and safety and legal.

 Cash and Cash Equivalents

 The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents.

 Concentration of Credit Risk

When available, the Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

 Accounts Receivable

 Trade accounts receivable represent amounts due from customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on analysis of customer credit worthiness, historical losses and general economic trends and conditions. Accounts receivable are written off once the Company determines the account uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers. The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal years ended 2008 and 2007 (in thousands):

	Fiscal Year
	2008	2007
Balance at beginning of period	$1,130	$858
Provision for bad debts	862	667
Accounts written off, net of recoveries	(1,376)	(395)
Balance at end of period	$616	$1,130

 Inventory

Inventory consists primarily of new and used solvents, new and refurbished parts cleaning machines, accessories, repair parts and used oil. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

 The following table provides the changes in the Company’s reserves and allowances related to inventory for the fiscal years ended 2008 and 2007 (in thousands):

	Fiscal Year
	2008	2007
Balance at beginning of period	$1,112	$1,426
Amounts written off	(236)	(314)
Balance at end of period	$876	$1,112

 Prepaid and Other Current Assets

 Prepaid and other current assets include insurance and vehicle license contract costs, which are expensed over the term of the underlying contracts.

 Property and Equipment

 Property and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized while expenditures for repair and maintenance charges are expensed as incurred.

 Property and equipment include the costs of equipment at customer locations under annual service agreements. Depreciation of in-service equipment commences when equipment is placed in service at a customer location.

 Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of machinery, vehicles, and equipment range from 3 to 10 years. The estimated useful life of in-service equipment is 10 years. Leasehold improvements are amortized over the shorter of the lease terms or estimated useful lives of the assets using the straight-line method. Depreciation expense was $3.3 million, $2.6 million and $2.1 million for fiscal years 2008, 2007 and 2006, respectively.

 Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, establishes standards of financial accounting and reporting for capitalizing interest cost as part of the historical cost of acquiring long-lived assets that a company constructs for its own use. The interest rate used to capitalize interest is based upon the borrowing rate on the Company’s bank note payable. In connection with the construction of a solvent recycling system, the Company capitalized $0.2 million of interest costs in fiscal year 2007. For fiscal years 2008 and 2006, no interest costs were capitalized.

 Software Costs

 Costs to develop internal use software are capitalized in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software costs are amortized over their expected useful lives of 5 to 10 years.

 Intangible Assets

 Software and other intangible assets are recorded at cost, net of accumulated amortization. Intangible assets include internally developed software, non-compete agreements and patents. Amortization of intangible assets is provided using straight–line method over the estimated useful lives of the assets. The intangible assets of the Company are being amortized over 1 to 20 years. Amortization expense was $0.3 million, $0.3 million and $0.2 million for fiscal years 2008, 2007 and 2006, respectively.

 Impairment of Long-Lived Assets

 Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

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

  The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), on March 11, 2008.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company did not record any changes in recognized tax benefits related to the adoption of FIN 48.

 The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

 Stock-Based Compensation

 Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the prospective method of application, which requires the Company to recognize compensation cost on a prospective basis. For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on estimated grant date fair value. See note 13 for more details.

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

 Mandatorily Redeemable Instruments

 SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. See note 7  for more details.

 Fair Value of Financial Instruments

 The Company’s financial instruments consist primarily of cash, cash equivalents, trade receivables and payables, and obligations under short-term notes payable and long-term debt. The carrying values for cash and cash equivalents, and trade receivables and payables and short-term notes payable approximate fair value based on the short-term maturities of these instruments.

 Insurance and Self-Insurance Policy

 The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2008, the Company’s insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company’s net exposure could still have a material adverse affect on its financial results.

 The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $75,000 per covered person, as well as an aggregate, cumulative claims cap, for any given year. Accruals for losses are made based on the Company’s claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At January 3, 2009, the Company’s liability for its self-insured benefits was $0.5 million. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, an additional expense will be recorded. Prior to fiscal 2008, the Company participated in a self-insurance program with a member and several related affiliates. Accrued costs and payments for healthcare benefits in fiscal 2008, 2007 and 2006 were $3.0 million, $2.8 million, and $2.7 million, respectively.

 New Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. The Company has partially applied SFAS 157 and the impact has been immaterial to the consolidated financial statements. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. The Company does not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on our consolidated financial statements.

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

 In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations or financial position.

 In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective the Company beginning January 1, 2009. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

(3)    INVENTORY

 The carrying value of inventory consisted of the following (in thousands):

	January 3, 2009	December 29, 2007
Machines	$2,531	$2,228
Solvents	5,725	6,379
Drums	1,233	1,004
Accessories	1,120	836
Total inventory, net	$10,609	$10,447

 Inventory consists primarily of new and used solvents, new and refurbished parts cleaning machines, accessories, repair parts and used oil. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory. In the first quarter of fiscal 2007 the Company recorded an impairment charge and reserved for excess reuse solvent inventory on hand, reducing the reuse solvent inventory by $2.2 million. This was due to the supply contract termination as described in more detail below in note (9) Contract Termination. In the fourth quarter of fiscal 2008, the Company recorded an impairment charge, reducing the reuse solvent and oil inventory value by $2.8 million. This charge was due to a sharp decline in crude oil prices which resulted in the market value for the Company’s reuse solvent declining below the historic (FIFO) values. The excess inventory reserve netted in inventory at the end of fiscal year 2008 and fiscal 2007 was $0.9 million and $1.1 million, respectively. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(4)    NOTE PAYABLE

 The Company has a bank credit facility that provides for borrowings of up to $25.0 million. On March 3, 2008, the Company amended the credit facility to extend the maturity date of the credit facility to December 31, 2010. As of January 3, 2009 and December 29, 2007, $20,000 and $22.0 million respectively, were outstanding under the credit facility. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 6.58% and 8.34% at January 3, 2009 and December 29, 2007, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of January 3, 2009, the Company was in compliance with all covenants under its credit facility. As of January 3, 2009 and December 29, 2007, $24.9 million and $3.0 million respectively, were available under the credit facility.

(5)    EMPLOYEE BENEFIT PLAN

 The Company’s employees participate in a defined contribution benefit plan. All employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company’s matching contribution was $0.7 million, $0.8 million and $0.7 million in fiscal 2008, 2007 and 2006, respectively. The plan also includes a profit-sharing component. Contributions under the profit-sharing component are discretionary. No profit-sharing contributions pursuant to this plan were declared in fiscal 2008, 2007 or 2006.

(6)    RELATED PARTY TRANSACTIONS

 During fiscal 2008, fiscal 2007 and fiscal 2006, the Company had significant transactions with affiliates and other related parties. The following table sets forth significant related-party transactions (in thousands):

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Sales	Expenses	Sales	Expenses	Sales	Expenses
Heritage Environmental Services	$264	$1,416	$212	$1,350	$233	$1,495
Other related parties	1,800	6,147	1,421	5,584	1,385	3,868
Total	$2,064	$7,563	$1,633	$6,934	$1,618	$5,363

 Sales to related parties are for product sales and services performed by the Company. Expenses incurred from Heritage Environmental Services (HES) include waste transportation and disposal services. Expenses incurred for other related parties include solvent purchases, insurance premiums, interest charges on notes payable and various administration services.

 The Company participates in a self-insurance program for workers’ compensation with a shareholder and several related companies. In connection with this program, payments are made to the shareholder. Accrued costs and payments to the shareholder in fiscal 2008, 2007 and 2006 were approximately $0.5 million, $0.3 million, and $0.3 million, respectively.

(7)    REDEEMABLE CAPITAL UNITS

 One member of the Company, who held 1,175 preferred units and 1,128 common units, in connection with the offerings, elected to receive cash and convert his common units to common shares of Heritage-Crystal Clean, Inc. Prior to the offerings, the redemption value of the preferred units was calculated as the unpaid Cumulative Preferred Return plus the unrecovered capital balance. The common unit redemption value was determined based on an EBITDA formula. If the sum of the preferred and common redemption value was less than the original price paid for the units (which exceeded the capital balance assigned at purchase) adjusted for allocated losses, then the redemption value was equal to the original price paid adjusted for losses. In accordance with the Securities and Exchange Commission Accounting Series Release No. 268, the Company prior to the offerings and in its fiscal year balance sheet 2007 recorded these units as temporary equity. This temporary equity was remeasured at each reporting period at the redemption value on that date. For fiscal years 2007 and 2006, there had been no change in the redemption value.

(8)    COMMITMENTS AND CONTINGENCIES

 The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company believes that it carries appropriate levels of insurance given its history, and when claims are asserted, the Company evaluates the probable exposure and accrues for insurance deductibles.  Currently the Company is not aware of any such item which it expects to have a material adverse affect on its financial position.

 The Company leases office space, equipment and vehicles under noncancellable operating leases that expire at various dates through 2016. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company’s option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $8.6 million, $6.9 million and $5.4 million for fiscal years 2008, 2007 and 2006, respectively.

 Future minimum lease payments under noncancelable operating leases as of January 3, 2009 are as follows (in thousands):

Fiscal year:
2009	$7,607
2010	6,380
2011	5,136
2012	4,265
2013	2,622
Thereafter	2,504
Total	$28,514

(9)    CONTRACT TERMINATION

 During fiscal 2005, one of the Company’s customers failed to meet their volume purchase obligations under a contract, and this deficiency continued into fiscal 2006. In January 2007, the Company and this customer entered into a Termination Agreement in which the customer agreed to pay the Company $3.0 million in exchange for a release from their remaining purchase obligations. The Company received this cash payment in January 2007. The Company accounted for this Termination Agreement during fiscal 2007, recognizing the cash received and the costs of reducing inventory to net realizable value of $2.2 million related to the Termination Agreement.

(10) INCOME TAXES

 On March 11, 2008, in connection with the reorganization and the Company converting from a limited liability company to a 'C' corporation, the Company established beginning balances in its deferred tax assets and liabilities in accordance with SFAS No. 109. Accordingly, the Company recorded a cumulative net deferred tax asset of $0.1 million.   Of this amount, a net tax benefit of $2.3 million was recorded directly to equity in accordance with EITF 94-10 Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, related to the increase in the tax basis of the Company's assets due to the reorganization. This was partially offset by a $2.2 million net deferred tax liability related to the change in tax status which was recorded as a component of the income tax provision.

 Effective March 11, 2008, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions.  FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the Company’s tax positions and all relevant facts regarding the tax positions. Based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.  Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized. The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome.

 The Company has not previously filed any federal or state income taxes and would not have recorded any changes to recognized tax benefits prior to March 11, 2008, as the entity was taxed as a pass through entity. The adoption of FIN 48 on March 11, 2008 did not effect the Company’s financial position. In the Company’s initial year of adoption, no unrecognized tax benefits were recorded and the Company is not aware of any uncertain tax positions on any federal or state tax return which could have a material impact on the financial statements.

 The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

 Components of the Company's income tax benefit and provision for the period following the Company's conversion to a ‘C’ corporation from December 30, 2007 through January 3, 2009, including the $2.2 million net deferred tax charge discussed above, are as follows (in thousands):

	For the fiscal years ended,
	January 3, 2009	December 29, 2007	December 30, 2006
Current:
Federal	$683	$-	$-
State	155	-	-
Total current	$838	$-	$-
Deferred:
Change in tax status	$2,211	$-	$-
Federal	(413)	-	-
State	(18)	-	-
Total deferred	$1,780	$-	$-

Income tax provision	$2,618	$-	$-
Pro forma tax for period prior to conversion (unaudited)	497	2,898	1,791
Total pro forma tax provision (unaudited)	$3,115	$2,898	$1,791

 A reconciliation of the expected income taxes at the statutory federal rate to the Company's actual income taxes for December 30, 2007 through January 3, 2009, is as follows (in thousands):

Fiscal year ended
January 3, 2009
Tax at statutory federal rate	$614
State and local tax, net of federal benefit	86
Other	204
Change in tax status	2,211
Earnings for period prior to conversion (unaudited)	(497)
Total income tax provision	$2,618
Pro forma tax for period prior to conversion (unaudited)	497
Total pro forma tax provision (unaudited)	$3,115

 Components of deferred tax assets (liabilities) are as follows (in thousands):

	As of,
	January 3, 2009	December 29, 2007
Deferred tax assets:
Tax intangible assets	$2,216	$-
Allowances	904	-
Accrued expenses	469	-
Stock compensation	1,201	-
Total deferred tax asset	$4,790	$-

Deferred tax liabilities:
Prepaids	(344)	-
Depreciation and amortization	(3,883)	-
Total deferred tax liability	$(4,227)	$-

Net deferred tax asset	$563	$-

Current deferred tax asset	$942	$-
Noncurrent deferred tax liability	(379)	-

Net deferred tax asset	$563	$-

(11) STOCKHOLDERS’ EQUITY

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

• Repaid approximately $22.3 million of indebtedness with the proceeds raised in the initial public offering and direct placement;

• Paid distributions of $10.9 million to preferred unit holders of Heritage-Crystal Clean, LLC as part of the reorganization relating to an accrued return through March 11, 2008; and

• Recorded a cumulative net deferred tax liability of $2.2 million and a corresponding charge to our provision for income taxes upon becoming taxable as a ‘C’ corporation.

Heritage Participation Rights

 Simultaneous with the completion of the offerings, the Company entered into a Participation Rights Agreement with The Heritage Group “Heritage”, an affiliate of Heritage-Crystal Clean, Inc. pursuant to which the Company gave Heritage the option to participate, pro rata based on its percentage ownership interest in the Company’s common stock, in any future equity offerings for cash consideration, including (i) contracts with parties for equity financing (including any debt financing with an equity component) and (ii) issuances of equity securities or securities convertible, exchangeable or exercisable into or for equity securities (including debt securities with an equity component). If Heritage exercises its rights with respect to all future offerings, it will be able to maintain its percentage ownership interest in our common stock. The Participation Rights Agreement does not have an expiration date. Heritage will not be required to participate or exercise its right of participation with respect to any future offerings. Heritage’s right to participate will not apply to certain future offerings of securities that are not conducted to raise or obtain equity capital or cash such as stock issued as consideration in a merger or consolidation, in connection with strategic partnerships or joint ventures, or for the acquisition of a business, product, license or other assets by the Company.

(12)  MANAGEMENT EQUITY INCENTIVE PLAN

 The Company, prior to the offerings, had an equity incentive plan which permitted selected employees to purchase restricted common units at $10 per unit. The Company had reserved 450 units for purchase under the plan. The restricted units vested 20% per year over a five year period. The units purchased were redeemable upon the death or termination of the employee, based on a formula defined in the agreements. Prior to adoption of SFAS 123R, the management equity incentive plan was accounted for under EITF 87-23 Book Value Stock Purchase Plans. Under EITF 87-23, no compensation cost is recognized if the employee makes a substantive investment that is at risk for a reasonable period of time. Accordingly, no compensation cost was recognized in the accompanying statements of operations prior to fiscal year 2006 on member units sold to employees, since all employees were required to purchase their units at fair value, which exceeded the stated repurchase price on the sale date.

 Once vested, these units were considered mandatorily redeemable and subject to the provisions of SFAS 150. Under SFAS 123R, restricted units are considered liability-classified awards due to the redemption feature. Liability-classified awards are re-measured to fair value at each balance sheet date until the award is settled. However, through December 29, 2007, the redemption formula had no value and the units have been classified in members’ equity.

 In February 2007, the Company issued 70 units that vest over five years. The Company had estimated a fair market value of $5,964 per unit at the grant date, based on the estimated price per unit in an anticipated initial public offering. As of December 29, 2007, the Company had unrecognized compensation expense of $0.3 million. The Company has recorded $0.1 million as share based compensation for these units for the fiscal year ended December 29, 2007. The Company has received $700 for these units.

 In February 2007, the Company also issued an additional 120 units that vest based on certain performance conditions of one of the Company’s operating divisions through 2011. The Company had estimated a fair market value of $5,964 per unit at the grant date, based on the estimated price per unit in an anticipated initial public offering. As of December 29, 2007, the Company had unrecognized compensation expense of $0.6 million for these units. The Company has recorded $0.1 million as share based compensation for these units for the fiscal year ended December 29, 2007 based on the Company’s assessment that it is probable that the performance criteria will be achieved. If the performance criteria are deemed not to be probable, all accrued compensation expense for these units will be reversed. The Company has received $1,200 for these units (see note 13 – Performance Restricted Stock Awards below for more details.).

 On March 17, 2008, in connection with the completion of the initial public offering, we exchanged 220,000 shares of common stock for the 440 outstanding common units issued under our Key Employee Membership Interest Trust Agreement of 2002 “KEMIT”.

 The Company incurred $0.3 million of non-cash share-based compensation expense that related to KEMIT units that converted to shares of common stock upon the completion of our initial public offering.

 The following table summarizes transactions for the Management Equity Incentive Plan for fiscal years 2008, 2007 and 2006:

	Vested	Nonvested	Total
Equity Incentive Plan units outstanding at December 31, 2005	92	153	245
Issued	1	4	5
Vested	29	(29)	—
Total Equity Incentive Plan units outstanding at December 30, 2006	122	128	250
Issued	14	176	190
Vested	49	(49)	—
Total Equity Incentive Plan units outstanding at December 29, 2007	185	255	440
Issued	—	—	—
Vested	135	(135)	—
Total Equity Incentive Plan units outstanding prior to initial public offering	320	120	440
Exchanged for 220,000 common shares (March 17, 2008)	(320)	(120)	(440)
Total Equity Incentive Plan units outstanding at January 3, 2009	—	—	—

(13) SHARE-BASED COMPENSATION

 On March 3, 2008, the Company adopted the 2008 Omnibus Incentive Plan (the “Plan”) which enables  employees of the Company and members of the Board who are not employees of the Company (“Non-Employee Directors”) with additional incentives to increase their efforts on the Company’s behalf and to remain in the employ or service of the Company and with the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success and progress.  The aggregate number of shares of common stock which may be issued under the Plan is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan. As of January 3, 2009, 1,160,960 shares are available for issuance under the Plan.

Stock Option Awards

 A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of 01/03/09 (in thousands)
Outstanding at December 29, 2007	—	—

Granted	732,045	$11.50
Exercised	—
Options outstanding at January 3, 2009	732,045	$11.50	9.20	$73

Vested stock options	732,045	$11.50	9.20	$73
Options exercisable at January 3, 2009	732,045	$11.50	9.20	$73

 The fair values of employee stock options granted were estimated to be $3.90 per share on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

•	Volatility of 33.23%;

•	Risk-free interest rate of 2.76%;

•	Expected term of 5 years;

•	No dividend yield; and

•	Market value per share of stock on measurement date of $11.50.

 All of these options are fully vested and exercisable and the Company has incurred $2.9 million ($1.7 million net of tax) of non-cash share-based compensation expense with respect to these options in fiscal 2008. The above mentioned stock options have a 10-year life to expiration.

Performance Restricted Stock Awards

 In February 2007, the Company granted to certain key employees in our oil and vacuum business 120 common units that subsequently converted to 60,000 restricted shares in connection with our initial public offering in March 2008. These restricted shares are subject to forfeiture if certain performance goals are not achieved by fiscal year end 2011. As of January 3, 2009, the Company believes that the performance criteria will be met and has recorded compensation expense of $0.1 million in both fiscal years 2008 and 2007, respectively. At January 3, 2009, there was approximately $0.4 million of unrecognized compensation expense related to these awards which will be recorded through 2011.

 The Company had estimated a fair market value of $5,964 per unit at the grant date, based on the estimated price per unit in an anticipated initial public offering and subsequently has derived the $11.93 per share amount from an estimated grant date fair market value prior to the offerings of $5,964 per unit for the 120 units.

 The following table summarizes information about performance stock awards for the year ended January 3, 2009:

Performance Stock	Number of Units/Shares	Weighted Average Grant-Date Fair Value Per Unit/Share
Nonvested units at December 29, 2007	120	$5,964.00
Converted units to shares at initial public offering	(120)	—
Converted units to shares at initial public offering	60,000	11.93
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Nonvested shares at January 3, 2009	60,000	$11.93

Restricted Stock Compensation/Awards

 The Company granted in May 2008, 9,072 restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period.

 The following table summarizes information about restricted stock awards for the year ended January 3, 2009:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 29, 2007	—	$—
Granted	9,072	16.53
Vested	—	—
Expired	—	—
Forfeited	—	—
Nonvested shares outstanding at January 3, 2009	9,072	$16.53

 At January 3, 2009, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2009.

Employee Stock Purchase Plan

 In connection with the offerings, Heritage-Crystal Clean, Inc. adopted the Employee Stock Purchase Plan of 2008, or the ESPP. The purpose of the ESPP is to provide an opportunity for the Company’s employees and the employees of  the Company’s designated subsidiaries to purchase a limited number of shares of common stock at a discount through voluntary automatic payroll deductions. The ESPP is designed to attract, retain and reward the Company’s employees and to strengthen the mutuality of interest between the Company’s employees and the Company’s stockholders. The ESPP will be administered by the Company’s Compensation Committee. The Plan is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock. Under the ESPP, a total of 100,000 shares of common stock were originally reserved for offering to employees, in quarterly offerings commencing in July 2008. As of January 3, 2009, the Company had reserved 94,781 shares of common stock available for purchase under the ESPP. Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 95% of the closing price of the stock on the first day of such quarterly offering. The weighted average per share fair values of the purchase rights granted under the ESPP during the year ended January 3, 2009 was $12.49.

(14)  EARNINGS PER SHARE

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

 The following table reconciles the number of common shares outstanding for fiscal 2008, 2007 and 2006, respectively to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable at the end of fiscal 2008, 2007 and 2006, respectively and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	For the fiscal year ended,
	January 3, 2009	December 29, 2007	December 30, 2006

Net income (loss) available to common stockholders	$(1,147)	$5,377	$2,596

Number of common shares outstanding at fiscal year-end	10,680	7,207	7,114
Effect of using weighted average common shares outstanding	(695)	(29)	-
Weighted average basic common shares outstanding	9,985	7,178	7,114
Dilutive shares for share-based compensation plans	-	51	-
Weighted average diluted common shares outstanding	9,985	7,229	7,114

Potentially issuable shares	801	-	-
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	234	-	-

Net income (loss) per share available to common stockholders: basic	$(0.11)	$0.75	$0.36
Net income (loss) per share available to common stockholders: diluted	$(0.11)	$0.74	$0.36

 For the fiscal year ended January 3, 2009, the Company has excluded the effects of stock options, restricted performance stock awards, and restricted stock compensation shares granted as their inclusion would have had an anti-dilutive effect on loss per share.

(15)  PRO FORMA ADJUSTMENTS (UNAUDITED)

 In connection with the planned reorganization as a ‘C’ corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated effective income tax rate of 41.0% and 41.8% on income before taxes for fiscal years 2007, and 2006 and included in the accompanying calculation of pro forma provision for income tax.

 The reconciliation of income tax computed at the federal statutory rate to income tax expense for the pro forma provision for income taxes for the fiscal years ended 2007, and 2006 is as follows:

	Fiscal Year
	2007	2006
Effective federal tax rate	34.0%	34.0%
State and local tax	5.5%	5.5%
Nondeductible expenses	1.5%	2.3%
Combined effective federal and state tax rate	41.0%	41.8%

Net Income per Common Share

 Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period in accordance with FASB Statement No. 128, Earnings per Share. Diluted net income per common share is computed by dividing the sum of net income available for common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive potential common equivalents for the period. The weighted average shares outstanding information for fiscal year 2007 and 2006 reflects a 500-for-1 exchange of common units for common shares in connection with the reorganization as a ‘C’ corporation. The weighted average shares outstanding for fiscal 2007 and 2006 also includes the conversion of 2,435 preferred units to 1,217,390 common shares that occurred in the reorganization of the Company immediately prior to the completion of the Company’s initial public offering.

 The following table reconciles the components of net income (loss), and pro forma net income (loss) available to common members both for basic and diluted income (loss) per common share (in thousands, except per share data):

	For the fiscal years ended,
	January 3, 2009	December 29, 2007	December 30, 2006

Net income (loss) available to common stockholders	$(1,147)	$5,377	$2,596

Pro forma
Net income (loss)	$(808)	$7,068	$4,287
Pro forma provision for income taxes	497	2,898	1,791
Return on preferred and mandatorily redeemable capital units	372	1,730	1,700
Pro forma net income (loss) available to common stockholders	$(1,677)	$2,440	$796

Pro forma net income (loss) per share: basic	$(0.17)	$0.34	$0.11
Pro forma net income (loss) per share: diluted	$(0.17)	$0.34	$0.11

Number of weighted average common shares outstanding: basic	9,985	7,178	7,114
Dilutive shares for share-based compensation plans	-	51	-
Number of weighted average common shares outstanding: diluted	9,985	7,229	7,114

 For the fiscal year ended January 3, 2009, the Company has excluded the effects of stock options, restricted performance stock awards, and restricted stock compensation shares granted as their inclusion would have had an anti-dilutive effect on loss per share.

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2008				Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
	(Dollars in thousands, except per share and branch data)

STATEMENT OF OPERATIONS DATA:
Sales	$22,997	$24,838	$25,646	$34,661	$19,188	$20,386	$20,967	$29,193
Cost of sales	6,285	5,630	6,020	11,494	5,004	4,877	5,480	7,559
Cost of sales — inventory impairment(3)	—	—	—	2,778	2,182	—	—	—
Gross profit	16,712	19,208	19,626	20,389	12,002	15,509	15,487	21,634
Operating costs	11,516	12,601	12,523	16,857	9,281	9,888	10,100	14,303
Selling, general, and administrative expenses	6,631	4,132	4,278	5,179	3,101	3,518	3,263	5,702
Proceeds from contract termination	—	—	—	—	(3,000)	—	—	—
Operating income (loss)	(1,435)	2,475	2,825	(1,647)	2,620	2,103	2,124	1,629
Interest expense	353	19	24	13	340	302	314	452
Provision (benefit) for income taxes	980	1,047	1,179	(588)	—	—	—	—
Net income (loss)(4)	$(2,768)	$1,409	$1,622	$(1,072)	$2,280	$1,801	$1,810	$1,177

Pro forma net income (loss) available to common stockholders(5)	$(3,638)	$1,409	$1,622	$(1,072)	$942	$662	$667	$172
Pro forma net income (loss) per share: basic	$(0.48)	$0.13	$0.15	$(0.10)	$0.13	$0.20	$0.20	$0.02
Pro forma net income (loss) per share: diluted	$(0.48)	$0.13	$0.15	$(0.10)	$0.13	$0.19	$0.20	$0.02

Number of weighted average common shares outstanding(6):
Basic	7,620	10,675	10,675	10,679	7,202	7,182	7,182	7,182
Diluted	7,620	10,927	10,848	10,679	7,202	7,242	7,242	7,242

OTHER OPERATING DATA:
Average sales per working day	$390	$421	$442	$433	$325	$346	$361	$383
Number of branches at end of fiscal quarter	54	54	54	54	48	48	48	48

 Annual earnings per share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods and due to rounding.
____________

(1)	Reflects a seventeen week quarter.

(2)	Reflects a sixteen week quarter.

(3)
In fourth quarter of 2008, the Company incurred a $2.8 million non-cash inventory impairment charge related to valuing reuse solvent and used fuel oil inventory which is held for sale to market value. In first quarter of 2007, the Company received $3.0 million from the termination of a contract for our used solvent with a customer who had failed to meet their volume purchase obligations. The Company recorded cost of sales of $2.2 million to reduce solvent inventories to net realizable value in connection with this settlement. 2007.

(4)
At the time of the offerings, we changed the Company’s parent legal structure from a limited liability company to a corporation. As a limited liability company, the Company was not subject to federal or state corporate income taxes. Therefore, net income does not give effect to taxes for fiscal 2007 and part of the first quarter of fiscal 2008. For comparison purposes, the Company has presented pro forma net income, which reflects income taxes assuming we have been a corporation since the time of our formation.

(5)	Includes preferred return on preferred and mandatorily redeemable capital units.

(6)
For fiscal year 2007, the weighted average shares outstanding information reflects the 500-for-1 exchange of common units for common stock and the issuance of 1,217,390 shares of common stock in the Company's reorganization that occurred prior to its initial public offering. The Company has included the redeemable common capital units outstanding prior to the reorganization in the calculation of basic and diluted earnings per share as the effect of excluding them would be anti-dilutive. In accordance with SFAS 150, shares of common stock that are mandatorily redeemable are excluded from the calculation of basic and diluted earnings per share. The Company has deducted earnings attributable to mandatorily redeemable units from income available to common unit holders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)
On October 24, 2008, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company approved the dismissal of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm.  KPMG was notified of its dismissal on October 24, 2008.

During the years ended December 30, 2006 and December 29, 2007, and the subsequent interim period through October 24, 2008, (i) there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their opinion; and (ii) there were no reportable events.

The audit reports of KPMG on the financial statements of the Company as of and for the years ended December 30, 2006 and December 29, 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

A letter from KPMG was filed as Exhibit 16.1 to a Current Report on Form 8-K filed with the SEC on October 29, 2008.

(b)
On October 24, 2008, the Audit Committee appointed Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2009. Grant Thornton accepted the appointment on October 24, 2008.

During the years ended December 30, 2006 and December 29, 2007, including the subsequent interim period through October 24, 2008, neither the Company nor anyone on its behalf has consulted with Grant Thornton with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K ..

 ITEM 9A.    CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

 This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

 Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 3, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended January 3, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

 None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 — Election of Directors” in the 2009 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

 The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance — Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

 We have adopted a Code of Conduct that applies to our Chief Executive Officer and Chief Financial Officer. This code of conduct is available on our website at www.crystal-clean.com . Amendments to, or waivers from, the Code of Conduct applicable to these senior executives will be posted on our website and provided to you without charge upon written request to Heritage-Crystal Clean, Inc., Attention: Corporate Secretary, 2175 Point Boulevard, Suite 375, Elgin, Illinois, 60123.

ITEM 11.     EXECUTIVE COMPENSATION

 The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

 The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	732,045	$11.50	1,160,960

	n/a	n/a	n/a
Equity compensation plans not approved by security holders

	732,045	$11.50	1,160,960
Total

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

 The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

PART IV

 ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

  Reports of Independent Registered Public Accounting Firms
  Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007
  Consolidated Statements of Operations for the years ended January 3, 2009, December 29, 2007, and December 30, 2006
  Consolidated Statements of Cash Flows for the years ended January 3, 2009, December 29, 2007, and December 30, 2006
  Consolidated Statements of Stockholders’ Equity for the years ended January 3, 2009, December 29, 2007, and December 30,  2006
  Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

 All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)(3)  Exhibits:

 The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

 SIGNATURES
Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.
By:	/s/ Joseph Chalhoub Joseph Chalhoub President, Chief Executive Officer and Director

Date: March 30, 2009

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2009.

Signature	Title

/s/ Joseph Chalhoub	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Joseph Chalhoub
/s/ Gregory Ray	Chief Financial Officer, Vice President, Business Management and Secretary (Principal Financial Officer of the Registrant)
Gregory Ray
/s/ Ellie Chaves	Chief Accounting Officer of the Registrant
Ellie Chaves
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Donald Brinckman	Director
Donald Brinckman
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.

EXHIBIT INDEX
Exhibit
Number		Exhibit

	3.1
Certificate of Incorporation of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 3.1 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

	3.2
By-Laws of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 3.2 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

	4.1
Form of Specimen Common Stock Certificate of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 4.1 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	10.1
Restated Operating Agreement for Heritage-Crystal Clean, LLC dated October 26, 2004, as amended.  (Incorporated herein by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.2
Second Amended and Restated Credit Agreement (Incorporated herein by reference to Exhibit 10.2 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	10.3	Intercreditor Agreement (Incorporated herein by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)
	10.4
First Amended and Restated Promissory Note to Asphalt Refining Company dated December 29, 2006 (Incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.5
Third Amended and Restated Note by Bank of America, N.A. dated April 20, 2007 (Incorporated herein by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.6
Employment Agreement, dated as of August 24, 1999 by and between Heritage-Crystal Clean, LLC and Joseph Chalhoub, as amended March 1, 2000 (Incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.7
Form of Participation Rights Agreement between Heritage-Crystal Clean, Inc. and The Heritage Group (Incorporated herein by reference to Exhibit 10.9 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.8
Employment Agreement, dated as of March 1, 2000 by and between Heritage-Crystal Clean, LLC and John Lucks (Incorporated herein by reference to Exhibit 10.10 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.9
Employment Agreement, dated as of November 15, 1999 by and between Heritage-Crystal Clean, LLC and Gregory Ray (Incorporated herein by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.10
Employment Agreement, dated as of July 14, 2002 by and between Heritage-Crystal Clean, LLC and Tom Hillstrom (Incorporated herein by reference to Exhibit 10.14 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.11
Non-Competition and Non-Disclosure Agreement between Donald Brinckman and Heritage-Crystal Clean, LLC dated March 22, 2002 (Incorporated herein by reference to Exhibit 10.16 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.12
Multi-Story Office Building Lease between Heritage-Crystal-Clean, LLC and RP 2 Limited Partnership dated November 28, 2005 (Incorporated herein by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.13
Heritage-Crystal Clean, LLC Key Employee Membership Interest Trust Agreement dated February 1, 2002, as amended (Incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.14
Heritage-Crystal Clean, Inc. Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.25 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

*	10.15
Heritage-Crystal Clean, Inc. Performance-Based Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.26 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

*	10.16
Heritage-Crystal Clean, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.27 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.17
Form of Option Grant Agreement under Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.28 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

*	10.18
Heritage-Crystal Clean, Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	10.19
Form of Indemnity Agreement (Incorporated herein by reference to Exhibit 10.30 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.20
Non-Competition and Non-Disclosure Agreement between Joseph Chalhoub and Heritage-Crystal Clean, LLC dated August 24, 1999 (Incorporated herein by reference to Exhibit 10.32 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.21
Non-Competition and Non-Disclosure Agreement between Gregory Ray and Heritage Crystal Clean, LLC dated November 15, 1999 (Incorporated herein by reference to Exhibit 10.33 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.22
Non-Competition and Non-Disclosure Agreement between John Lucks and Heritage-Crystal Clean, LLC dated March 1, 2000 (Incorporated herein by reference to Exhibit 10.34 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.23
Non-Competition and Non-Disclosure Agreement among BRS-HCC Investment Co., Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Bruckmann, Rosser, Sherrill & Co., Inc., Bruce C. Bruckmann and Heritage-Crystal Clean, LLC dated February 24, 2004 (Incorporated herein by reference to Exhibit 10.35 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.24
Form of Subscription Agreement to be entered into between Heritage-Crystal Clean, Inc. and the participants in the Direct Placement (Incorporated herein by reference to Exhibit 10.36 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

	10.25
Amendment No. 6 to Operating Agreement for Heritage-Crystal Clean, LLC dated December 28, 2007 (Incorporated herein by reference to Exhibit 10.37 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 1, 2008)

	10.26
Form of Agreement and Amendment No. 7 to Operating Agreement for Heritage-Crystal Clean, LLC (Incorporated herein by reference to Exhibit 10.38 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 1, 2008)

	10.27
Form of Equity Exchange Agreement (Incorporated herein by reference to Exhibit 10.39 of Amendment No. 8 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 11, 2008)

	10.28
Form of Agreement and Plan of Merger (Incorporated herein by reference to Exhibit 10.40 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	10.29
Exchange Advisor and Placement Agent Agreement (Incorporated herein by reference to Exhibit 10.42 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	10.30
Placement Agent Agreement (Incorporated herein by reference to Exhibit 10.43 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	14.1	Code of Ethics***
	16.1	Letter regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16.1 of a Current Report on Form 8-K filed with the SEC on October 29, 2009)
	21.1
Subsidiaries of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 21.1 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	23.1	Consent of Grant Thornton LLP, Independent Registered Public Accountants***
	23.2	Consent of KPMG LLP, Independent Registered Public Accountants***
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
__________________

*	Management or compensatory plan or arrangement.
***	Included herein.