Form 10-Q
period 2009-03-28
Heritage-Crystal Clean, Inc.
filed 2009-05-08
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer [ ]
Non-accelerated filer	[X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Number of shares outstanding of registrant’s class of common stock as of April 24, 2009: 10,691,008

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 28, 2009	January 3, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,231	$327
Receivables:
Trade, net of allowance for doubtful accounts of $493
and $616 at March 28, 2009 and January 3, 2009, respectively	13,118	14,040
Trade - affiliates	346	331
Other	42	245
Total receivables	13,506	14,616
Income tax refund	480	1,381
Inventory, net	9,565	10,609
Deferred tax assets	991	942
Prepaid income taxes	974	—
Prepaid and other current assets	1,641	1,386
Total Current Assets	29,388	29,261
Property, plant and equipment:
Leasehold improvements	758	758
In-service equipment	25,382	24,634
Machinery, vehicles, and equipment	11,618	11,492
Construction in progress	723	427
	38,481	37,311
Less: accumulated depreciation	(17,216)	(16,433)
Net property, plant and equipment	21,265	20,878
Software and intangible assets, net of accumulated amortization of
$1,616 and $1,524 at March 28, 2009 and January 3, 2009, respectively	1,822	1,877
Total Assets	$52,475	$52,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,969	$5,227
Accounts payable - affiliates	256	534
Accrued salaries, wages, and benefits	1,622	1,920
Taxes payable	891	978
Accrued workers compensation	645	526
Other accrued expenses	752	876
Total Current Liabilities	10,135	10,061
Note payable - bank	—	20
Deferred tax liabilities	529	379
Total Liabilities	10,664	10,460

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock - 15,000,000 shares authorized at $0.01 par value,
10,685,006 and 10,680,609 shares issued and outstanding at March 28, 2009 and January 3, 2009, respectively	107	107
Additional paid-in capital	42,798	42,643
Accumulated deficit	(1,094)	(1,194)
Total Stockholders' Equity	41,811	41,556
Total Liabilities and Stockholders' Equity	$52,475	$52,016

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 28, 2009	March 22, 2008

Sales	$23,756	$22,997
Cost of sales	7,497	6,285
Gross profit	16,259	16,712
Operating costs	12,239	11,516
Selling, general, and administrative expenses	3,852	6,631
Operating income (loss)	168	(1,435)
Interest expense - net	—	353
Income (loss) before income taxes	168	(1,788)
Provision for income taxes	68	980
Net income (loss)	100	(2,768)
Preferred return	—	339
Net income (loss) available to common stockholders	$100	$(3,107)

Net income (loss) per share available to common stockholders: basic	$0.01	$(0.41)
Net income (loss) per share available to common stockholders: diluted	$0.01	$(0.41)

Number of weighted average common shares outstanding: basic	10,685	7,620
Number of weighted average common shares outstanding: diluted	10,754	7,620

 Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

		Par
		Value	Paid-in	Accumulated
	Shares	Common	Capital	Deficit	Total

Balance, January 3, 2009	10,680,609	$107	$42,643	$(1,194)	$41,556
Net income	—	—	—	100	100
Issuance of common stock (ESPP)	4,397	—	54	—	54
Share-based compensation	—	—	101	—	101
Balance, March 28, 2009	10,685,006	$107	$42,798	$(1,094)	$41,811

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Quarter Ended,
	March 28, 2009	March 22, 2008

Cash flows from Operating Activities:
Net income (loss)	$100	$(2,768)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	877	776
Bad debt provision	196	180
Share-based compensation	101	3,191
Deferred rent	29	—
Deferred tax expense	100	916
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	913	(868)
Decrease (increase) in income tax refunds	901	—
Decrease (increase) in inventory	1,044	(1,559)
Decrease (increase) in prepaid and other current assets	(1,230)	(76)
Increase (decrease) in accounts payable	529	(507)
Increase (decrease) in accrued expenses	(418)	(467)
Cash provided by (used in) operating activities	3,142	(1,182)

Cash flows from Investing Activities:
Capital expenditures	(1,234)	(1,314)
Software and intangible asset costs	(38)	(90)
Cash used in investing activities	(1,272)	(1,404)

Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	54	35,076
Proceeds from note payable - bank	—	16,665
Repayments of note payable - bank	(20)	(37,955)
Distributions to preferred members	—	(11,400)
Cash provided by financing activities	34	2,386
Net increase (decrease) in cash and cash equivalents	1,904	(200)
Cash and cash equivalents, beginning of period	327	479
Cash and cash equivalents, end of period	$2,231	$279

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$416
Income taxes paid	41	—
Supplemental disclosure of noncash information:
Payables for construction in process	84	19
Payables for offering costs	—	959

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2009
(Unaudited)

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation, and its subsidiary (the “Company”), provides parts cleaning, hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors.  Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services. Currently, the Company’s locations are in the United States and no international business is conducted.

On March 12, 2008, the Company raised net proceeds of $33.2 million in an initial public offering and a direct placement (the “offerings”). Concurrently, the Company paid preferred members an accrued return through March 11, 2008 of $10.9 million as part of a reorganization, in which, prior to the consummation of the offerings, the members of Heritage-Crystal Clean, LLC and the former stockholders of BRS-HCC Investment Co., Inc. became stockholders of Heritage-Crystal Clean, Inc. (the “reorganization”).

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

The unaudited interim financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements and notes thereto should  be read in conjunction with the Company’s audited financial statements for the fiscal year ended January 3, 2009 included in the Company’s Annual Report on Form 10-K for fiscal year 2008 filed with the Unites States Securities and Exchange Commission on March 30, 2009.

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on January 3, 2009. Our convention with respect to reporting periodic financial data is such that each of our first three fiscal quarters consist of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks. Interim results are presented for the twelve week periods ended March 28, 2009 and March 22, 2008 each referred to as “first quarter ended” or “first fiscal quarter of 2009” and “first fiscal quarter of 2008”, respectively.

The Company presents its consolidated financial statements as one reportable segment.  The determination of a single reportable segment was made under SFAS 131, Disclosures about Segments of an Enterprise and Related Information as the Company's business operations have similar economic characteristics and offer the same services to the same type customers.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant items subject to such estimates and assumptions are the allowance for doubtful accounts and valuation of inventory at lower of cost or market. Actual results could differ from those estimates.

Stock-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following assumptions are used in the Black-Scholes-Merton option pricing model:

•	Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding;

•	Expected Volatility —Due to the Company’s limited trading history, the average volatility estimate used was determined by using a composite group of peer companies;

•
Expected Dividend —The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future;

•	Risk-Free Interest Rate —The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

The Company recognized compensation expense based on estimated grant date fair value. See note 7 for more details.

The Company values restricted stock as of the closing stock price on the grant date, and then amortizes the expense on a straight-line basis in accordance with FASB Statement No. 123(R), Share-Based Payment over the remaining vesting period of the awards.

Fair Value of Financial Instruments

The Company has adopted FAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.
Level 2 –
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All financial assets and liabilities are measured at fair value on a recurring basis (at least annually) based on quoted prices in active markets. As of the beginning of fiscal year 2009, FAS 157 is applicable for non-financial assets and liabilities.

(3)    INVENTORY

The net carrying value of inventory consisted of the following (in thousands):

	March 28, 2009	January 3, 2009
Machines	$2,351	$2,531
Solvents	4,866	5,725
Drums	1,220	1,233
Accessories	1,128	1,120
Total inventory, net	$9,565	$10,609

Inventory consists primarily of new and used solvents, including used oil, new and refurbished parts cleaning machines, accessories, and repair parts. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory. The excess inventory reserve netted in inventory at the end of March 28, 2009 and January 3, 2009 was $0.8 million and $0.9 million, respectively. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(4)    NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $25.0 million. The maturity date of the credit facility is December 31, 2010. As of March 28, 2009, the Company did not have any amounts outstanding under the credit facility and at January 3, 2009, had $20,000 outstanding under the credit facility. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 3.25% and 6.58% at March 28, 2009 and January 3, 2009, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of March 28, 2009, the Company was in compliance with all covenants under the credit facility. As of March 28, 2009 and January 3, 2009,  $25.0 million and approximately $24.9 million were available for borrowing under the bank credit facility, respectively.

(5)    COMMITMENTS AND CONTINGENCIES

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company believes that it carries appropriate levels of insurance given its history, and when claims are asserted, the Company evaluates the probable exposure and accrues for insurance deductibles.

(6)    INCOME TAXES

The income tax expense for the first fiscal quarter of 2009 was based on the estimated effective tax rate of 40.5% for the year. The effective tax rate decreased in 2009 as compared to the same period in 2008 primarily related to the one-time change in tax status and the establishment of beginning balances in the Company’s deferred tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes.

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

  (7)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s Omnibus Incentive Plan of 2008 is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan. As of March 28, 2009, 1,003,351 shares are available for issuance under the Plan.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

			Weighted Average	Aggregate
	Number of		Remaining	Intrinsic Value
	Options	Weighted Average	Contractual Term	as of 03/28/09
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at January 3, 2009	732,045	$11.50	9.20	$73

Granted	157,609	$7.33
Exercised	—
Options outstanding at March 28, 2009	889,654	$10.76	9.15	—

Unvested stock options	157,609	$7.33	9.99	—

Vested stock options	732,045	$11.50	8.97	—
Options exercisable at March 28, 2009	732,045	$11.50	8.97	—

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair values of stock options granted during the first fiscal quarter of 2009 and 2008 were $3.24 and $3.90 per option, respectively which were calculated using the following assumptions:

	First Quarter Ended,
	March 28, 2009		March 22, 2008

Expected volatility	41.6%		33.2%
Risk-free interest rate	2.4%		2.8%
Dividend yield	—		—
Expected life	6.25	years	5	years
Contractual life	10	years	10	years

As a result of the vested and exercisable stock options listed above, the Company incurred $2.9 million ($1.7 million net of tax) of non-cash share-based compensation expense in the first fiscal quarter of 2008. These options became fully vested on their grant date at the time of our initial public offering. The stock options issued on March 25, 2009, have a graded vesting schedule over four years and vest 25% per year beginning on the first anniversary following the grant date. At March 28, 2009, there was approximately $0.5 million of unrecognized compensation expense related to these awards which will be recorded through 2013.

Performance Restricted Stock Awards

In February 2007, the Company granted to certain key employees in our oil and vacuum business 120 common units that subsequently converted to 60,000 restricted shares in connection with our initial public offering in March 2008. These restricted shares are subject to forfeiture if certain performance goals are not achieved by fiscal year end 2011. As of March 28, 2009, the Company believes that the performance criteria will be met and has recorded compensation expense of $0.3 million in both first quarters ended March 28, 2009 and March 22, 2008, respectively. At March 28, 2009, there was approximately $0.4 million of unrecognized compensation expense related to these awards which will be recorded through 2011.

Restricted Stock Compensation/Awards

The Company granted in May 2008, 9,072 restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period. At March 28, 2009, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2009.

Employee Stock Purchase Plan

As of March 28, 2009, the Company had a remaining reserve of 90,384 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008 “Plan”. Employees purchased 4,397 shares of the Company’s common stock in the first fiscal quarter of 2009 and the weighted average per share fair values of the purchase rights granted under the Plan during the first fiscal quarter of 2009 was $12.35 per share.

(8)    EARNINGS PER SHARE

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

The following table reconciles the number of common shares outstanding for the first quarters ended March 28, 2009 and March 22, 2008, respectively to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	First Quarters Ended,
	March 28, 2009	March 22, 2008

Net income (loss) available to common stockholders	$100	$(3,107)

Number of common shares outstanding at quarter end	10,685	10,675
Effect of using weighted average common shares outstanding	—	(3,055)
Weighted average basic common shares outstanding	10,685	7,620
Dilutive shares for share-based compensation plans	69	—
Weighted average diluted common shares outstanding	10,754	7,620

Potentially issuable shares	959	792
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	890	792

Net income (loss) per share available to common stockholders: basic	$0.01	$(0.41)
Net income (loss) per share available to common stockholders: diluted	$0.01	$(0.41)

For the first fiscal quarter of 2009, the Company has excluded the effects of all stock options as their inclusion would have had an anti-dilutive effect on earnings per share. For the first fiscal quarter of 2008, the Company has excluded the effects of stock options and restricted performance stock awards as their inclusion would have had an anti-dilutive effect on loss per share.

(9)    PRO FORMA ADJUSTMENTS

For comparison purposes, the Company has presented pro forma net loss, which reflects income taxes assuming the Company had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years. A one-time charge to earnings of $2.2 million was recorded in the first fiscal quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation.

The following table reconciles the components of net loss and pro forma net loss available to common stockholders both for basic and diluted income loss per common share (in thousands, except per share data):

First Quarter Ended
March 22, 2008
Net loss available to common stockholders	$(3,107)

Net loss per share available to common stockholders: basic	$(0.41)
Net loss per share available to common stockholders: diluted	$(0.41)

Pro forma data:
Net loss	$(2,768)
Pro forma provision for income taxes	497
Return on preferred and mandatorily redeemable capital units	372
Pro forma net loss available to common stockholders	$(3,637)

Pro forma net loss per share: basic	$(0.48)
Pro forma net loss per share: diluted	$(0.48)

Number of weighted average common shares outstanding: basic	7,620
Dilutive shares for share-based compensation plans	—
Number of weighted average common shares outstanding: diluted	7,620

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 30, 2009. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 30, 2009.  We undertake no obligation to update any of the forward-looking statement.  Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. First quarters ended March 28, 2009 and March 22, 2008 represent the 12-week periods ended March 28, 2009 and March 22, 2008, respectively. In addition to historical information, this quarterly report contains forward-looking statements and are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a leading provider of industrial and hazardous waste services to small and mid-sized customers who are engaged in vehicle maintenance or manufacturing activities. We offer a broad range of services desired by these customers including parts cleaning solvent management, and the removal and management of a variety of regulated wastes. We operate from a network of 58 branch facilities providing service to customers in 38 states.

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

Management believes that there have been no significant changes during the first fiscal quarter of 2009 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the United States Securities and Exchange Commission on March 30, 2009.

New Accounting Pronouncements

We have adopted FAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.
Level 2 –
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All financial assets and liabilities are measured at fair value on a recurring basis (at least annually). As of the beginning of fiscal year 2009, FAS 157 is applicable for non-financial assets and liabilities.

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements were adopted on January 4, 2009. The adoption of SFAS 141R and 160 did not have a material impact on results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP FAS 142-3 removes the provision under FAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for us beginning January 1, 2009. We have adopted FSP FAS 142-3 and the impact has been immaterial to our consolidated financial statements.

RESULTS OF OPERATIONS

	First Quarter Ended,
	March 28, 2009%		March 22, 2008%

Sales	$23,756	100.0%	$22,997	100.0%
Cost of sales	7,497	31.6%	6,285	27.3%
Gross profit	16,259	68.4%	16,712	72.7%
Operating costs	12,239	51.5%	11,516	50.1%
Selling, general, and administrative expenses	3,852	16.2%	6,631	28.8%
Operating income (loss)	168	0.7%	(1,435)	(6.2)%
Interest expense – net	—	0.0%	353	1.5%
Income (loss) before income taxes	168	0.7%	(1,788)	(7.8)%
Provision for income taxes	68	0.3%	980	4.3%
Net income (loss)	100	0.4%	(2,768)	(12.0)%
Preferred return	—	0.0%	339	1.5%
Net income (loss) available to common stockholders	$100	0.4%	$(3,107)	(13.5)%

First quarter ended March 28, 2009 (“first fiscal quarter of 2009”) compared to first quarter ended March 22, 2008 (“first fiscal quarter of 2008”)

Sales

For the first fiscal quarter of 2009, sales increased $0.8 million, or 3.5%, to $23.8 million from $23.0 million for the first fiscal quarter of 2008. This is less than the sales growth we reported in prior quarters, and reflects the impact on our business of the start of the recession. We have yet to see a clear sign of recovery or bottoming of this revenue trend and it is possible that in future quarters of 2009, we could report modest revenue declines versus year-ago quarters.

At the end of the first fiscal quarter of 2009, we were operating 58 branch locations compared with 54 at the end of the first fiscal quarter of 2008. There were 54 branches that were in operation during both the first fiscal quarter of 2009 and fiscal 2008, which experienced same-branch sales growth of $0.4 million, or 1.6%. Excluding the 4 branches in this group that gave up customers to new branch openings, the remaining 50 branches experienced same-branch sales growth of 3.4%.

Fuel surcharge revenues that we invoice our customers were the same in the first fiscal quarter of 2009 as compared to the first fiscal quarter of 2008.

Cost of sales

For the first fiscal quarter of 2009, total cost of sales increased $1.2 million, or 19.1%, to $7.5 million from $6.3 million for the first fiscal quarter of 2008. We recorded costs of approximately $0.9 million during the first fiscal quarter of 2009 that related to declining crude oil prices.  These increased costs reflect additional revaluation of our solvent held at our locations for use in our service programs which must be valued at the lower of cost or market.

Operating costs

For the first fiscal quarter of 2009, operating costs increased $0.7 million, or 6.1%, to $12.2 million from $11.5 million for the first fiscal quarter of 2008. Operating costs, including branch labor and collection truck costs, increased as a percentage of sales as additional branches were established. Diesel fuel and transportation costs decreased both in total as well as a percent of sales as energy prices decreased in the first fiscal quarter of 2009 compared to the first fiscal quarter of 2008.

Selling, general & administrative expenses

For the first fiscal quarter of 2009, selling, general and administrative expenses decreased $2.7 million, or 40.1%, to $3.9 million from $6.6 million for the first fiscal quarter of 2008. The decline was due to $3.2 million of expense for employee stock options which were granted at the time of our initial public offering and vested immediately along with the vesting of certain Key Employee Membership Interest Trust “KEMIT” units in the first fiscal quarter of 2008.

Interest expense - net

For the first fiscal quarter of 2009, interest expense decreased by $0.4 million, or 100.0%, from $0.4 million in the first fiscal quarter of 2008. The decrease was due to our reduction in total debt outstanding substantially due to our initial public offering in March 2008.

Provision for income taxes

In connection with our initial public offering, we changed our parent company legal structure from a limited liability company to a ‘C’ corporation. As a limited liability company, we were not subject to federal or state corporate income taxes and as such had not incurred any historical taxes. For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years. A one-time charge to earnings of $2.2 million was recorded in the first quarter of fiscal 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 28, 2009 and January 3, 2009, cash and cash equivalents were $2.2 million and $0.3 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.

Our secured bank credit facility provides for borrowings of up to $25.0 million. On March 3, 2008, we amended the credit facility to extend the maturity date of the credit facility to December 31, 2010. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 3.25% and 6.58% at March 28, 2009 and January 3, 2009, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of our tangible and intangible assets. As of March 28, 2009, we were in compliance with all covenants under the credit facility.  As of March 28, 2009 and January 3, 2009, $25.0 million and approximately $24.9 million were available for borrowing under the bank credit facility, respectively.

We believe that our existing cash, cash equivalents and available borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate, especially given the current recession. Because some of our services generally lag trends in the general economy, we do not believe that our sales results reflect the complete impact of the U.S. recession on our business, and expect that our sales could be adversely impacted by the recession in fiscal 2009, which in turn could adversely impact our liquidity.  If in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings. Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current tightening of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

	First Quarter Ended,
	(Dollars in thousands)
	March 28, 2009	March 22, 2008
Net cash provided by (used in):
Operating activities	$3,142	$(1,182)
Investing activities	(1,272)	(1,404)
Financing activities	34	2,386
Net increase (decrease) in cash and cash equivalents	$1,904	$(200)

The most significant items affecting the comparison of our operating activities for the first fiscal quarter of 2009 and the first fiscal quarter of 2008 are summarized below:

•
Share-based compensation — The significant decline in share-based compensation positively affected the comparison of our cash flows from operations by approximately $3.1 million compared to the first fiscal quarter of 2008. This was due to the issuance of employee stock options granted at the time of our initial public offering in the first fiscal quarter of 2008 which vested immediately and also related to the vesting of certain Key Employee Membership Interest Trust “KEMIT” units.

•
Inventory — The significant decline in inventory positively affected cash flows from operations by $2.6 million compared to the first fiscal quarter of 2008. The change reflects the declining value of our inventories due to the decline in crude oil prices.  Although we show a benefit in cash flows from operations from the decline of prices, our gross margins and profits for the quarter were negatively impacted.

•
Accounts Receivable — The decline of accounts receivable provided an improvement of $1.8 million in cash flows from operations compared to the first fiscal quarter of 2008. During the first fiscal quarter of 2009 we saw a reduction of our accounts receivables as receipts were higher than sales for the quarter.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures — We used $1.3 million during the first fiscal quarter of 2009 for capital expenditures, compared with $1.4 million in first fiscal quarter of 2008. Capital expenditures in 2009 were mostly flat in our core business. During the first fiscal quarter of 2009, approximately $0.7 million of the capital expenditures were for purchases of parts cleaning machines compared to $0.7 million in the first fiscal quarter of 2008. The remaining $0.6 million in the first fiscal quarter of 2009 was for other items including office equipment, leasehold improvements, software and intangible assets compared to $0.7 million in the first fiscal quarter of 2008.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from issuance of common stock  — In March 2008, we raised net proceeds of $33.2 million from an initial public offering and concurrent direct placement. These net proceeds include offering costs of $0.9 million paid prior to fiscal year end 2007 and include approximately $1.0 million of offering costs paid subsequent the initial public offering. The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization. In the first fiscal quarter of 2009 we had no such event.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. As we had no debt outstanding for the majority of the first fiscal quarter of 2009, our weighted average borrowings under our bank credit facility during the first fiscal quarter of 2009 was negligible. The annual effective interest rate for the first fiscal quarter of 2009 was 3.25%. We currently do not hedge against interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date: May 8, 2009	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary