Form 10-Q
period 2009-06-20
Heritage-Crystal Clean, Inc.
filed 2009-07-31
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 20, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
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
Yes [   ] No [X]

Number of shares outstanding of registrant’s class of common stock as of July 17, 2009: 10,704,643

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 20, 2009	January 3, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,210	$327
Receivables:
Trade, net of allowance for doubtful accounts of $390
and $616 at June 20, 2009 and January 3, 2009, respectively	12,760	14,040
Trade - affiliates	201	331
Other	76	245
Total receivables	13,037	14,616
Income tax refund	—	480
Inventory – net	9,737	10,609
Deferred tax assets	826	942
Prepaid income taxes	1,176	901
Prepaid and other current assets	1,570	1,386
Total Current Assets	28,556	29,261
Property, plant and equipment:
Leasehold improvements	780	758
In-service equipment	26,295	24,634
Machinery, vehicles, and equipment	11,684	11,492
Construction in progress	771	427
	39,530	37,311
Less: accumulated depreciation	(17,950)	(16,433)
Net property, plant and equipment	21,580	20,878
Software and intangible assets, net of accumulated amortization of
$1,713 and $1,524 at June 20, 2009 and January 3, 2009, respectively	2,913	1,877
Total Assets	$53,049	$52,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,481	$5,227
Accounts payable – affiliates	178	534
Accrued salaries, wages, and benefits	1,806	1,920
Taxes payable	1,061	978
Accrued workers compensation	645	526
Other accrued expenses	714	876
Total Current Liabilities	9,885	10,061
Note payable – bank	—	20
Deferred tax liabilities	618	379
Total Liabilities	10,503	10,460

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock – 15,000,000 shares authorized at $0.01 par value,
10,700,080 and 10,680,609 shares issued and outstanding at June 20, 2009 and
January 3, 2009, respectively	107	107
Additional paid–in capital	42,931	42,643
Accumulated deficit	(492)	(1,194)
Total Stockholders' Equity	42,546	41,556
Total Liabilities and Stockholders' Equity	$53,049	$52,016

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 20, 2009	June 14, 2008	June 20, 2009	June 14, 2008

Sales	$22,401	$24,838	$46,157	$47,835
Cost of sales	5,239	5,630	12,736	11,916
Gross profit	17,162	19,208	33,421	35,919
Operating costs	12,094	12,601	24,333	24,117
Selling, general, and administrative expenses	3,979	4,131	7,831	10,763
Operating income	1,089	2,476	1,257	1,039
Interest expense – net	—	19	—	371
Loss on retirement of fixed assets – net	59	—	59	—
Income before income taxes	1,030	2,457	1,198	668
Provision for income taxes	428	1,047	496	2,027
Net income (loss)	602	1,410	702	(1,359)
Preferred return	—	—	—	339
Net income (loss) available to common stockholders	$602	$1,410	$702	$(1,698)

Net income (loss) per share available to common stockholders: basic	$0.06	$0.13	$0.07	$(0.19)
Net income (loss) per share available to common stockholders: diluted	$0.06	$0.13	$0.07	$(0.19)

Number of weighted average common shares outstanding: basic	10,695	10,675	10,692	9,148
Number of weighted average common shares outstanding: diluted	10,772	10,927	10,769	9,148

 Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

		Par
		Value	Paid–in	Accumulated
	Shares	Common	Capital	Deficit	Total
Balance, January 3, 2009	10,680,609	$107	$42,643	$(1,194)	$41,556

Net income	—	—	—	702	702
Issuance of common stock	19,471	—	106	—	106
Share–based compensation	—	—	182	—	182

Balance, June 20, 2009	10,700,080	$107	$42,931	$(492)	$42,546

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 20, 2009	June 14, 2008
Cash Flows from Operating Activities:
Net income (loss)	$702	$(1,359)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,806	1,597
Bad debt provision	387	379
Share–based compensation	182	3,262
Deferred rent	47	—
Deferred tax expense	355	884
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,193	(1,745)
Decrease (increase) in income tax refunds	480	—
Decrease (increase) in inventory	872	(2,979)
Decrease (increase) in prepaid and other current assets	(459)	(142)
Increase (decrease) in accounts payable	(100)	(521)
Increase (decrease) in accrued expenses	(121)	1,014
Cash provided by operating activities	5,344	390

Cash flows from Investing Activities:
Capital expenditures	(2,322)	(2,279)
Software and intangible asset costs	(1,225)	(302)
Cash used in investing activities	(3,547)	(2,581)

Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	106	34,251
Proceeds from note payable – bank	—	23,775
Repayments of note payable – bank	(20)	(44,115)
Distributions to preferred members	—	(11,765)
Cash provided by financing activities	86	2,146
Net increase (decrease) in cash and cash equivalents	1,883	(45)
Cash and cash equivalents, beginning of period	327	479
Cash and cash equivalents, end of period	$2,210	$434

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$500
Income taxes paid	234	56
Supplemental disclosure of non–cash information:
Payables for construction in process	81	51
Payables for offering costs	—	134

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 20, 2009
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

The unaudited interim financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements for the fiscal year ended January 3, 2009 included in the Company’s Annual Report on Form 10-K for fiscal year 2008 filed with the United States Securities and Exchange Commission on March 30, 2009.

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on January 3, 2009. Our convention with respect to reporting periodic financial data is such that each of our first three fiscal quarters consist of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks. Interim results are presented for the twelve week periods and twenty-four week periods ended June 20, 2009 and June 14, 2008, each referred to as “second quarter ended” or “second fiscal quarter” and “first half ended”, respectively.

The Company presents its consolidated financial statements as one reportable segment.  The determination of a single reportable segment was made under SFAS 131, Disclosures about Segments of an Enterprise and Related Information as the Company's business operations have similar economic characteristics and offer the same services to the same type customers.

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current period’s presentation.

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

The Company values restricted stock as of the closing stock price on the grant date and then amortizes the expense on a straight-line basis in accordance with FASB Statement No. 123(R), Share-Based Payment over the remaining vesting period of the awards.

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168). SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material effect on our consolidated financial statements.

Subsequent Events

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 20, 2009 up through July 31, 2009, the date the Company issued these financial statements. On June 29, 2009, the Company acquired for $3.5 million the industrial real estate and equipment that the Company had been occupying as a tenant in Indianapolis. The Indianapolis property is the site of the Company’s solvent recycling facility and is one of the Company’s hubs. The Company is not aware of any subsequent events that would require an adjustment to the financial statements.

(3)    INVENTORY

The net carrying value of inventory consisted of the following (in thousands):

	June 20, 2009	January 3, 2009
Machines	$2,459	$2,531
Solvents	4,951	5,725
Drums	1,199	1,233
Accessories	1,128	1,120
Total inventory – net	$9,737	$10,609

Inventory consists primarily of new and used solvents, including used oil, new and refurbished parts cleaning machines, accessories, and repair parts. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory. The excess inventory reserve netted in inventory at the end of June 20, 2009 and January 3, 2009 was $0.6 million and $0.9 million, respectively. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(4)    NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $25.0 million. The maturity date of the credit facility is December 31, 2010. As of June 20, 2009, the Company did not have any amounts outstanding under the credit facility and at January 3, 2009, had $20,000 outstanding under the credit facility. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 3.25% and 6.58% at June 20, 2009 and January 3, 2009, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of June 20, 2009 and January 3, 2009, the Company was in compliance with all covenants under the credit facility. As of June 20, 2009 and January 3, 2009, $25.0 million and approximately $24.9 million were available for borrowing under the bank credit facility, respectively.

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

(6)    INCOME TAXES

The income tax expense for the second fiscal quarter of 2009 was based on an estimated effective tax rate of 41.6% for the year. The effective tax rate decreased in the second fiscal quarter of 2009 as compared to the second fiscal quarter of 2008 primarily due to a lower expected blended state income tax rate.

In March 2008, in connection with the reorganization and the Company converting from a limited liability company to a ‘C’ corporation, the Company was previously not subject to federal or state corporate income taxes and as such had not incurred any historical taxes. In March 2008, the Company established beginning balances in the Company’s deferred tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes and as a result, recorded a one-time charge to earnings of $2.2 million. Also, the Company recorded a one-time deferred tax asset due to the change in tax status of $2.3 million in March 2008.

For comparison purposes, the Company has presented pro forma net loss, which reflects income taxes assuming the Company had been a ‘C’ corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years. See note 9 for more details.

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

  (7)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s Omnibus Incentive Plan of 2008 is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan. As of June 20, 2009, 986,689 shares are available for issuance under the Plan.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

			Weighted Average	Aggregate
	Number of		Remaining	Intrinsic Value
	Options	Weighted Average	Contractual Term	as of 06/20/09
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at January 3, 2009	732,045	$11.50	9.20	$73

Granted - March 2009	157,609	$7.33
Exercised	—
Options outstanding at June 20, 2009	889,654	$10.76	8.93	460

Unvested stock options	157,609	$7.33	9.77	460

Vested stock options	732,045	$11.50	8.74	—
Options exercisable at June 20, 2009	732,045	$11.50	8.74	—

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair values of these stock options were $3.24 and $3.90 per option, respectively which were calculated using the following assumptions at the time of the grant:

	$3.24 per option granted in March 2009	$3.90 per option granted in March 2008

Expected volatility	41.6%	33.2%
Risk–free interest rate	2.4%	2.8%
Dividend yield	—	—
Expected life	6.25 years	5 years
Contractual life	10 years	10 years

As a result of the vested and exercisable stock options listed above, the Company incurred $2.9 million ($1.7 million net of tax) of non-cash share-based compensation expense in the first fiscal quarter of 2008. These options became fully vested on their grant date at the time of the Company’s initial public offering. The stock options issued on March 25, 2009, have a graded vesting schedule over four years and vest 25% per year beginning on the first anniversary following the grant date. At June 20, 2009, there was approximately $0.5 million of unrecognized compensation expense related to these awards which will be recorded through 2013.

Performance Restricted Stock Awards

In February 2007, the Company granted to certain key employees in the oil and vacuum business 120 common units that subsequently converted to 60,000 restricted common shares in connection with the Company’s initial public offering in March 2008. These restricted shares are subject to forfeiture if certain performance goals are not achieved by fiscal year end 2011. As of June 20, 2009, the Company believes that the performance criteria will be met and has recorded $0.3 million of expense for these restricted shares since February 2007. At June 20, 2009, there was approximately $0.4 million of unrecognized compensation expense related to these awards which will be recorded through 2011, so long as it remains probable that the performance criteria will be achieved.

Restricted Stock Compensation/Awards

In May 2009, the Company granted 16,662 restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period. At June 20, 2009, there was $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second fiscal quarter of 2010.

Employee Stock Purchase Plan

As of June 20, 2009, the Company had a remaining reserve of 84,382 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008 (the “Plan”). Employees purchased 6,002 shares of the Company’s common stock in the second fiscal quarter of 2009 and the weighted average per share fair values of the purchase rights granted under the Plan during the second fiscal quarter of 2009 was $8.68 per share.

(8)    EARNINGS (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding for the period in accordance with FASB Statement No. 128, Earnings per Share. Diluted net income (loss) per common share is computed by dividing the sum of net income (loss) available for common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive potential common equivalents for the period.

The following table reconciles the number of common shares outstanding for the second fiscal quarters and first halves ended June 20, 2009 and June 14, 2008, respectively, to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	Second Quarter Ended,		First Half Ended,
	June 20, 2009	June 14, 2008	June 20, 2009	June 14, 2008

Net income (loss) available to common stockholders	$602	$1,410	$702	$(1,698)

Number of common shares outstanding at quarter end	10,700	10,675	10,700	10,675
Effect of using weighted average common shares outstanding	(5)	—	(8)	(1,527)
Weighted average basic common shares outstanding	10,695	10,675	10,692	9,148
Dilutive shares for share-based compensation plans	77	252	77	—
Weighted average diluted common shares outstanding	10,772	10,927	10,769	9,148

Potentially issuable shares	967	801	967	801
Number of anti–dilutive potentially issuable shares excluded from diluted common shares outstanding	890	—	890	801

Net income (loss) per share available to common stockholders: basic	$0.06	$0.13	$0.07	$(0.19)
Net income (loss) per share available to common stockholders: diluted	$0.06	$0.13	$0.07	$(0.19)

For the second fiscal quarter of 2009 and the first half ended 2009, the Company has excluded the effects of stock options as their inclusion would have had an anti-dilutive effect on earnings per share. For the first half ended 2008, the Company has excluded the effects of stock options, restricted performance stock awards, and restricted stock compensation shares as their inclusion would have had an anti-dilutive effect on loss per share.

(9)    PRO FORMA ADJUSTMENTS

For comparison purposes, the Company has presented pro forma net loss for the first half ended June 14, 2008. This reflects income taxes assuming the Company had been a ‘C’ corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years. A one-time charge to earnings of $2.2 million was recorded in the first fiscal quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation. Also, the Company recorded a one-time deferred tax asset due to the change in tax status of $2.3 million in March 2008 (see note 6 for more details).

The following table reconciles the components of net loss available to common stockholders both for basic and diluted loss per common share (in thousands, except per share data):

First Half Ended,
June 14, 2008

Net loss available to common stockholders	$(1,698)

Number of weighted average common shares outstanding: basic	9,148
Dilutive shares for share–based compensation plans	—
Number of weighted average common shares outstanding: diluted	9,148

Net loss per share available to common stockholders: basic	$(0.19)
Net loss per share available to common stockholders: diluted	$(0.19)

Pro forma data:
Net loss	$(1,359)
Pro forma provision for income taxes	497
Return on preferred and mandatorily redeemable capital units	372
Pro forma net loss available to common stockholders	$(2,228)

Pro forma net loss per share: basic	$(0.24)
Pro forma net loss per share: diluted	$(0.24)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 30, 2009. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 30, 2009.  We undertake no obligation to update any of the forward-looking statements.  Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and twenty-four week periods ended June 20, 2009 and June 14, 2008, each referred to as “second quarter ended” or “second fiscal quarter” and “first half ended”, respectively

In addition to historical information, this quarterly report contains forward-looking statements and are based on current management expectations that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Management believes that there have been no significant changes during the first half of 2009 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and

Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the United States Securities and Exchange Commission on March 30, 2009.

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168). SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material effect on our consolidated financial statements.

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 20, 2009 up through July 31, 2009, the date we issued these financial statements. On June 29, 2009, we acquired for $3.5 million the industrial real estate and equipment that we had been occupying as a tenant in Indianapolis. The Indianapolis property is the site of our solvent recycling facility and our largest hub. We are not aware of any subsequent events that would require an adjustment to the financial statements.

RESULTS OF OPERATIONS

	Second Quarter Ended,				First Half Ended,
	June 20, 2009%		June 14, 2008%		June 20, 2009%		June 14, 2008%

Sales	$22,401	100.0%	$24,838	100.0%	$46,157	100.0%	$47,835	100.0%
Cost of sales	5,239	23.4%	5,630	22.7%	12,736	27.6%	11,916	24.9%
Gross profit	17,162	76.6%	19,208	77.3%	33,421	72.4%	35,919	75.1%
Operating costs	12,094	54.0%	12,601	50.7%	24,333	52.7%	24,117	50.4%
Selling, general, and administrative expenses	3,979	17.8%	4,131	16.6%	7,831	17.0%	10,763	22.5%
Operating income	1,089	4.9%	2,476	10.0%	1,257	0.0%	1,039	2.2%
Interest expense – net	—	0.0%	19	0.1%	—	0.0%	371	0.8%
Loss on retirement of fixed assets	59		—		59		—
Income before income taxes	1,030	4.6%	2,457	9.9%	1,198	2.6%	668	1.4%
Provision for income taxes	428	1.9%	1,047	4.2%	496	1.1%	2,027	4.2%
Net income (loss)	602	2.7%	1,410	5.7%	702	1.5%	(1,359)	(2.8)%
Preferred return	—	0.0%	—	0.0%	—	0.0%	339	0.7%
Net income (loss) available to common stockholders	$602	2.7%	$1,410	5.7%	$702	1.5%	$(1,698)	(3.5)%

Second Quarter & First Half Ended June 20, 2009 (“second fiscal quarter of 2009” & “first half of 2009”) compared to Second Quarter & First Half Ended June 14, 2008 (“second fiscal quarter of 2008” & “first half of 2008”)

Sales

For the second fiscal quarter of 2009, sales decreased $2.4 million, or 9.7%, to $22.4 million from $24.8 million for the second fiscal quarter of 2008. For the first half of 2009, sales decreased $1.6 million, or 3.3%, to $46.2 million from $47.8 million for the first half of 2008. The lagged effect of the U.S. recession has caused many of our customers to produce less waste and to delay deferrable services to a greater degree than we have seen in the past, and thus diminishing our sales growth. We continue to gain net new customers and we believe that so long as we are doing this, we will be in a strong position to resume our growth when the economy recovers. In the second fiscal quarter of 2009, the rate of sales decline from the previous period has flattened when compared to  the first fiscal quarter of 2009 rate; however, we feel that there is insufficient data to conclude that sales will not decline further.

At the end of the second fiscal quarter of 2009, we were operating 58 branch locations compared with 54 at the end of the second fiscal quarter of 2008. There were 54 branches that were in operation during both the second fiscal quarter of 2009 and second fiscal quarter of 2008, which experienced a decline in same-branch sales of $2.8 million, or 11.2%. Excluding the 4 branches in this group that gave up customers to new branch openings, the remaining 50 branches experienced a decline in same-branch sales of $2.2 million, or 9.8%. On a year-to-date basis, same-branch sales declined $2.4 million, or 5.1% for these same 54 branches. Excluding the 4 branches in this group that gave up customers to new branch openings, the remaining 50 branches experienced a decline in same-branch sales of $1.5 million, or 3.4%.

Cost of sales

For the second fiscal quarter of 2009, total cost of sales decreased $0.4 million, or 7.1%, to $5.2 million from $5.6 million for the second fiscal quarter of 2008. The decrease in cost of sales reflects the decline in sales. However, as a percentage-of-sales, cost of sales has increased. The FIFO inventory benefit in the second fiscal quarter of 2009 was not as high as it was in the second fiscal quarter of 2008, as the margin between selling price and inventory value was substantially greater in second fiscal quarter of 2008 due to higher crude oil prices.

For the first half of 2009, total cost of sales increased $0.8 million, or 6.7%, to $12.7 million from $11.9 million for the first half of 2008. Although our cost structure has returned to normal levels seen prior to 2008, we recorded costs of approximately $1.0 million during the first half of 2009 that were related to the declining crude oil prices. These costs reflected the lower of cost or market revaluation of our solvent held at our locations for use in our service programs. Additionally, we have not received the same FIFO inventory benefit in first half of 2009 as we did in first half of 2008 while we sold reuse products at prices far in excess of their carrying value.

Operating costs

For the second fiscal quarter of 2009, operating costs decreased $0.5 million, or 4.0%, to $12.1 million from $12.6 million for the second fiscal quarter of 2008. Although certain cost cutting measures were taken in the second fiscal quarter of 2009, we continue to have fixed operating costs, including branch labor, collection truck and facility costs that are associated with new branches opened early in the year. Diesel fuel decreased along with the reduction in energy prices in the second fiscal quarter of 2009 compared to the second fiscal quarter of 2008.

For the first half of 2009, operating costs increased $0.2 million, or 0.8%, to $24.3 million from $24.1 million for the first half of 2008. Branch labor, collection truck and facility costs increased as additional branches were established. Diesel fuel decreased in total as well as a percentage-of-sales as energy prices were lower in the first half of 2009 as compared to the first half of 2008.

Selling, general & administrative expenses

For the second fiscal quarter of 2009, selling, general and administrative expenses decreased $0.1 million, or 2.4%, to $4.0 million from $4.1 million for the second fiscal quarter of 2008. The decline was due to the reduction in the allocated bonuses related to the Management Incentive Plan “MIP” which is based on the profitability of operations.

For the first half of 2009, selling, general and administrative expenses decreased $2.9 million, or 27.1%, to $7.8 million from $10.7 million for the first half of 2008. The decrease was due to $3.2 million of expense for employee stock options which were granted at the time of our initial public offering in March 2008 and vested immediately along with the vesting of certain Key Employee Membership Interest Trust “KEMIT” units in the first half of 2008.  Additionally, in the first half of 2009, the allocation of the MIP bonuses was reduced because of its alignment with the profitability of operations. This was offset by the fact that in the first half of 2009, we incurred six months of public company costs compared to only three months in the first half of 2008.

Interest expense — net

For the second fiscal quarter of 2009, interest expense was zero compared a minimal amount in the second quarter of fiscal 2008, due to no debt outstanding.

For the first half of 2009, interest expense decreased $0.4 million, or 100.0%, to zero from $0.4 million for the first half of 2008. The decrease was due to the reduction in our total debt outstanding in connection with our initial public offering in March 2008.

Provision for income taxes

For the second fiscal quarter of 2009, provision for income taxes decreased $0.6 million, or 60.0%, to $0.4 million from $1.0 million in the second quarter of fiscal 2008, which was a result of a decline in our taxable income. The income tax expense for the second fiscal quarter was based on an estimated effective tax rate of 41.6% for the year. The effective tax rate decreased in the second fiscal quarter of 2009 as compared to the second fiscal quarter of 2008 primarily due to a lower expected blended state income tax rate.

For the first half of 2009, the provision for income taxes decreased $1.5 million, or 75.0%, to $0.5 million from $2.0 million for the first half of 2008. In connection with our initial public offering in March 2008, we changed our parent company legal structure from a limited liability company to a ‘C’ corporation. As a limited liability company, we were not subject to federal or state corporate income taxes and as such had not incurred any historical taxes. For comparison purposes, we have presented pro forma net loss, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years (see note 9 in the Notes to the Financial Statements for more details). A one-time charge to earnings of $2.2 million was recorded in the first quarter of fiscal 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation. We also recorded a one-time deferred tax asset due to the change in tax status of $2.3 million in March 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 20, 2009 and January 3, 2009, cash and cash equivalents were $2.2 million and $0.3 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.

Our secured bank credit facility provides for borrowings of up to $25.0 million and matures on December 31, 2010. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 3.25% and 6.58% at June 20, 2009 and January 3, 2009, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of our tangible and intangible assets. As of June 20, 2009 and January 3, 2009, we were in compliance with all covenants under the credit facility.  As of June 20, 2009, we did not have any amounts outstanding under the credit facility and therefore had $25.0 million of borrowing availability under our bank credit facility and as of January 3, 2009, approximately $24.9 million was available for borrowing under the bank credit facility.

We believe that our existing cash, cash equivalents and available borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate, especially given the current recession. Because some of our services generally lag trends in the general economy, our sales results do not fully reflect the impact of the U.S. recession on our business. While we recently have noticed a flattening in our sales decline, we cannot conclude that our sales will not decline further. A further decline could adversely impact our liquidity.  If in the future, we may require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings. Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current tightening of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

	First Half Ended,
	(Dollars in thousands)
	June 20, 2009	June 14, 2008
Net cash provided by (used in):
Operating activities	$5,344	$390
Investing activities	(3,547)	(2,581)
Financing activities	86	2,146
Net increase (decrease) in cash and cash equivalents	$1,883	$(45)

The most significant items affecting the comparison of our operating activities for the first half of 2009 and the first half of 2008 are summarized below:

•
Inventory — The significant decline in inventory positively affected cash flows from operations by $3.9 million compared to the first half of 2008. The change reflects the declining value of our inventories due to the decline in crude oil prices from the highs of mid-year 2008.

•
Accounts Receivable — The decline of accounts receivable provided an improvement of $2.9 million in cash flows from operations compared to the first half of 2008. During the first half of 2009 we saw a reduction of our accounts receivable as receipts were higher than sales due to stronger collection efforts.

•	Accrued Expenses — The decline in accrued expenses of $1.0 million was mostly due to the reduction in accrued income taxes payable in 2009 because of our lower taxable income.

  Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures — We used $3.5 million during the first half of 2009 for capital expenditures, compared with $2.6 million in first half of 2008. Capital expenditures in 2009 were mostly flat in our core business. During the first half of 2009, approximately $1.7 million of the capital expenditures were for purchases of parts cleaning machines compared to $1.6 million in the first half of 2008.

The remaining $1.8 million in the first half of 2009 was for other items including office equipment, leasehold improvements, software and intangible assets, compared to $1.0 million in the first half of 2008.

 Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from issuance of common stock — In March 2008, we raised net proceeds of $33.2 million from an initial public offering and concurrent direct placement. These net proceeds include offering costs of $0.9 million paid prior to fiscal year end 2007 and include approximately $1.0 million of offering costs paid subsequent the initial public offering. The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization. In the first half of 2009 we had no such event.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. As we had no debt outstanding for the majority of the first half of 2009, our weighted average borrowings under our bank credit facility during the first half of 2009 was negligible. The annual effective interest rate for the first half of 2009 was 3.25%. We currently do not hedge against interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date: July 31, 2009	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary