Form 10-Q
period 2009-09-12
Heritage-Crystal Clean, Inc.
filed 2009-10-23
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 12, 2009
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
Yes [   ] No [X]

Number of shares outstanding of registrant’s class of common stock as of October 9, 2009: 10,708,471

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 12, 2009	January 3, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$1,190	$327
Receivables:
Trade, net of allowance for doubtful accounts of $369
and $616 at September 12, 2009 and January 3, 2009, respectively	12,183	14,040
Trade - affiliates	184	331
Other	133	245
Total receivables	12,500	14,616
Income tax refund	—	480
Inventory – net	9,303	10,609
Deferred tax assets	794	942
Prepaid income taxes	701	901
Prepaid and other current assets	1,811	1,386
Total Current Assets	26,299	29,261
Property, plant and equipment:
Land	183	—
Buildings and storage tanks	3,615	—
Leasehold improvements	503	758
In–service equipment	27,045	24,634
Machinery, vehicles and equipment	11,705	11,492
Construction in progress	731	427
	43,782	37,311
Less: Accumulated depreciation	(18,786)	(16,433)
Net property, plant and equipment	24,996	20,878
Software and intangible assets, net of accumulated amortization of
$1,824 and $1,524 at September 12, 2009 and January 3, 2009, respectively	2,875	1,877
Total Assets	$54,170	$52,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,536	$5,227
Accounts payable – affiliates	254	534
Accrued salaries, wages and benefits	2,037	1,920
Taxes payable	1,051	978
Accrued workers compensation	644	526
Other accrued expenses	698	876
Total Current Liabilities	10,220	10,061
Note payable – bank	—	20
Deferred tax liabilities	718	379
Total Liabilities	10,938	10,460

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock – 15,000,000 shares authorized at $0.01 par value,
10,704,643 and 10,680,609 shares issued and outstanding at September 12, and
January 3, 2009, respectively	107	107
Additional paid–in capital	43,048	42,643
Retained earnings (accumulated deficit)	77	(1,194)
Total Stockholders' Equity	43,232	41,556
Total Liabilities and Stockholders' Equity	$54,170	$52,016

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 12, 2009	September 6, 2008	September 12, 2009	September 6, 2008

Sales	$22,284	$25,646	$68,441	$73,482
Cost of sales	5,553	6,020	18,290	17,936
Gross profit	16,731	19,626	50,151	55,546
Operating costs	11,772	12,523	36,105	36,640
Selling, general, and administrative expenses	3,834	4,278	11,664	15,042
Operating income	1,125	2,825	2,382	3,864
Interest expense – net	3	24	3	395
Loss on retirement of fixed assets – net	100	—	159	—
Income before income taxes	1,022	2,801	2,220	3,469
Provision for income taxes	453	1,179	949	3,206
Net income	569	1,622	1,271	263
Preferred return	—	—	—	339
Net income (loss) available to common stockholders	$569	$1,622	$1,271	$(76)

Net income (loss) per share available to common stockholders: basic	$0.05	$0.15	$0.12	$(0.01)
Net income (loss) per share available to common stockholders: diluted	$0.05	$0.15	$0.12	$(0.01)

Number of weighted average common shares outstanding: basic	10,704	10,675	10,696	9,657
Number of weighted average common shares outstanding: diluted	10,834	10,848	10,753	9,657

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

				(Accumulated
		Par		Deficit)
		Value	Paid–in	Retained
	Shares	Common	Capital	Earnings	Total
Balance, January 3, 2009	10,680,609	$107	$42,643	$(1,194)	$41,556

Net income	—	—	—	1,271	1,271
Issuance of common stock – ESPP	14,962	—	158	—	158
Vested restricted common stock	9,072	—	—	—	—
Share–based compensation	—	—	247	—	247

Balance, September 12, 2009	10,704,643	$107	$43,048	$77	$43,232

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 12, 2009	September 6, 2008
Cash Flows from Operating Activities:
Net income	$1,271	$263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,858	2,441
Bad debt provision	576	584
Share–based compensation	247	3,333
Deferred rent	64	—
Deferred tax expense	486	1,048
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,541	(2,654)
Decrease (increase) in income tax refunds	480	—
Decrease (increase) in inventory	1,306	(4,082)
Decrease (increase) in prepaid and other current assets	(225)	(730)
Increase (decrease) in accounts payable	43	210
Increase (decrease) in accrued expenses	67	1,824
Cash provided by operating activities	8,714	2,237

Cash flows from Investing Activities:
Capital expenditures	(6,690)	(3,436)
Software and intangible asset costs	(1,299)	(489)
Cash used in investing activities	(7,989)	(3,925)

Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	158	34,220
Proceeds from note payable – bank	3,800	30,760
Repayments of note payable – bank	(3,820)	(51,640)
Distributions to preferred members	—	(11,768)
Cash provided by financing activities	138	1,572
Net increase (decrease) in cash and cash equivalents	863	(116)
Cash and cash equivalents, beginning of period	327	479
Cash and cash equivalents, end of period	$1,190	$363

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$526
Income taxes paid	262	1,024
Supplemental disclosure of non–cash information:
Payables for construction in process	70	—
Payables for offering costs	—	103

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 12, 2009
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

On June 29, 2009, the Company completed an acquisition of the industrial real estate and equipment that the Company had been occupying as a tenant in Indianapolis, for approximately $3.5 million in cash. The assets were previously recorded as an operating lease by the Company. The Company has recorded the purchase of these assets, previously under operating lease, as an asset purchase with the assets being recorded at the lower of cost or the fair market value of the assets acquired. The assets were recorded at cost and the purchase price was allocated primarily to property, plant and equipment. Included in the assets purchased were bulk storage tanks that are currently leased to third parties. These tanks were identified as assets purchased adjacent to an existing business for future expansion of that business. The underlying leases that are associated with the bulk storage tanks were recorded at fair market value. Of the $3.5 million, $0.5 million is being held in escrow for environmental claims for five years from the acquisition date.

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

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on January 3, 2009. Our convention with respect to reporting periodic financial data is such that each of our first three fiscal quarters consist of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks. Interim results are presented for the twelve week periods and thirty-six week periods ended September 12, 2009 and September 6, 2008, each referred to as “third quarter ended” or “third fiscal quarter” and “first three quarters”, respectively.

The Company presents its consolidated financial statements as one reportable segment.  The determination of a single reportable segment was made under SFAS 131, Disclosures about Segments of an Enterprise and Related Information as the Company's business operations have similar economic characteristics and offer the same services to the same type of customers.

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

Sales Tax

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

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 12, 2009 up through October 23, 2009, the date the Company issued these financial statements. The Company is not aware of any subsequent events that would require an adjustment to the financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Previously, these disclosures were only required in the Company’s annual consolidated financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted under specified circumstances. The Company adopted FSP 107-1 for the interim reporting period ended September 12, 2009. The adoption of FSP No. 107-1 did not have an impact on the Company’s financial position, results of operations or cash flow.

(3)    INVENTORY

The net carrying value of inventory consisted of the following (in thousands):

	September 12, 2009	January 3, 2009
Machines	$2,433	$2,531
Solvents	4,596	5,725
Drums	1,141	1,233
Accessories	1,133	1,120
Total inventory – net	$9,303	$10,609

Inventory consists primarily of new and used solvents, including used oil, new and refurbished parts cleaning machines, accessories, and repair parts. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory. The excess inventory reserve netted in inventory as of September 12, 2009 and January 3, 2009 was $0.5 million and $0.9 million, respectively. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(4)    NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $25.0 million. The maturity date of the credit facility is December 31, 2010. As of September 12, 2009, the Company did not have any amounts outstanding under the credit facility and at January 3, 2009, had $20,000 outstanding under the credit facility. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 3.25% and 6.58% at September 12, 2009 and January 3, 2009, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of September 12, 2009 and January 3, 2009, the Company was in compliance with all covenants under the credit facility. As of September 12, 2009 and January 3, 2009, $25.0 million and approximately $24.9 million were available for borrowing under the bank credit facility, respectively.

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

(6)    INCOME TAXES

The income tax expense for the third fiscal quarter of 2009 was 44.3% compared to 42.1% in the third fiscal quarter of 2008. The effective tax rate increased in the third fiscal quarter of 2009 as compared to the third fiscal quarter of 2008 primarily due to a revised higher expected blended state income tax rate. The higher expected blended state income tax rate increased as a percentage of income due to some states that base their state tax rates primarily on gross receipts.

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

(7)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s Omnibus Incentive Plan of 2008 is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan. As of September 12, 2009, 986,689 shares are available for issuance under the Plan.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

			Weighted Average	Aggregate
	Number of		Remaining	Intrinsic Value
	Options	Weighted Average	Contractual Term	as of 09/12/09
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at January 3, 2009	732,045	$11.50	8.51	$791

Granted - March 2009	157,609	$7.33
Exercised	—
Options outstanding at September 12, 2009	889,654	$10.76	8.70	1,618

Unvested stock options	157,609	$7.33	9.54	827

Vested stock options	732,045	$11.50	8.51	791
Options exercisable at September 12, 2009	732,045	$11.50	8.51	791

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair values of the above mentioned stock options were $3.24 and $3.90 per option, respectively, which were calculated using the following assumptions at the time of the grant:

	$3.24 per option granted in March 2009		$3.90 per option granted in March 2008

Expected volatility	41.6%		33.2%
Risk–free interest rate	2.4%		2.8%
Dividend yield	—		—
Expected life	6.25	years	5	years
Contractual life	10	years	10	years

As a result of the vested and exercisable stock options listed above, the Company incurred $2.9 million ($1.7 million net of tax) of non-cash share-based compensation expense in the first fiscal quarter of 2008. These options became fully vested on their grant date at the time of the Company’s initial public offering. The stock options issued on March 25, 2009, have a graded vesting schedule over four years and vest 25% per year beginning on the first anniversary following the grant date. At September 12, 2009, there was approximately $0.5 million of unrecognized compensation expense related to these awards which will be recorded through 2013.

Performance Restricted Stock Awards

In February 2007, the Company granted to certain key employees in the oil and vacuum business 120 common units that subsequently converted to 60,000 restricted common shares in connection with the Company’s initial public offering in March 2008. These restricted shares are subject to forfeiture if certain performance goals are not achieved by fiscal year end 2011. As of September 12, 2009, the Company believes that the performance criteria will be met and has recorded $0.4 million of expense for these restricted shares since February 2007. In the third quarter of fiscal 2009, 5,000 restricted common shares were canceled due to the retirement of one of the recipients of these restricted common shares. At September 12, 2009, there was approximately $0.3 million of unrecognized compensation expense related to these awards which will be recorded through 2011, so long as it remains probable that the performance criteria will be achieved.

Restricted Stock Compensation/Awards

In May 2009, the Company granted 16,662 restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period. At September 12, 2009, there was approximately $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second fiscal quarter of 2010.

Employee Stock Purchase Plan

As of September 12, 2009, the Company had a remaining reserve of 79,819 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008 (the “Plan”). In the third fiscal quarter of 2009 employees purchased 4,563 shares of the Company’s common stock with a weighted average per share fair value of $11.42 per share.

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

The following table reconciles the number of common shares outstanding for the third fiscal quarters and first three quarters ended September 12, 2009 and September 6, 2008, respectively, to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	Third Quarter Ended,		First Three Quarters Ended,
	September 12, 2009	September 6, 2008	September 12, 2009	September 6, 2008

Net income (loss) available to common stockholders	$569	$1,622	$1,271	$(76)

Number of common shares outstanding at quarter end	10,705	10,675	10,705	10,675
Effect of using weighted average common shares outstanding	(1)	—	(9)	(1,018)
Weighted average basic common shares outstanding	10,704	10,675	10,696	9,657
Dilutive shares for share–based compensation plans	130	173	57	—
Weighted average diluted common shares outstanding	10,834	10,848	10,753	9,657

Potentially issuable shares	962	801	967	801
Number of anti–dilutive potentially issuable shares excluded from diluted common shares outstanding	—	—	847	801

Net income (loss) per share available to common stockholders: basic	$0.05	$0.15	$0.12	$(0.01)
Net income (loss) per share available to common stockholders: diluted	$0.05	$0.15	$0.12	$(0.01)

For the first three quarters 2009, the Company has excluded the effects of stock options and restricted stock compensation shares as their inclusion would have had an anti-dilutive effect on earnings per share. For the first three quarters 2008, the Company has excluded the effects of stock options, restricted performance stock awards, and restricted stock compensation shares as their inclusion would have had an anti-dilutive effect on loss per share.

(9)    PRO FORMA ADJUSTMENTS

For comparison purposes, the Company has presented the pro forma net loss for the first three quarters ended September 6, 2008. This reflects income taxes assuming the Company had been a ‘C’ corporation since the time of its formation and assuming tax rates equal to the rates that would have been in effect had the Company been required to report tax expense in such years. A one-time charge to earnings of $2.2 million was recorded in the first fiscal quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation. Also, the Company recorded a one-time deferred tax asset due to the change in tax status of $2.3 million in March 2008.

The following table reconciles the components of net loss available to common stockholders both for basic and diluted loss per common share (in thousands, except per share data):

First Three Quarters Ended,
September 6, 2008

Net loss available to common stockholders	$(76)

Number of weighted average common shares outstanding: basic	9,657
Dilutive shares for share–based compensation plans	—
Number of weighted average common shares outstanding: diluted	9,657

Net loss per share available to common stockholders: basic	$(0.01)
Net loss per share available to common stockholders: diluted	$(0.01)

Pro forma data:
Net income	$263
Pro forma provision for income taxes	497
Return on preferred and mandatorily redeemable capital units	372
Pro forma net loss available to common stockholders	$(606)

Pro forma net loss per share: basic	$(0.06)
Pro forma net loss per share: diluted	$(0.06)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 30, 2009. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 30, 2009. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and thirty-six week periods ended September 12, 2009 and September 6, 2008, each referred to as “third quarter ended” or “third fiscal quarter” and “first three quarters ended”, respectively.

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

On June 29, 2009, we completed an acquisition of the industrial real estate and equipment that we had been occupying as a tenant in Indianapolis, for approximately $3.5 million in cash. The assets were previously recorded as an operating lease by us. We recorded the purchase of these assets, previously under operating lease, as an asset purchase with the assets being recorded at the lower of cost or the fair market value of the assets acquired. The assets were recorded at cost and the purchase price was allocated primarily to property, plant and equipment. Included in the assets purchased were bulk storage tanks that are currently leased to third parties. These tanks were identified as assets purchased adjacent to an existing business for future expansion of that business. The underlying leases that are associated with the bulk storage tanks were recorded at fair market value. Of the $3.5 million, $0.5 million is being held in escrow for environmental claims for five years from the acquisition date.

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

Management believes that there have been no significant changes during the first three quarters of 2009 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 filed with the United States Securities and Exchange Commission on March 30, 2009.

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010; however, earlier application is permitted. We have not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after September 12, 2009 up through October 23, 2009, the date we issued these financial statements. We are not aware of any subsequent events that would require an adjustment to the financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Previously, these disclosures were only required in the Company’s annual consolidated financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted under specified circumstances. The Company adopted FSP 107-1 for the interim reporting period ended September 12, 2009. The adoption of FSP No. 107-1 did not have an impact on the Company’s financial position, results of operations or cash flow.

RESULTS OF OPERATIONS

	Third Quarter Ended,				First Three Quarters Ended,
	September 12, 2009%		September 6, 2008%		September 12, 2009%		September 6, 2008%

Sales	$22,284	100.0%	$25,646	100.0%	$68,441	100.0%	$73,482	100.0%
Cost of sales	5,553	24.9%	6,020	23.5%	18,290	26.7%	17,936	24.4%
Gross profit	16,731	75.1%	19,626	76.5%	50,151	73.3%	55,546	75.6%
Operating costs	11,772	52.8%	12,523	48.8%	36,105	52.8%	36,640	49.9%
Selling, general, and administrative expenses	3,834	17.2%	4,278	16.7%	11,664	17.0%	15,042	20.5%
Operating income	1,125	5.0%	2,825	11.0%	2,382	3.5%	3,864	5.3%
Interest expense – net	3	0.0%	24	0.1%	3	0.0%	395	0.5%
Loss on retirement of fixed assets	100	0.4%	—	0.0%	159	0.2%	—	0.0%
Income before income taxes	1,022	4.6%	2,801	10.9%	2,220	3.2%	3,469	4.7%
Provision for income taxes	453	2.0%	1,179	4.6%	949	1.4%	3,206	4.4%
Net income	569	2.6%	1,622	6.3%	1,271	1.9%	263	0.4%
Preferred return	—	0.0%	—	0.0%	—	0.0%	339	0.5%
Net income (loss) available
to common stockholders	$569	2.6%	$1,622	6.3%	$1,271	1.9%	$(76)	(0.1)%

Third Quarter & First Three Quarters Ended September 12, 2009 (“third fiscal quarter of 2009” & “first three quarters of 2009”) compared to Third Quarter & First Three Quarters Ended September 6, 2008 (“third fiscal quarter of 2008” & “first three quarters of 2008”)

Sales

For the third fiscal quarter of 2009, sales decreased $3.3 million, or 12.9%, to $22.3 million from $25.6 million for the third fiscal quarter of 2008. For the first three quarters of 2009, sales decreased $5.1 million, or 6.9%, to $68.4 million from $73.5 million for the first three quarters of 2008. The U.S. recession continues to have an adverse effect on our ability to grow as we have in the past. Current customers are generating less waste for disposal due to reduced business activity and continue to be cautious on all of their spending. We have, however, seen a flattening of the decline in our sales in the third fiscal quarter of 2009 compared to the second fiscal quarter of 2009 and continued to increase our customer count. We believe that with continued net new customer gains, we will be in a strong position to resume our growth if our customers return to their historic levels of activity.

At the end of the third fiscal quarter of 2009, we were operating 58 branch locations compared with 54 at the end of the third fiscal quarter of 2008. There were 54 branches that were in operation during both the third fiscal quarter of 2009 and third fiscal quarter of 2008, which experienced a decline in same-branch sales of $3.8 million, or 14.8%. Excluding the 4 branches in this group that gave up customers to new branch openings, the remaining 50 branches experienced a decline in same-branch sales of $3.0 million, or 13.1%. On a year-to-date basis, same-branch sales declined $6.2 million, or 8.5% for these same 54 branches. Excluding the 4 branches in this group that gave up customers to new branch openings, the remaining 50 branches experienced a decline in same-branch sales of $4.5 million, or 6.8%.

Cost of sales

For the third fiscal quarter of 2009, total cost of sales decreased $0.4 million, or 6.7%, to $5.6 million from $6.0 million for the third fiscal quarter of 2008. The decrease in cost of sales reflects the 12.9% decline in sales. However, as a percentage-of-sales, cost of sales has increased as the margin between selling price and inventory value of reuse solvent was substantially greater in the third fiscal quarter of 2008 due to higher crude oil prices.

For the first three quarters of 2009, total cost of sales increased $0.4 million, or 2.2%, to $18.3 million from $17.9 million for the first three quarters of 2008. On a percentage-of-sales basis, the cost of sales are 2.3% higher for the first three quarters of 2009 than it was in 2008. Although our cost structure has returned to normal levels seen prior to 2008, we recorded costs of approximately $1.0 million during the first quarter of 2009 that was related to the declining crude oil prices. This decline in crude oil prices reduced the carrying value to the lower of cost or market of our solvent held at our locations for use in our service programs. Additionally, we have not received the same benefit in first three quarters of 2009 as we did in first three quarters of 2008 when we sold reuse products at prices far in excess of their carrying value.

Operating costs

For the third fiscal quarter of 2009, operating costs decreased $0.7 million, or 5.6%, to $11.8 million from $12.5 million for the third fiscal quarter of 2008. Although certain cost cutting measures such as workforce efficiencies were taken earlier this year to compensate for the decline in sales, operating costs as a percentage-of-sales increased 4.0% due to the reduced leveraging of fixed costs. Additionally, we incurred branch labor, collection truck and facility costs that are associated with new branches opened early in the year. Diesel fuel decreased along with the reduction in energy prices in the third fiscal quarter of 2009 compared to the third fiscal quarter of 2008.

For the first three quarters of 2009, operating costs decreased $0.5 million, or 1.4%, to $36.1 million from $36.6 million for the first three quarters of 2008. Although certain cost cutting measures such as workforce efficiencies were taken earlier this year to compensate for the decline in sales, operating costs as a percentage-of-sales increased 2.9% due to the reduced leveraging of fixed costs. Additionally, we incurred branch labor, collection truck and facility costs that are associated with new branches opened early in the year.  Diesel fuel cost decreased as energy prices were lower in the first three quarters of 2009 as compared to the first three quarters of 2008.

Selling, general & administrative expenses

For the third fiscal quarter of 2009, selling, general and administrative expenses decreased $0.5 million, or 11.6%, to $3.8 million from $4.3 million for the third fiscal quarter of 2008. The decline was due to the reduction in the allocated bonuses related to the Management Incentive Plan “MIP” which is based on the profitability of operations.

For the first three quarters of 2009, selling, general and administrative expenses decreased $3.3 million, or 22.0%, to $11.7 million from $15.0 million for the first three quarters of 2008. The decrease was due to $3.2 million of expense for employee stock options which were granted at the time of our initial public offering in March 2008 and vested immediately along with the vesting of certain Key Employee Membership Interest Trust “KEMIT” units in the first three quarters of 2008. Additionally, in the first three quarters of 2009, the allocation of the MIP bonuses was reduced because of its alignment with the profitability of operations. This was partially offset by the fact that in the first three quarters of 2009, we incurred nine periods of public company costs compared to only six periods in the first three quarters of 2008.

Interest expense — net

Interest expense was minimal in both the third quarter of fiscal 2009 and 2008 due to no debt outstanding at September 12, 2009 and September 6, 2008, respectively.

For the first three quarters of 2009, interest expense decreased $0.4 million, or 100.0%, to approximately zero from $0.4 million for the first three quarters of 2008. The decrease was due to the reduction in our total debt outstanding in connection with our initial public offering in March 2008.

Provision for income taxes

For the third fiscal quarter of 2009, provision for income taxes decreased $0.7 million, or 61.6%, to $0.5 million from $1.2 million in the third quarter of fiscal 2008. The decline was a result in our decline in taxable income. The effective tax rate in the third fiscal quarter of 2009 was 44.3%, compared to 42.1% in third fiscal quarter of 2008. The effective tax rate increased in the third fiscal quarter of 2009 as compared to the third fiscal quarter of 2008 primarily due to a revised higher expected blended state income tax rate. The higher expected blended state income tax rate increased as a percentage of income due to some states that base their state tax rates primarily on gross receipts.

For the first three quarters of 2009, provision for income taxes decreased $2.3 million, or 71.9%, to $0.9 million from $3.2 million for the first three quarters of 2008. In connection with our initial public offering in March 2008, we changed our parent company legal structure from a limited liability company to a ‘C’ corporation. As a limited liability company, we were not subject to federal or state corporate income taxes and as such had not incurred any historical taxes. For comparison purposes, we have presented pro forma net loss, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years (see note 9 in the Notes to the Financial Statements for more details). A one-time charge to earnings of $2.2 million was recorded in the first quarter of fiscal 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation. We also recorded a one-time deferred tax asset due to the change in tax status of $2.3 million in March 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 12, 2009 and January 3, 2009, cash and cash equivalents were $1.2 million and $0.3 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.

Our secured bank credit facility provides for borrowings of up to $25.0 million and matures on December 31, 2010. Under the terms of the credit facility, interest is payable monthly at the prime rate, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was 3.25% and 6.58% at September 12, 2009 and January 3, 2009, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of our tangible and intangible assets. As of September 12, 2009 and January 3, 2009, we were in compliance with all covenants under the credit facility.  As of September 12, 2009, we did not have any amounts outstanding under the credit facility and therefore had $25.0 million of borrowing availability under our bank credit facility and as of January 3, 2009, approximately $24.9 million was available for borrowing under the bank credit facility.

We believe that our existing cash, cash equivalents and available borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate, especially given current economic conditions. While we recently have noticed a flattening in our sales decline, we cannot conclude that our sales will not decline further. A further decline could adversely impact our liquidity.  If in the future, we may require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings. Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current tightening of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

	First Three Quarters Ended,
	(Dollars in thousands)
	September 12, 2009	September 6, 2008
Net cash provided by (used in):
Operating activities	$8,714	$2,237
Investing activities	(7,989)	(3,925)
Financing activities	138	1,572
Net increase (decrease) in cash and cash equivalents	$863	$(116)

The most significant items affecting the comparison of our operating activities for the first three quarters of 2009 and the first three quarters of 2008 are summarized below:

•
Inventory — The significant decline in inventory positively affected cash flows from operations by $5.4 million compared to the first three quarters of 2008. The change reflects the declining value of our inventories due to the decline in crude oil prices from the highs of mid-year 2008 and the reduction of reuse solvent inventories due to strong demand and sales of the product.

•
Accounts Receivable — The decline of accounts receivable provided an improvement of $4.2 million in cash flows from operations compared to the first three quarters of 2008. During the first three quarters of 2009, we saw a reduction of our accounts receivable as receipts were higher than sales due to stronger collection efforts.

•	Accrued Expenses — The decline in accrued expenses of $1.8 million was mostly due to the reduction in accrued income taxes payable in 2009 because of our lower taxable income.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures & software and intangible asset costs — We used $8.0 million during the first three quarters of 2009 for capital expenditures and software and intangible assets costs, compared with $3.9 million in first three quarters of 2008. During the quarter we acquired the industrial real estate in which we were a tenant in Indianapolis for $3.5 million.  That transaction is the majority of the $4.1 increase.  Otherwise capital expenditures in 2009 were mostly flat in our core business. During the first three quarters of 2009, approximately $2.4 million of the capital expenditures were for purchases of parts cleaning machines compared to $2.5 million in the first three quarters of 2008. The remaining $2.1 million in the first three quarters of 2009 was for other items including office equipment, leasehold improvements, software and intangible assets, compared to $1.4 million in the first three quarters of 2008.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from issuance of common stock — In March 2008, we raised net proceeds of $33.2 million from an initial public offering and concurrent direct placement. These net proceeds include offering costs of $0.9 million paid prior to fiscal year end 2007 and include approximately $1.0 million of offering costs paid subsequent the initial public offering. The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization. In the first three quarters of 2009 we had no such event.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. As we had no debt outstanding for the majority of the first three quarters of 2009, our weighted average borrowings under our bank credit facility during the first three quarters of 2009 was negligible. The annual effective interest rate for the first three quarters of 2009 was 3.25%. We currently do not hedge against interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date: October 23, 2009	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary