Form 10-K
period 2010-01-02
Heritage-Crystal Clean, Inc.
filed 2010-03-05
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

On June 19, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $33.5 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 24, 2010, there were outstanding 10,713,086 shares of Common Stock, $.01 par value, of Heritage-Crystal Clean, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference into Part III of this report.

HERITAGE-CRYSTAL CLEAN, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 2, 2010

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

The factors listed under “Risk Factors,” as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations or estimates we describe in our forward-looking statements.  Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under the heading “Risk Factors” and elsewhere in this annual report.

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

Parts cleaning machines and solvent are used by mechanics in industrial plants and automotive technicians in garages to clean dirty machine parts.  Through use, the solvent becomes contaminated with oil and sediment and must be replaced, typically every 4 to 12 weeks.  This replacement of solvent is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down the drain.  Because the management of these wastes is subject to constantly changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records and ensure compliance with environmental laws.  While large businesses, which generate substantial volumes of industrial and hazardous wastes, generally find it more efficient to employ a staff of highly trained employees to manage this waste and ensure their compliance with the numerous federal, state and local regulations that surround the proper handling of these materials, small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments.  Small and mid-sized businesses typically prefer to outsource these services to providers that can assist them in their disposal of used solvent as well as other wastes, including used oil, waste paint, used oil filters, discarded fluorescent light tubes and other materials subject to regulations designed to protect the environment from pollution.

The Crystal Clean Solution

Through our network of 58 branches, we provide parts cleaning and industrial waste removal services to over 41,000 active customer locations.  During fiscal 2009, we performed more than 250,000 parts cleaning service calls.  Our services allow our customers to outsource their handling and disposal of parts cleaning solvent and other wastes and related administrative responsibilities to us.  We believe these services are highly attractive to customers, who value features such as assistance in preparing waste manifests and drum labels, and regularly-scheduled service visits to check inventories and remove accumulated waste.  Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services.  Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts and our company is structured to meet these particular needs.  Our sales are generated primarily from providing parts cleaning and waste removal services for our clients, which accounted for approximately 94.6% of our sales for fiscal 2009.  We also generate a minimal amount of sales from the sale of used oil, which accounted for the remaining 5.4% of our fiscal 2009 sales.

In the parts cleaning industry, used solvent generated by parts cleaning customers is typically classified as a “hazardous waste” (a term defined in the regulations of the Environmental Protection Agency or EPA), but our company has implemented two different programs whereby our customers’ used solvent may be excluded from the definition of hazardous waste.  In our non-hazardous program, we provide our customers with an alternative solvent not included in the EPA’s definition of hazardous waste due to its higher flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions), and then we recycle that solvent using our state-of-the-art distillation column.  In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials.  These two programs not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers’ locations.  This can allow the client to achieve a lower “generator status” with the EPA and thereby reduce its overall regulatory burden.  For example, a customer who was previously a Large Quantity Generator under EPA regulations, after switching to either our non-hazardous program reuse product program for parts cleaning, may become eligible to be reclassified as a Conditionally Exempt Small Quantity Generator, which could significantly reduce the number of required reports and inspections at its facility.

Competitive Strengths

We believe that we are the second largest provider of parts cleaning services in the U.S. and a leading provider of containerized waste services that focuses on small and mid-sized clients.  From our current base of 58 branch locations, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:

Large and Highly Diverse Customer Base.  Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries.  Our customer base consists of over 41,000 active customer locations at the end of fiscal 2009.  In fiscal 2009, our largest single customer represented 1.8% of our annual sales, and our largest ten customers represented approximately 6.2% of our annual sales.  This diverse customer base helps insulate us from disruption caused by the possible loss of a single large account.

Innovative Services that Reduce Customers’ Regulatory Burdens.  We have designed our service programs to meet the needs of our target customers.  In particular, these customers desire to minimize their regulatory compliance burdens and we have developed innovative methods to help our customers achieve this objective.  For example, we have created two parts cleaning service programs which each exempt our customers from certain hazardous waste regulations and filing requirements:

•
Non-hazardous Program for Parts Cleaning.  In our non-hazardous program for parts cleaning, we provide our customers with an alternative solvent that is not included in the EPA’s definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use.  Because of the reduced solvent flammability, as long as the customer doesn’t add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in our non-hazardous program for parts cleaning is classified as hazardous waste by the EPA and as a result can be managed as non-hazardous waste.  After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers, while at the same time minimizing the burdensome hazardous waste regulations faced by our customers.  In order to most efficiently operate our non-hazardous program for parts cleaning, we have built a solvent recycling system at our Indianapolis hub capable of recycling up to 6 million gallons per year of used solvent generated by customers participating in our non-hazardous program.

•
Product Reuse Program for Parts Cleaning.  Rather than managing used solvent as a waste, we have developed a program that uses the solvent as an ingredient in the manufacture of asphalt roofing materials.  Used solvent generated by customers participating in our product reuse program for parts cleaning is sold as a direct substitute for virgin solvent that is otherwise used in the asphalt manufacturing process.  Because the used solvent is destined for reuse, it is not deemed a waste, and therefore it is not subject to hazardous waste regulations.  To enhance the marketing of these programs, in the past 20 years we and our predecessor Heritage Environmental Services have voluntarily obtained concurrence letters from more than 30 state environmental agencies to validate this approach.

Excellent Customer Service.  Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network.  Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development.  In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service.  Our high quality service leads to high customer satisfaction, customer retention, cross-selling opportunities, and referrals to new prospects.  During fiscal 2009, 88.4% of our sales were generated from customers that we also served during fiscal 2008.

Experienced Management Team.  Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment.  The management team also has industry-leading experience in used oil re-refining.  Our senior managers have on average more than 20 years of industry experience and our middle managers have on average more than 10 years of experience.  Many of our managers held key positions with Safety-Kleen between 1986 and 1998 during which time Safety-Kleen grew from $255 million to over $1.0 billion in annual revenue.

Cost-Efficient Branch Rollout Model.  Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at either a regional hub or our headquarters.  This model has been the foundation for our new branch rollout during the past ten years, as we have expanded from 14 to 58 branches, and we expect to extend this model to new locations.

Growth Strategies

Same-Branch Sales.  We seek to generate year-over-year growth in existing markets by obtaining new customers and by cross-selling multiple services to existing customers.  Our sales and marketing strategy includes providing significant incentives to our field sales and service personnel to find and secure new business.  These incentives include commission compensation for individuals and managers, as well as prize awards and contests at the individual and team level.  Our company culture is designed to consistently emphasize the importance of sales and service excellence, and to build and maintain enthusiasm that supports continued sales success.  Additionally, we intend to drive profitability by leveraging fixed costs against incremental sales growth at our existing branches.

Expanded Service Offerings.  All of our branches currently offer parts cleaning and containerized waste management services.  Other services that we provide, including used oil collection services and vacuum truck services, are currently offered in less than half of our branch locations.  As our business grows and we achieve sufficient market penetration, we intend to expand the number of services offered at our branches.  We also have other new business programs in various stages of development and these may be offered through our branch locations in the future.

Geographic Expansion.  We currently operate from 58 branch locations that offer our core parts cleaning and containerized waste management services to customers in 39 states and the District of Columbia as of the end of fiscal 2009.  We have historically been able to install new branches at a relatively low cost.  Within our geographic focus area (the eastern and central portion of the U.S.), we believe that there are opportunities to open more branches and provide convenient local service to additional markets, particularly in the Northeastern and Southeastern regions of the

U.S. where our penetration is lowest.  In the future, we believe that there will be opportunities to offer our services in international markets as well.

Selectively Pursue Acquisition Opportunities.  Our management team has significant experience in identifying and integrating acquisition targets.  During the past nine years, we have successfully acquired the assets of several small competitors.  Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time.  Our growth plan is not dependent on acquisitions, but we will continue to pursue complementary acquisitions that leverage our established infrastructure.

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

Across our full range of services, we focus on reducing our customers’ burdens associated with their generation of hard-to-handle wastes.  Many of these wastes are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and the generator.  Many customers are familiar with “Superfund liability” and the possibility that they will be required to pay for future cleanups if their waste is mismanaged in a way that leads to environmental damage.  Our services allow customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management.

We offer an integrated suite of industrial and hazardous waste services including parts cleaning, containerized waste management, used oil collection and vacuum truck services.  A significant majority of our customers use our parts cleaning and/or waste management services.  Parts cleaning and containerized waste management represented substantially more than half of our sales in fiscal 2009 and are offered at all our branches.  Because our efforts to expand our used oil collection and vacuum truck services have started more recently, these services are currently offered at less than half of our branches and we generate less sales from these services.

In our parts cleaning services, we provide customers with parts cleaning equipment and chemicals to remove oil and grease and other contaminants from engine parts and machine parts requiring cleaning.  Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir.  The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts.  The solvent can be reused for a period of time, after which it becomes too dirty and needs replacement.  We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent while at the same time also cleaning and checking the customers’ parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork.  We believe that the majority of parts cleaning services in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings.  We reduce this burden for our customers by offering two alternative parts cleaning programs (our non-hazardous and reuse programs for parts cleaning) that do not subject the customer to the same hazardous waste regulations.  These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management — ultimately saving them time and money.  For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Conditionally Exempt Small Quantity Generator, or CESQG.  For our customers, maintaining a CESQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track and file transportation manifests; or produces other reports related to the use, storage and disposal of used solvents.  We offer more than a dozen different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs.  While the majority of our customers are provided machines directly from us and in some cases are sold a machine, we also offer parts cleaning service for customers who purchase their parts cleaning machines from other sources.  We offer a variety of petroleum solvents and water-based (aqueous) chemicals for use in parts cleaning machines.  We also have a wide range of service schedules from weekly service visits to triannual service visits.

In our containerized waste services, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers.  Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material.  Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, and discarded fluorescent lighting tubes.  We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients.  In some cases, we can develop lower burden alternatives based on recycling materials for component recovery (oil filters) or by following the less onerous universal waste regulations (fluorescent tubes and waste paint).  In other cases, the hazardous waste regulations may apply, in which case we assist customers with the complete hazardous waste disposal process, including analysis to characterize their waste, preparation of manifests and drum labels, and selection of the appropriate destination facility.  As part of our full-service approach, we visit our customers periodically to check their inventory of used or waste materials, and remove full containers as appropriate.  Because there are statutory limits on the amount of time that a customer can store these waste materials, these service visits are valuable to help the customer stay in compliance.  To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee.

In selected branch locations (eighteen as of January 2, 2010), we provide bulk used oil collection services.  Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize.  We test the used oil to verify that there are no unwanted contaminants, and pump the customer’s material into our tank truck for proper management.  Generally, the used oil that we collect is resold as an industrial fuel or as feedstock for a used oil recycling process.  As with our other services, we offer to visit the customer on a regularly scheduled basis to arrange for the removal of their accumulated oil.  This alleviates the customer’s burden of periodically checking to see if they require service.

In the third quarter of fiscal 2009, we announced that we had begun exploring our entry into the used oil re-refining business.  Currently, we sell the used oil collected by our branches as fuel to electric utilities and asphalt plants.  Entry into the used oil re-refining business would enable us to re-refine used oil into lubricating oil and capture the higher margins and profits associated with the higher value-added product.

In selected branch locations (twenty-six as of January 2, 2010), we provide vacuum truck services for the removal of mixtures of oil, water and sediment from wastewater pretreatment devices.  Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer.  Periodically, these drains and collection points accumulate excess oil or sediment that needs to be removed.  Because some of the material is very thick, a specialized vacuum truck is utilized for efficient pumping.  Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer’s equipment operates as intended.  These services are also scheduled on a regular basis.

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

Competition

The markets for parts cleaning, containerized waste management, used oil collection and vacuum truck services in which we compete are intensely competitive.  While numerous small companies provide these services, our largest competitor, Safety-Kleen, has held substantial market share in the parts cleaning industry for the last four decades and has developed significant market share in used oil services and containerized waste management.  Safety-Kleen operates throughout the continental U.S. and Canada through a network of approximately 160 branches.  We believe that Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us.  We estimate that in the parts cleaning business, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor.  Other competitors tend to be smaller regional firms or parts cleaning companies operating in a single city only.  Although many of our small competitors lack the resources to offer clients a full menu of services, they generally offer parts cleaning services ancillary to a primary line of business such as used oil collection, in order to present a more complete menu to customers.

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

Price, service quality and timeliness, breadth of service offering, reputation, financial strength, and compliance history are the principal competitive factors in the markets in which we compete.  While we feel that most market competitors compete primarily on price, we believe that our competitive strength comes from our focus on customer service and our broad menu of services.  Although we employ a pricing structure that allows only limited discounts, we are able to deliver a sound value proposition through the reduced regulatory burden achieved through our programs.  We could lose a significant number of customers if Safety-Kleen, or other competitors, materially lower their prices, improve service quality, develop other more competitive product and service offerings or offer a non-hazardous or reuse program for parts cleaning more appealing to customers than ours.

Environmental Compliance/Health and Safety

We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations.  We strive to maintain the highest professional standards in our compliance and health and safety activities.

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naptha mineral spirits), cleaning chemicals and absorbent from a limited group of suppliers.  We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers.  These suppliers and disposal facilities are important to our business and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs.  Heritage Environmental Services, an affiliate of The Heritage Group “Heritage”, which beneficially owns 3,389,958 shares of our common stock as of February 24, 2010, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. and we have used their hazardous waste services in the past and plan to continue some level of use in the future.

Employees

As of January 2, 2010, we employed 471 full time and 45 part time employees.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We believe that our employee relations are good.

Operations

We operate a network of 58 local branches as of the end of fiscal 2009.  Most of our locations include an area to store drums, an inventory of parts cleaners and other supplies, an area to park trucks and trailers, and a small office space while others may only include an area to park trucks.

We maintain operating hubs in Indianapolis, Indiana; Shreveport, Louisiana; Philadelphia, Pennsylvania; and Atlanta, Georgia.  These operating hubs are warehouse operations with the capability to receive and unload multiple trailers.  Depending on whether the used solvent came from our non-hazardous program or our reuse program, the used solvent is then stored for future sale, shipped in bulk for reuse, or stored for future recycling at our solvent recycling system located at our Indianapolis hub.  The drums of hazardous and non-hazardous waste are organized based on the destination facility.  These drums are staged and loaded back into trailers for reshipment to recyclers, incinerators, landfills, and waste-to-energy facilities.

While we ship collected materials to third parties, we also recycle a portion of our used parts cleaning solvent with our non-hazardous solvent recycling system at our Indianapolis hub.  This system, which was completed in late fiscal 2007, allows us to recycle used solvent generated by customers participating in our non-hazardous program for parts cleaning.  To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent.  After being recycled to remove oil, water, and other impurities, the resulting solvent is suitable to be re-used by our customers for parts cleaning.  This enables us to reduce the feedstock inventory available for recycling as well as reduce the amount of virgin product purchases.  Our non-hazardous solvent recycling system is designed to process up to 6 million gallons per year, which provides significant capacity in excess of our current requirements.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability.  We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes.  Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking and management of customer services, billing, and collections.  This application utilizes an Oracle tm database along with Microsoft tm web servers using standard development tools.  This system has been used as an integral part of our business operations for more than six years.  We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets.  Handheld devices are used by our employees in the field to access customer service information through a mobile web interface.  Statistics are gathered and reported on a daily and weekly basis through sales personnel and document processing.  This provides timely, automated data measurement and compensation information for sales activities including incentives and contests that rapidly reward performance.

Insurance

We purchase insurance providing financial protection from a range of risks; as of the end of fiscal 2009, our insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, our net exposure could still have a material adverse affect on our financial results.  While we attempt to select insurance underwriters that are financially strong, in the event that our insurers experience financial difficulties they may be unable to honor their obligations to us under the policies we have purchased.  We periodically review our insurance and evaluate the coverage and limits we purchase based on market factors, our evaluation of the risks to our business, and regulatory requirements which mandate certain minimum insurance levels.  The evaluation of the risks to our business is inherently uncertain, and we may in the future find that we have not purchased insurance that might have protected us from a material loss.

Facilities

Our headquarters is based in a 23,100 square foot leased facility in Elgin, Illinois.  We have 4 hubs and 58 branches that vary in size as of the end of fiscal 2009.  Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking.  Three of our four hubs and all of our branch locations are leased with terms ranging from month-to-month up to 5 years, and in some cases with options to extend the lease term for up to 15 years.  On June 29, 2009, we completed an acquisition of the industrial real estate and equipment that we had been occupying as a tenant in Indianapolis, Indiana which is the location of our largest hub and the site of our state-of-the art solvent recycling tower.

The following map sets forth the states in which we provide services as of the end of fiscal 2009:

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

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is a named executive officer of Heritage-Crystal Clean.

Name	Age	Position

Joseph Chalhoub	63	President, Chief Executive Officer and Director
John Lucks	56	Vice President of Sales
Gregory Ray	49	Chief Financial Officer, Vice President, Business Management and Secretary
Tom Hillstrom	49	Vice President of Operations

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

Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary

Mr. Ray has served as our Vice President, Business Management since 1999.  In addition, Mr. Ray has served as our Secretary since 2004 and as our Chief Financial Officer since June 2007.  From 1998 to 1999, Mr. Ray served as the Vice President, Business Management of Safety-Kleen, where he was in charge of and oversaw a $700 million revenue business unit.  Mr. Ray has over 20 years of experience in the industrial and hazardous waste services industry.

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

The economy is experiencing a severe and prolonged recession as a result of the deterioration in the capital markets and related financial crisis which has adversely impacted our customer base, which is primarily composed of companies in the automotive repair and manufacturing industries.  The overall levels of demand for our parts cleaning products and supplies and other services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches.  Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence and housing demand.  Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing and operating margins for our services and products.  Both our customers and suppliers have felt the impact of the economic recession.  Given the current economic downturn, our customers are seeking ways to reduce their costs which could reduce their demand for our services.  Our customers and suppliers may face severe financial difficulties causing them to cease some or all their business operations or to reduce the volume of products they purchase from us in the future.  We may have accounts receivables owing from customers who may not be able to honor their obligations to us.  Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

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

Our business is dependent on the widespread availability of certain crude oil products such as solvent and fuel for operating our fleet of trucks.  Changes and volatility in the price of crude can adversely impact the prices for these products and therefore affect our operating results.  The price and supply of fuel and solvent is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns.

Increased costs of crude can significantly increase our operating costs.  Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase.  The market price of crude has been volatile and rose substantially from 2004 to 2008 before falling significantly in late 2008.  During this period of rising crude costs, we experienced increases in the cost of fuel, solvent and other petroleum-based products.  We have in the past been able to offset a portion of the increased fuel and solvent costs through the imposition of price increases and energy surcharges on our invoices to customers.  However, because of the competitive nature of the industry, the economic recession and the terms of customer contracts, there can be no assurance that we will be able to pass on future price increases.  Due to political instability in oil-producing countries, fuel prices may increase significantly in 2010 and beyond.  A significant increase in fuel or solvent costs could lower our operating margins and negatively impact our profitability.  We currently do not use financial instruments to hedge against fluctuations in oil, solvent or energy prices.  If this volatility continues, our operating results could also be volatile and adversely affected.

In addition, a significant portion of our inventory consists of new and used solvents.  Volatility in the price of crude oil has in the past impacted and can significantly impact in the future the value of this inventory and our operating margins.  For example, in the fourth quarter of fiscal 2008, we generally experienced a sharp decrease in the cost of crude oil and related commodities which caused a decline in the market value of our solvent and used oil inventory and we recorded a $2.8 million non-cash inventory impairment charge on that portion of the Company’s solvent and oil inventory that is held for sale, reflecting the lower market value of such inventory.  Additionally, we recorded $1.7 million in additional expense to reflect the lower value of the solvent inventory held for use in the Company’s service programs.  Further, because we apply a first-in first-out accounting method, volatility in solvent and oil prices can significantly impact our operating margins.  If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected.

Further consolidation and/or declines in the U.S. automotive repair and U.S. manufacturing industries could cause us to experience lower sales volumes which could materially affect our growth and financial performance.

Our business relies on continued demand for our parts cleaning and waste management services in the U.S. automotive repair and U.S. manufacturing industries, which may suffer from declining market size and number of locations, due in part to the current economic recession, the potential bankruptcies of U.S. automobile manufacturers, international competition and consolidation in U.S. markets.  Industry trends affecting our customers, including the continued trend of U.S. manufacturing moving offshore and the influx of inexpensive imported automotive aftermarket products, has caused our customers’ business to contract which could reduce the demand for our parts cleaning and other services and products and have a material adverse impact on our business.  As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult.

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

A change in any of the environmental, employment, health and safety laws and regulations under which we operate could have a material adverse effect on our business and prospects.  For example, the EPA currently excludes waste used as an ingredient in the production of a product from being defined as hazardous waste.  Our product reuse program for parts cleaning operates under this exclusion and provides an advantage by excluding our customers’ used solvent from being regulated as hazardous waste.  Similarly, under our non-hazardous program for parts cleaning, we provide our customers with a different solvent that has a higher flashpoint than traditional solvents.  The resulting used solvent is not considered to be hazardous waste so long as our customers ensure that no inappropriate contaminants were contributed to the used solvent.

If the EPA were to broaden the definition of hazardous waste to include used solvents generated by our customers under our product reuse and/or non-hazardous programs for parts cleaning, the value of our offerings may be significantly reduced which could have a material adverse effect on our financial performance.  Examples of changes by the EPA that could adversely affect our services include, but are not limited to, the following:

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

The markets for parts cleaning, containerized waste management, used oil collection, and vacuum truck services are intensely competitive.  While numerous small companies provide these services, Safety-Kleen, our largest competitor, has held substantial market share in the parts cleaning industry for the last four decades and has developed a significant market share in used oil services and containerized waste management.  Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us.  Our business growth, financial performance and prospects will be adversely affected if we cannot gain market share from these competitors, or if any of our competitors develop products or services superior to those offered by us.  We could lose a significant number of customers if Safety-Kleen, or other competitors, materially lower their prices, improve service quality or develop more competitive product and service offerings.

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

We continue to carry inventory of used solvents generated by customers participating in our product reuse program for parts cleaning.

We have sold enough used solvent to satisfy speculative accumulation requirements of the EPA for 2009 and prior years.  Our inventory of used solvent has fluctuated and we expect it may continue to fluctuate.  If we are unable to sell our reuse inventory, we may be required to take a charge to inventory and we may incur additional costs for storage and/or disposal which would adversely impact our operating results.  In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for 2009 and prior years and while our current customer base is adequate and is expected to allow us to meet the requirement for 2010, we may not in future years.

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

Because we rely on our extended network of 58 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee and control information reporting from these locations.  If in the future we are unable to effectively oversee and control information reporting from our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, and our business could be materially adversely affected.

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

Our customer base is primarily composed of small companies in the automotive repair and manufacturing industries.  The high concentration of our customers that are small businesses exposes us to some of the broad characteristics of small businesses across the U.S. Small businesses start, close, relocate, and get purchased or sold frequently.  In addition, small businesses tend to be more significantly affected by economic recessions such as the current economic recession than larger businesses.  This leads to a certain amount of ongoing turnover in the market.  As a result, we must continually identify new customers and expand our business with existing customers in order to sustain our growth.  If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business.

We obtain services from our largest stockholder, The Heritage Group (“Heritage”) and its affiliates, which we refer to collectively herein as Heritage, and our inability to replace these services in the future on economically acceptable terms could materially adversely affect our business.

We obtain certain services from Heritage including disposal and product analytical services and workers’ compensation insurance.  Heritage beneficially owned 31.6% of our outstanding common stock as of February 1, 2010.  If the services that we receive from Heritage become unavailable from Heritage, to the extent that we are unable to negotiate replacements of these services with similar terms, we could experience increases in our expenses.

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

In the operation of our business, we supply a large amount of virgin solvent and parts cleaning equipment to our customers.  We do not maintain extensive inventories for most of these products.  If we become unable to obtain adequate supplies and components in a timely and/or cost-effective manner, we may be unable to adequately provide sufficient quantities of our services and products to our customers, which could have a material adverse effect on our financial condition and results of operations.

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

Our operations are dependent upon our ability to support our branch infrastructure.  Our business operates through 4 hubs that service our 58 local branches.  Any damage or failure that causes interruptions in our operations could result in the loss of customers.  To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers.  The occurrence of a natural disaster, technological, transportation or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

We may be unable to manage our growth.

In our first nine full years of operation, sales have increased at a compound annual growth rate of 24% from 1999 to 2009.  Our growth to date has placed and may continue to place significant strain on our management and its operational and financial resources.  We anticipate that continued growth, if any, will require us to recruit, hire and retain new managerial, finance, sales, marketing and operational personnel.  We cannot be certain that we will be successful in recruiting, hiring or retaining those personnel.  Our ability to compete effectively and to manage our future growth will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force.  If we continue to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.

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

A substantial portion of our shares of common stock are closely held by certain inside investors.  As of February 24, 2010, Heritage beneficially owned 31.6% of our common stock, and directors and executive officers beneficially owned 44.8% of our common stock. Consequently, our public float is small for a public company, the availability of our shares may be limited and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares.  In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

As of February 24, 2010, Heritage beneficially owned 31.6% of our outstanding common stock. In addition, in the event that we elect to issue additional shares of common stock for cash consideration in the future, Heritage will have the right to purchase an additional amount of common stock from us in connection with such issuance so that its ownership percentage in our company does not decrease. Further, one of the members of our board, Fred Fehsenfeld, Jr., is an affiliate of Heritage, and as of February 24, 2010, beneficially owned approximately 9.4% of our outstanding stock. As a result, Heritage has significant influence over our decision to enter into any corporate transaction and has significant influence with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any businesses that we decided to acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.   Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price.  Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission, or SEC, NASDAQ or other regulatory authorities.

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

If our existing stockholders sell substantial amounts of our shares of common stock in the public market, the market price of our shares of common stock could decrease significantly. The perception in the public market that our existing stockholders might sell our shares of common stock could also depress our market price. As of February 24, 2010, we had 10,713,086 shares of our common stock outstanding.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters is located in Elgin, Illinois where approximately 23,100 square feet are leased under arrangements expiring in 2016.We have 4 hubs and 58 branches that vary in size as of the end of fiscal 2009. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. Three of our four hubs and all of our branch locations are leased with terms ranging from month-to-month up to 5 years, and in some cases with options to extend the lease term for up to 15 years. On June 29, 2009, we completed an acquisition of the industrial real estate and equipment that we had been occupying as a tenant in Indianapolis, Indiana which is the location of our largest hub and the site of our solvent recycling tower.

Our principal property, plant and equipment consist of machines, a recycling tower, buildings, storage tanks and vehicles.  We believe that our property, plant and equipment are adequately maintained and sufficient for our current operations.  However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.  For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following map sets forth the states in which we provide services as of the end of fiscal 2009:

ITEM 3.  LEGAL PROCEEDINGS

We are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.  From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

U.S. Environmental Protection Agency vs. Heritage-Crystal Clean, LLC et al

On December 7, 2006, Heritage-Crystal Clean was notified by the EPA that we were named as a potentially responsible party in the Hassan Barrel site CERCLA cleanup conducted by the EPA in Fort Wayne, Indiana.  We were one of at approximately 65 companies that sent empty containers to Hassan Barrel for reconditioning or scrapping.  Hassan Barrel subsequently abandoned their operation and left thousands of containers of drum reconditioning waste at their site.  U.S. EPA performed a Superfund Removal Action to segregate and remove waste materials.  EPA then pursued legal action against parties that paid Hassan to recondition drums.  EPA pursued cost recovery for their activities and directed the potentially responsible parties to do a subsurface environmental study and subsequent soil removal.  The Company and other responsible parties negotiated a settlement agreement with the EPA to implement a work plan to restore the site.  The initial study and soil removal has been completed and EPA is reviewing results to determine if further action is required.  We believe that we have insurance coverage for our exposure in this matter, including our legal costs, and our expenses to date have been paid for by our insurance carrier.

ITEM 4.  RESERVED

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

2008	High	Low
First Quarter (commencing March 12, 2008)	$16.51	$13.00
Second Quarter	18.69	13.01
Third Quarter	15.43	11.45
Fourth Quarter	14.75	8.40
2009	High	Low
First Quarter	$13.00	$6.90
Second Quarter	10.40	7.05
Third Quarter	13.57	10.01
Fourth Quarter	13.34	9.88

On February 24, 2010, the closing price of our common stock on the NASDAQ Global Select Market was $8.75 per share.  On February 24, 2010, there were 184 stockholders of record of our common stock.  Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing.  However, in most cases, the nominees’ holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders.  As such, our actual number of stockholders would be higher than the number of registered stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between March 12, 2008 (the date of our initial public offering) and January 2, 2010, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period.  This graph assumes the investment of $100 on March 12, 2008 in our common stock, in the NASDAQ Composite Index and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any.  The graph assumes the initial value of our common stock on March 12, 2008 was the initial public offering price of $11.50 per share.

The comparisons shown in the graph below are based upon historical data.  We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	03/12/08	01/03/09	01/02/10
Heritage-Crystal Clean, Inc.	$100.00	$100.87	$90.96
NASDAQ Composite Index	$100.00	$72.74	$101.13
NASDAQ Industrial Index	$100.00	$65.93	$92.55

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report.  This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report.  Our fiscal year ends on the Saturday closest to December 31.  “Fiscal” 2009 represents the 52-week period ended January 2, 2010.  “Fiscal 2008” represents the 53-week period ended January 3, 2009.  “Fiscal 2007” represents the 52-week period ended December 29, 2007 and “fiscal 2006” represents the 52-week period ended December 30, 2006.  “Fiscal 2005” represents the 52-week period ended December 31, 2005.  We have derived the statement of operations for each of the years ended December 30, 2006 and December 31, 2005 and the balance sheet data at December 29, 2007, December 30, 2006 and December 31, 2005 from our audited consolidated financial statements not included in this report.

	Fiscal Year
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales	$98,398	$108,143	$89,734	$73,717	$59,221
Cost of sales	26,040	29,430	22,920	18,823	14,061
Cost of sales — inventory impairment (1)	—	2,778	2,182	—	—
Gross profit	72,358	75,935	64,632	54,894	45,160
Operating costs	51,940	53,497	43,573	36,837	31,677
Selling, general, and administrative expenses	17,137	20,220	15,583	12,355	10,481
Proceeds from contract termination (1)	—	—	(3,000)	—	—
Operating income	3,281	2,218	8,476	5,702	3,002
Interest expense	3	408	1,408	1,415	967
Loss on disposal of fixed assets — net	159	—	—	—	—
Income before income taxes	3,119	1,810	7,068	4,287	2,035
Provision for income taxes (2)	1,326	2,618	—	—	—
Net income (loss)	1,793	(808)	7,068	4,287	2,035
Preferred return	—	339	1,691	1,691	1,696
Net income (loss) available to common stockholders	$1,793	$(1,147)	$5,377	$2,596	$339

Net income (loss) per share available to common stockholders: basic	$0.17	$(0.11)	$0.75	$0.36	$0.05
Net income (loss) per share available to common stockholders: diluted	$0.17	$(0.11)	$0.74	$0.36	$0.05

Number of weighted average common shares outstanding (3) :
Basic	10,700	9.985	7,178	7,114	7,099
Diluted	10,772	9,985	7,229	7,114	7,099

Cash dividends per common share	$—	$—	$—	$—	$—

PRO FORMA DATA (UNAUDITED):
Net income (loss)	$1,793	$(808)	$7,068	$4,287	$2,035
Pro forma provision for income taxes (2)	—	497	2,898	1,791	913
Return on preferred and mandatorily redeemable capital units	—	372	1,730	1,700	1,691
Pro forma net income (loss) available to common stockholders	$1,793	$(1,677)	$2,440	$796	$(569)

Pro forma net income (loss) per share: basic	$0.17	$(0.17)	$0.34	$0.11	$(0.08)
Pro forma net income (loss) per share: diluted	$0.17	$(0.17)	$0.34	$0.11	$(0.08)

OTHER OPERATING DATA (UNAUDITED):
Average sales per working day	$388	$422	$355	$291	$233
Number of branches at end of fiscal year	58	54	48	47	41

	At Fiscal Year End
	2009	2008	2007	2006	2005
	(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$1,090	$327	$479	$271	$758
Total assets	53,987	52,016	47,984	36,387	28,509
Total debt	—	20	22,045	18,130	14,100
Redeemable capital units	—	—	2,261	2,261	2,261
Total stockholders’ equity/members’ capital	43,925	41,556	12,708	8,776	6,630
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

(2)
On March 12, 2008, the date of our initial public offering, we reorganized our corporate legal structure from a limited liability company to a corporation.  As a limited liability company, we were not subject to federal or state corporate income taxes.  Therefore, net income does not give effect to taxes.  For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years.

(3)
For fiscal years 2005 through 2007, the weighted average shares outstanding information reflects the 500-for-1 exchange of common units for common stock and the issuance of 1,217,390 shares of common stock in our reorganization that occurred prior to our initial public offering.  We have included the redeemable common capital units outstanding prior to the reorganization in the calculation of basic and diluted earnings per share as the effect of excluding them would be anti-dilutive.  The shares of common stock that are mandatorily redeemable are excluded from the calculation of basic and diluted earnings per share.  We have deducted earnings attributable to mandatorily redeemable units from income available to common unit holders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  Factors that could cause such differences include those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to update any of the forward-looking statement.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  “Fiscal 2009” represents the 52-week period ended January 2, 2010.  "Fiscal 2008" represents the 53-week period ended January 3, 2009 and “fiscal 2007" represents the 52-week period ended December 29, 2007.

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

Our sales are generated primarily from providing parts cleaning and waste removal services for our clients, which accounted for approximately 94.6% of our sales for fiscal 2009.  We also generate a minimal amount of sales from the sale of used oil, which accounted for the remaining 5.4% of our fiscal 2009 sales.  The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as sales, but rather as a reduction in our net cost of solvent under cost of sales.  We define and measure same-branch sales for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches.  We calculate average sales per working day by dividing our sales by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

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

Our operating costs include the costs of operating our branch system and hubs, including personnel costs (including commissions), and facility rent, truck leases, fuel and maintenance.  Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings.  As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

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

On June 29, 2009, we completed an acquisition of the industrial real estate and equipment that we had been occupying as a tenant in Indianapolis, Indiana for approximately $3.5 million in cash.  The assets were previously recorded as an operating lease by us.  We recorded the purchase of these assets, previously under operating lease, as an asset purchase with the assets being recorded at the lower of cost or the fair market value of the assets acquired.  The assets were recorded at cost and the purchase price was allocated primarily to property, plant and equipment.  Included in the assets purchased were bulk storage tanks that are currently leased to third parties.  These tanks were identified as assets purchased adjacent to an existing business for future expansion of that business.  The underlying leases that are associated with the bulk storage tanks were recorded at fair market value.  Of the $3.5 million, $0.5 million is being held in escrow for environmental claims for five years from the acquisition date.

In the third quarter of fiscal 2009, we announced that we had begun exploring our entry into the used oil re-refining business.  Currently, we sell the used oil collected by our branches as fuel to electric utilities and asphalt plants.  Entry into the used oil re-refining business would enable us to re-refine used oil into lubricating oil and capture the higher margins and profits associated with the higher value-added product.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Consistent with industry practices, we require payment from most customers within 30 days of invoice date.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We determine the allowance based on analysis of customer creditworthiness, historical losses and general economic trends and conditions.  We perform periodic credit evaluations of our customers and typically do not require collateral.  We have an estimation procedure, based on historical data and recent changes in the aging of these receivables that we use to record reserves throughout the year.  In the last eight years, our provisions for doubtful accounts have averaged less than 0.8% of sales.  We do not have any off-balance sheet credit exposure related to our customers.

Inventory

Inventory consists primarily of new and used solvents, new and refurbished parts cleaning machines, absorbents, accessories, repair parts and used oil.  Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory.  In the first quarter of fiscal 2007 we reported an impairment charge and reserved an associated excess reserve, reducing the reuse solvent inventory by $2.2 million.  This was due to the supply contract termination as described in more detail below in our Results of Operations section.  In the fourth quarter of fiscal 2008, we reported an impairment charge, reducing the reuse solvent and used oil inventory by $2.8 million.  This was due to a sharp decline in crude oil prices which resulted in the market value for our reuse solvent declining below the historic (FIFO) values.  In fiscal 2009, we depleted our excess inventory of reuse solvent and correspondingly eliminated the reserve.  We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items.  If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

Share Based Compensation

We follow FASB guidance that requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the prospective method of application, which requires us to recognize compensation cost on a prospective basis.  For share-based awards granted after January 1, 2006, we recognized compensation expense based on estimated grant date fair value.  See “Fiscal 2009 versus Fiscal 2008 and Fiscal 2008 versus Fiscal 2007 – Selling, general, & administrative expenses” for a description of compensation expenses related to the stock options that were granted and which vested in connection with the offerings and the acceleration of vesting of common units granted to employees under our Key Employee Membership Interest Trust.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.  No triggering events occurred during fiscal 2009 and therefore impairment has not been tested.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the FASB ratified guidance for revenue arrangements with multiple deliverables.  In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, it requires companies to use an estimated selling price ("ESP") for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  The proposed effective date of the draft abstract is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  Since we will apply the requirements of this guidance on a prospective basis, we are continuing to evaluate its effect on our consolidated financial statements.

Subsequent Events

In June 2009, the FASB issued guidance regarding subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  We have evaluated all events or transactions and are not aware of any subsequent events that would require an adjustment to the financial statements.

Results of Operations

Fiscal Year Ended January 2, 2010 (“fiscal 2009”) versus Fiscal Year Ended January 3, 2009 (“fiscal 2008”)

	Fiscal 2009 versus Fiscal 2008
	January 2, 2010%		January 3, 2009%

Sales	$98,398	100.0%	$108,143	100.0%
Cost of sales	26,040	26.5%	29,430	27.2%
Cost of sales – inventory impairment	—		2,778	2.6%
Gross profit	72,358	73.5%	75,935	70.2%
Operating costs	51,940	52.8%	53,497	49.5%
Selling, general, and administrative expenses	17,137	17.4%	20,220	18.7%
Operating income	3,281	3.3%	2,218	2.1%
Interest expense – net	3	0.0%	408	0.4%
Loss on retirement of fixed assets	159	0.2%	—	0.0%
Income before income taxes	3,119	3.2%	1,810	1.7%
Provision for income taxes	1,326	1.3%	2,618	2.4%
Net income (loss)	$1,793	1.8%	$(808)	(0.7)%

Sales

For fiscal 2009, sales decreased $9.7 million, or 9.0%, to $98.4 million from $108.1 million for fiscal 2008. Fiscal 2009 reported sales for 52 weeks compared to fiscal 2008 which reported sales for 53 weeks.  [see note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of this report for a description of our basis of presentation].  The effect of the U.S. recession caused many of our customers to produce less waste and to put off deferrable services to a greater degree than we have seen in past recessions, and this eliminated our sales growth.

At the end of fiscal 2009, we were operating 58 branch locations compared with 54 at the end of fiscal 2008.  There were 54 branches that were in operation during both the fiscal years of 2009 and fiscal 2008, which experienced a decline in same-branch sales of $11.6 million, or 10.7%.  Excluding the 4 branches in this group that gave up customers to new branch openings, the remaining 50 branches experienced a decline in same-branch sales of 8.9 million, or 9.1%.

Fuel surcharges decreased sales year-over-year by $1.1 million in fiscal 2009.  This decrease was a direct result of lower energy prices as compared to fiscal 2008.

Cost of sales

For fiscal 2009, total cost of sales decreased $6.2 million, or 19.2%, to $26.0 million from $32.2 million for fiscal 2008.  Cost of sales as a percentage of sales decreased to 26.5%, from 29.8%, in fiscal 2008.  Although our cost structure has returned to normal levels seen prior to 2008, we recorded costs of approximately $1.0 million during the first quarter of 2009 that was related to the decline in the price of crude oil.  The remainder of the year, we were able to benefit from the reuse product sales on volumes that were marked down to market at the end of 2008.  This benefit however was not as great as in the first three quarters of fiscal 2008 when we sold reuse solvent at prices far in excess of their carrying value.  We incurred a $2.8 million non-cash inventory impairment charge during fiscal 2008 related to valuing our reuse solvent and used oil inventory which is held for sale to market value, as a result of the decline in crude oil prices.  Beyond this inventory impairment charge, we also recorded unusually high solvent costs of approximately $1.7 million during the fourth quarter of fiscal 2008 that were also related to the decline in crude oil prices.  These increased costs reflect the revaluation of solvent recovered from customers and virgin solvent inventory held at our locations, for use in our service programs, both of which must be valued at the lower of cost or market.  During the fourth fiscal quarter of 2008, the steep decline in solvent values led to reductions in the value of these solvent inventories.  In total, declining inventory values in the fourth fiscal quarter of 2008 led us to incur approximately $4.5 million of cost.  Although there was an increase in energy prices in the first half of 2009, compared to last year, the volatility in solvent prices has been much less, with correspondingly smaller impact on our financial results.

Operating costs

For fiscal 2009, operating costs decreased $1.6 million, or 3.0%, to $51.9 million from $53.5 million for fiscal 2008.  Although certain cost cutting measures such as workforce efficiencies were taken earlier in fiscal 2009 to compensate for the decline in sales, operating costs as a percentage of sales increased 3.3% due to the reduced leveraging of fixed costs.  Additionally, we incurred branch labor, collection truck and facility costs that are associated with new branches opened early in fiscal 2009.  Diesel fuel decreased along with the reduction in energy prices in fiscal 2009 compared to fiscal 2008.

Selling, general, & administrative expenses

For fiscal 2009, selling, general and administrative expenses decreased $3.1 million, or 15.3%, to $17.1 million from $20.2 million for fiscal 2008.  The decrease was due to $3.2 million of expense for employee stock options which were granted at the time of our initial public offering in March 2008 and vested immediately along with the vesting of certain Key Employee Membership Interest Trust “KEMIT” units in fiscal 2008.  Additionally, in fiscal 2009, the allocation of the Management Incentive Plan "MIP" bonus pool was reduced because it is aligned with the profitability of operations.  This was partially offset by the fact that in fiscal 2009, we incurred a full year of public company costs compared to only three full quarters in fiscal 2008 along with the loss on disposal of fixed assets.

Interest expense — net

For fiscal 2009, interest expense decreased by $0.4 million, or 99.3%, to approximately zero from $0.4 million for fiscal 2008.  The decrease was due to the reduction in our total debt outstanding in connection with our initial public offering in March 2008 in which the proceeds were used to pay down debt.

Provision for income taxes

For fiscal 2009, provision for income taxes decreased $1.3 million, or 50.0%, to $1.3 million from $2.6 million for fiscal 2008.  Our effective tax rate in fiscal 2009 was 42.5%, compared to 144.6% in fiscal 2008.  The decline was a result of the following:

•   In connection with our initial public offering, we reorganized our corporate legal structure from a limited liability company to a ‘C’ corporation.  As a limited liability company, we were not subject to federal or state corporate income taxes and as such had not incurred any historical taxes.  For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years.  A one-time charge to earnings of $2.2 million was recorded in the first fiscal quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation.

Our overall effective tax rate in fiscal 2009 was slightly elevated primarily due to a revised higher expected blended state income tax rate.  The higher expected blended state income tax rate increased as a percentage of income due to some states that base their state tax rates primarily on gross receipts.

Fiscal 2008 versus Fiscal Year Ended December 29, 2007 (“fiscal 2007”)

	Fiscal 2008 versus Fiscal 2007
	January 3, 2009%		December 29, 2007%

Sales	$108,143	100.0%	$89,734	100.0%
Cost of sales	29,430	27.2%	22,920	25.5%
Cost of sales – inventory impairment	2,778	2.6%	2,182	2.4%
Gross profit	75,935	70.2%	64,632	72.0%
Operating costs	53,497	49.5%	43,573	48.6%
Selling, general, and administrative expenses	20,220	18.7%	15,583	17.4%
Proceeds from contract termination	—	0.0%	(3,000)	(3.3)%
Operating income	2,218	2.1%	8,476	9.4%
Interest expense – net	408	0.4%	1,408	1.6%
Income before income taxes	1,810	1.7%	7,068	7.9%
Provision for income taxes	2,618	2.4%	—	0.0%
Net income (loss)	$(808)	(0.7)%	$7,068	7.9%

Sales

For fiscal 2008, sales increased $18.4 million, or 20.5%, to $108.1 million from $89.7 million for fiscal 2007.  Fiscal 2008 reported sales for 53 weeks compared to fiscal 2007 which reported sales for 52 weeks.  [see note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of this report for a description of our basis of presentation].  This is somewhat less than the sales growth we reported in prior quarters, and reflects the impact on our business of the start of the economic recession.

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

Cost of sales

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

Selling, general, & administrative expenses

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

Interest expense — net

For fiscal 2008, interest expense decreased by $1.0 million, or 71.0%, to $0.4 million from $1.4 million for fiscal 2007.  The decrease was due to our reduction of total debt outstanding using the cash proceeds received from our initial public offering in March 2008.

Provision for income taxes

In connection with our initial public offering, we reorganized our corporate legal structure from a limited liability company to a ‘C’ corporation.  As a limited liability company, we were not subject to federal or state corporate income taxes and as such had not incurred any historical taxes.  For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years.  A one-time charge to earnings of $2.2 million was recorded in the first fiscal quarter of 2008 reflecting the net deferred tax assets and deferred tax liabilities at the time of the reorganization of the LLC to a ‘C’ corporation.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of January 2, 2010 and January 3, 2009, cash and cash equivalents were $1.1 million and $0.3 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.  Prior to fiscal 2007, we had historically financed our operations primarily through the private placement of preferred equity securities, borrowings from banks and investors and through funds from operations.  In March 2008, we raised net proceeds of $33.2 million from an initial public offering and concurrent direct placement.  These net proceeds include offering costs of $0.9 million paid prior to fiscal year end 2007 and include approximately $1.0 million of offering costs paid subsequent the initial public offering.  The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization described above under “Corporate Reorganization, Initial Public Offering and Direct Placement."

Our secured bank credit facility provides for borrowings of up to $30.0 million.  On December 14, 2009, we amended the credit facility to extend the maturity date of the credit facility to December 14, 2012 and increased the available borrowings from $25.0 million to $30.0 million.  Amounts borrowed under the credit facility are secured by a security interest in substantially all of our tangible and intangible assets.  There is a maximum amount of $1.0 million of standby letters of credit that can be issued and the issuance of the standby letters of credit reduces the amount of total borrowings available.  As of January 2, 2010 and January 3, 2009, $0.2 million and $0.2 million of standby letters of credit were outstanding, respectively.  As of January 2, 2010 and January 3, 2009, $29.8 million and $24.8 million were available under the credit facility, respectively.  Under the terms of our credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  If the total leverage ratio is greater than or equal to 2.75 to 1, the rate would be the prime rate plus 50 basis points.  We also have the option to lock in a portion of our borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on our leverage ratio.  The bank credit facility requires us to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends.  Our secured bank credit facility also contains a number of financial covenants that are based on our EBITDA for the trailing fiscal year, including a maximum total leverage ratio of 3.25 and a minimum interest coverage ratio of 3.5.  In addition, the credit facility requires that we maintain a minimum tangible net worth of an amount equal to $42.0 million plus 75% of our aggregate net income after taxes earned each quarter subsequent to December 14, 2009, taking into account certain additional calculations and limits our capital expenditures to $10.0 million for fiscal 2009 and any fiscal year thereafter.  The weighted average effective interest rate for amounts outstanding was 3.25% and 6.58% at January 2, 2010 and January 3, 2009, respectively.  The credit facility requires us to pay a monthly commitment fee on the unused portion of the facility.  The commitment fee was 0.5% and 0.375% as of January 2, 2010 and January 3, 2009, respectively.  As of January 2, 2010, we were in compliance with all covenants under the credit facility.

At January 2, 2010, working capital was $16.8 million compared to $19.2 million at January 3, 2009.  This decrease was mostly due to a decline in accounts receivable of approximately $2.7 million and a decline in inventory of $0.8 million.  Also during the year, accounts payable declined by $1.0 million, which was partially offset by the increase in cash of $0.8 million.  At January 3, 2009, our working capital was $19.2 million compared to $14.6 million at December 29, 2007.

We believe that our existing cash, cash equivalents and available borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate, especially given the current economic conditions.  If in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current tightening of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.  If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the third quarter of fiscal 2009, we announced that we had begun exploring our entry into the used oil re-refining business.  Currently, we sell the used oil collected by our branches as fuel to electric utilities and asphalt plants.  Entry into the used oil re-refining business would enable us to re-refine used oil into lubricating oil and capture the higher margins and profits associated with the higher value-added product.  We expect to spend up to $5.0 million on the initial phase of this and expect that our capital expenditures for the entire project will be significantly more than that amount.  As of January 2, 2010, $0.6 million has been spent and capitalized.

         Summary of Cash Flow Activity

	For the Fiscal Years Ended,
	(Dollars in thousands)
	January 2, 2010	January 3, 2009	December 29, 2007
Net cash provided by (used in):
Operating activities	$10,263	$4,704	$9,537
Investing activities	(9,683)	(5,244)	(8,956)
Financing activities	183	388	(373)
Net increase (decrease) in cash and cash equivalents	$763	$(152)	$208

The most significant items affecting the comparison of our operating activities for fiscal 2009 and fiscal 2008 are summarized below:

•	Earnings improvements — Our net income in fiscal 2009 positively impacted our net cash provided by operating activities by $2.6 million compared to our net loss in 2008.

•
Inventory — The significant decline in inventory positively affected cash flows from operations by $3.7 million in fiscal 2009 compared to fiscal 2008.  The change reflects the declining value of our inventories due to the decline in crude oil prices from the highs of mid-year 2008 and the reduction of reuse solvent inventories due to strong demand and sales of the product.  The volatility of the oil markets in fiscal 2008 caused us to incur a $2.8 million non-cash inventory impairment charge in addition to an inventory write-down of $1.7 million.  In fiscal 2009 oil prices were not as volatile which did not cause large swings in our inventory valuations.

•
Accounts Receivable — The decline of accounts receivable provided an improvement of $3.7 million in cash flows from operations in fiscal 2009 compared to fiscal 2008.  During fiscal 2009 we saw a reduction of our accounts receivable due to stronger collection efforts and the decline in sales..

•
Share-based compensation — The significant decline in share-based compensation positively affected the comparison of our cash flows from operations by approximately $3.0 million in fiscal 2009 compared to fiscal 2008.  This was due to the issuance of employee stock options granted at the time of our initial public offering in fiscal 2008 which vested immediately and also related to the vesting of certain Key Employee Membership Interest Trust “KEMIT” units in 2008.

•
Prepaid and other current assets — The decline in prepaid and other current assets positively affected the comparison of our cash flows from operations by approximately $1.3 million in fiscal 2009 compared to fiscal 2008.  This was primarily due to the $0.9 million increase in prepaid taxes in fiscal 2008 due to the earnings loss in that year. In fiscal 2009, we saw a decrease in prepaid taxes of $0.5 million.

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

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures — We used $9.7 million in fiscal 2009 for capital expenditures, compared with $5.2 million in fiscal 2008 and $9.0 million in fiscal 2007.  During fiscal 2009, we acquired the industrial real estate in which we were a tenant in Indianapolis, Indiana for $3.5 million.  The remaining increase in fiscal 2009 as compared to fiscal 2008 includes $0.6 million spent on the exploration and development of our proposed used oil re-refining initiative.  Fiscal 2007 capital expenditures include $4.8 million for the completion of our solvent recycling tower.  Otherwise, capital expenditures in fiscal 2009 compared to fiscal 2008 and fiscal 2007 were mostly flat in our core business.  During fiscal 2009, approximately $3.7 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.4 million in fiscal 2008 and $3.5 million in fiscal 2007.  The remaining $2.5 million in fiscal 2009 was for other items including office equipment, leasehold improvements, software and intangible assets, compared to $1.8 million in fiscal 2008 and $0.7 million in fiscal 2007.

 Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

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

Contractual Obligations

Our contractual commitments consist operating leases and short-term purchasing commitments.  We anticipate that we will experience an increase in our debt obligations, capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of January 2, 2010.

Payments Due by Fiscal Year
(Dollars in thousands)

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease obligations (1)	$28,294	$7,754	$6,544	$5,635	$3,914	$2,513	$1,934
Purchase obligations (2)	$1,503	$1,503	—	—	—	—	—
____________
(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire through 2017.

(2)	Our purchase obligations are open purchase orders as of January 2, 2010, and are primarily for solvent and machine purchases as well as disposal expense.

We offer a guarantee for our services.  To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2009, we had no off-balance sheet arrangements, other than operating leases reported above under “— Contractual obligations”.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during fiscal 2009 were $0.1 million and the annual effective interest rate for fiscal 2009 was 3.25%.  We currently do not hedge against interest rate risk.  Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $1,000 change to our interest expense in fiscal 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.:

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the each of the two years in the period ended January 2, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. as of January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heritage-Crystal Clean Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report, dated March 5, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.:

We have audited Heritage-Crystal Clean, Inc.’s (a Delaware Corporation) internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Heritage-Crystal Clean, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Heritage-Crystal Clean, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Heritage-Crystal Clean, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heritage-Crystal Clean, Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 2, 2010, and our report, dated March 5, 2010, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Heritage-Crystal Clean, Inc. (formerly Heritage-Crystal Clean, LLC) (the “Company”) for the year ended December 29, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Heritage-Crystal Clean, Inc.’s operations and its cash flows for the year ended December 29, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Indianapolis, Indiana
February 25, 2008

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	January 2, 2010	January 3, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$1,090	$327
Accounts receivable - net	11,941	14,616
Income tax refund	380	480
Inventory - net	9,845	10,609
Deferred income taxes	639	942
Other current assets	1,970	2,287
Total Current Assets	25,865	29,261
Property, plant and equipment - net	25,101	20,878
Software and intangible assets - net	3,021	1,877
Total Assets	$53,987	$52,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - net	$4,740	$5,761
Accrued salaries, wages, and benefits	1,922	1,920
Taxes payable	911	978
Other accrued expenses	1,474	1,402
Total Current Liabilities	9,047	10,061
Note payable - bank	—	20
Deferred income taxes	1,015	379
Total Liabilities	10,062	10,460

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock - 15,000,000 shares authorized at $0.01 par value,
10,708,471 and 10,680,609 shares issued and outstanding at January 2, 2010 and
January 3, 2009, respectively	107	107
Additional paid-in capital	43,219	42,643
Retained earnings (accumulated deficit)	599	(1,194)
Total Stockholders' Equity	43,925	41,556
Total Liabilities and Stockholders' Equity	$53,987	$52,016

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended,
	January 2, 2010	January 3, 2009	December 29, 2007

Sales	$98,398	$108,143	$89,734
Cost of sales	26,040	29,430	22,920
Cost of sales - inventory impairment	—	2,778	2,182
Gross profit	72,358	75,935	64,632
Operating costs	51,940	53,497	43,573
Selling, general, and administrative expenses	17,137	20,220	15,583
Proceeds from contract termination	—	—	(3,000)
Operating income	3,281	2,218	8,476
Interest expense - net	3	408	1,408
Loss on disposal of fixed assets - net	159	—	—
Income before income taxes	3,119	1,810	7,068
Provision for income taxes	1,326	2,618	—
Net income (loss)	1,793	(808)	7,068
Preferred return	—	339	1,691
Net income (loss) available to common stockholders	$1,793	$(1,147)	$5,377

Net income (loss) per share available to common stockholders: basic	$0.17	$(0.11)	$0.75
Net income (loss) per share available to common stockholders: diluted	$0.17	$(0.11)	$0.74

Number of weighted average common shares outstanding: basic	10,700	9,985	7,178
Number of weighted average common shares outstanding: diluted	10,772	9,985	7,229

Pro forma data (unaudited):
Net income (loss)	$1,793	$(808)	$7,068
Pro forma provision for income taxes	—	497	2,898
Return on preferred and mandatorily redeemable capital units	—	372	1,730
Pro forma net income (loss) available to common stockholders	$1,793	$(1,677)	$2,440

Pro forma net income (loss) per share: basic	$0.17	$(0.17)	$0.34
Pro forma net income (loss) per share: diluted	$0.17	$(0.17)	$0.34

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders' Equity
(In Thousands, Except Share and Unit Amounts)

					(Accumulated
			Par		Deficit) /
	Units/	Members'	Value	Paid-in	Retained
	Shares	Capital	Common	Capital	Earnings	Total

Balance, December 30, 2006	24,152	$18,465	$—	$—	$(9,689)	$8,776

Contributions	—	2	—	—	—	2
Tax distributions	—	(3,395)	—	—	—	(3,395)
Net income	—	—	—	—	7,068	7,068
Share-based compensation	—	—	—	—	257	257

Balance, December 29, 2007	24,152	$15,072	$—	$—	$(2,364)	$12,708

Distribution to preferred members	—	(10,887)	—	—	—	(10,887)
Tax distributions	—	(425)	—	—	(365)	(790)
Reorganization - unit conversion	(24,152)	—	—	—	—	—
Reorganization	6,642,690	(3,760)	66	3,694	—	—
Income tax benefit of reorganization	—	—	—	—	2,343	2,343
Net loss	—	—	—	—	(808)	(808)
Conversion of redeemable capital units	564,100	—	6	2,255	—	2,261
Proceeds from issuance of common stock - net	3,401,100	—	34	33,253	—	33,287
Issuance of common stock - ESPP	5,219	—	—	65	—	65
Share-based compensation	67,500	—	1	3,376	—	3,377

Balance, January 3, 2009	10,680,609	$—	$107	$42,643	$(1,194)	$41,556

Net income	—	—	—	—	1,793	1,793
Issuance of common stock - ESPP	18,790	—	—	203	—	203
Vested restricted common stock	9,072	—	—	—	—	—
Share-based compensation	—	—	—	373	—	373

Balance, January 2, 2010	10,708,471	$—	$107	$43,219	$599	$43,925

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Fiscal Years Ended,
	January 2, 2010	January 3, 2009	December 29, 2007

Cash Flows from Operating Activities:
Net income (loss)	$1,793	$(808)	$7,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,308	3,630	2,873
Bad debt provision	1,030	862	667
Share-based compensation	373	3,377	257
Deferred rent	85	65	—
Non-cash inventory impairment	—	2,778	2,182
Deferred tax expense	939	1,780	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,645	(2,032)	(2,610)
Decrease (increase) in income tax refunds	100	(480)	—
Decrease (increase) in inventory	764	(2,940)	(3,856)
Decrease (increase) in prepaid and other current assets	317	(1,037)	(222)
Increase (decrease) in accounts payable	(1,015)	(1,013)	1,815
Increase (decrease) in accrued expenses	(76)	522	1,363
Cash provided by operating activities	10,263	4,704	9,537

Cash flows from Investing Activities:
Capital expenditures	(8,068)	(4,712)	(8,798)
Software and intangible asset costs	(1,615)	(532)	(158)
Cash used in investing activities	(9,683)	(5,244)	(8,956)

Cash flows from Financing Activities:
Deferred offering costs	—	—	(872)
Deferred financing costs	—	(41)	(112)
Proceeds from issuance of common stock, net of offering costs	203	34,219	—
Proceeds from note payable - bank	3,800	39,525	32,294
Repayments of note payable - affiliate	—	—	(3,250)
Repayments of note payable - bank	(3,820)	(61,550)	(25,129)
Common member contributions	—	—	2
Distributions to preferred members	—	(11,765)	(3,306)
Cash provided by (used in) financing activities	183	388	(373)
Net increase (decrease) in cash and cash equivalents	763	(152)	208
Cash and cash equivalents, beginning of period	327	479	271
Cash and cash equivalents, end of period	$1,090	$327	$479

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$540	$1,463
Income taxes paid	303	2,153	—
Supplemental disclosure of noncash information:
Payables for construction in process	78	84	75
Payables for offering costs	—	—	404
Payables for preferred member tax payments	—	—	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiary (the “Company”), provides parts cleaning, hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors.  Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services.  Currently, the Company’s locations are in the United States and no international business is conducted.

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

On June 29, 2009, the Company completed an acquisition of the industrial real estate and equipment that the Company had been occupying as a tenant in Indianapolis, Indiana for approximately $3.5 million in cash.  The assets were previously recorded as an operating lease by the Company.  The Company has recorded the purchase of these assets, previously under operating lease, as an asset purchase with the assets being recorded at the lower of cost or the fair market value of the assets acquired.  The assets were recorded at cost and the purchase price was allocated primarily to property, plant and equipment.  Included in the assets purchased were bulk storage tanks that are currently leased to third parties.  These tanks were identified as assets purchased adjacent to an existing business for future expansion of that business.  The underlying leases that are associated with the bulk storage tanks were recorded at fair market value.  Of the $3.5 million, $0.5 million is being held in escrow for environmental claims for five years from the acquisition date.

In the third quarter of fiscal 2009, the Company announced that it had begun exploring its entry into the used oil re-refining business.  Currently, the Company sells the used oil collected by its branches as fuel to electric utilities and asphalt plants.  Entry into the used oil re-refining business would enable the Company to re-refine used oil into lubricating oil and capture the higher margins and profits associated with the higher value-added product.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  “Fiscal 2009” represents the 52-week period ended January 2, 2010.  “Fiscal 2008” represents the 53-week period ended January 3, 2009 and “fiscal 2007” represents the 52-week period ended December 29, 2007.

The Company presents its consolidated financial statements as one reportable segment.  This determination is made based on the evaluation completed by the Company given that its business operations have similar economic characteristics and offer the same services to the same type customers.

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current period’s presentation.  A portion of the income tax refund amount recorded in fiscal 2008 was reclassified to prepaid income taxes for consistency with the current year presentation.

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

Revenue Recognition, Sales Tax, Cost of Sales and Operating Costs

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

Cost of sales includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, depreciation on the parts cleaning machines the Company owns and provides to customers, cleaning machines sold to customers, transportation of solvents and waste, and payments to other parties to recycle or dispose of the waste materials that the Company collects.  The Company’s used solvent that it retrieves from customers in its non-haz program is accounted for as a reduction in net cost of solvent under cost of sales.  The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse.

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

Inventory

Inventory consists primarily of new and used solvents, new and refurbished parts cleaning machines, absorbents, accessories, repair parts and used oil.  Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory.  We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items.  If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The interest rate used to capitalize interest is based upon the borrowing rate on the Company’s bank note payable.  In connection with the construction of a solvent recycling system, the Company capitalized $0.2 million of interest costs in fiscal year 2007.  For fiscal years 2009 and 2008, no interest costs were capitalized.

Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training.  Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed, the software has achieved technological feasibility and will be used for the function intended.  The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 5 to 10 years.

Intangible Assets

Intangible assets are recorded at cost, net of accumulated amortization.  Intangible assets include internally developed software, non-compete agreements and patents.  Amortization of intangible assets is provided using straight–line method over the estimated useful lives of the assets.  The intangible assets of the Company are being amortized over 1 to 20 years.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.  No triggering events occurred that would indicate potential impairment.

Income Taxes

In connection with the Company's reorganization and initial public offering, the Company became a ‘C’ corporation subject to federal and state income taxes.  The Company accounts for current and deferred income taxes and when appropriate, deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes.  Where, based on the weight of all available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

Prior to converting to a ‘C’ corporation on March 11, 2008, the Company operated as a limited liability company and was taxed as a partnership.  As such, the Company's income or losses were passed through to its owners who are liable for any related income taxes.

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company adopted this guidance on its income tax positions in the first fiscal quarter of 2008 which did not result in any changes in recognized tax benefits.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation

The Company follows FASB guidance that requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the prospective method of application, which requires the Company to recognize compensation cost on a prospective basis.  For share-based awards granted after January 1, 2006, the Company recognized compensation expense based on estimated grant date fair value.  See note 17 for more details.

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

Expected Volatility —Due to the Company’s limited trading history; the average volatility estimate used was determined by using a composite group of peer companies;

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

The Company values restricted stock as of the closing stock price on the grant date, and then amortizes the expense on a straight-line basis over the remaining vesting period of the awards.

Fair Value of Financial Instruments

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement.  These tiers include: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The Company’s financial instruments consist primarily of cash, trade receivables and trade payables.  As of January 2, 2010 and January 3, 2009, the carrying values of cash, trade receivables and trade payables are considered to be representative of their respective fair values.

 Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2009, the Company’s insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company’s net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees.  The liability for the self-insured benefits is limited by the purchase of stop-loss insurance.  The stop-loss coverage provides payment for medical and prescription claims exceeding $75,000 per covered person, as well as an aggregate, cumulative claims cap, for any given year.  Accruals for losses are made based on the Company’s claim experience and actuarial estimates based on historical data.  Actual losses may differ from accrued amounts.  At January 2, 2010 and January 3, 2009, the Company’s liability for its self-insured benefits was $0.7 million and $0.5 million, respectively.  Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, an additional expense will be recorded.  Prior to fiscal 2008, the Company participated in a self-insurance program with a member and several related affiliates.  Accrued costs and payments for healthcare benefits in fiscal 2009, 2008 and 2007 were $3.0 million, $3.0 million and $2.8 million, respectively.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the FASB ratified guidance for revenue arrangements with multiple deliverables.  In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, it requires companies to use an estimated selling price ("ESP") for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  The proposed effective date of the draft abstract is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  Since the Company will apply the requirements of this guidance on a prospective basis, the Company is continuing to evaluate the effects on its consolidated financial statements.

Subsequent Events

In June 2009, the FASB issued guidance regarding subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company has evaluated all events or transactions and is not aware of any subsequent events that would require an adjustment to the financial statements.

(3)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	January 2, 2010	January 3, 2009
Trade	$12,291	$14,656
Less allowance for doubtful accounts	(601)	(616)
Trade - net	11,690	14,040
Trade - affiliates	128	331
Other	123	245
Total accounts receivable - net	$11,941	$14,616

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal years ended 2009 and 2008 (in thousands):

	Fiscal Year 2009	Fiscal Year 2008
Balance at beginning of period	$616	$1,130
Provision for bad debts	1,030	862
Accounts written off, net of recoveries	(1,045)	(1,376)
Balance at end of period	$601	$616

(4)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	January 2, 2010	January 3, 2009
Machines	$2,783	$2,709
Solvents	4,780	6,423
Drums	1,255	1,233
Accessories	1,247	1,120
Total inventory	10,065	11,485
Less reserves	(220)	(876)
Total inventory - net	$9,845	$10,609

Inventory consists primarily of new and used solvents, new and refurbished parts cleaning machines, absorbents, accessories, repair parts and used oil.  Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory.  In the fourth quarter of fiscal 2008, the Company recorded an impairment charge, reducing the reuse solvent and used oil inventory value by $2.8 million.  This charge was due to a sharp decline in crude oil prices which resulted in the market value for the Company’s reuse solvent declining below the historic (FIFO) values.  The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items.  If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

The following table provides the changes in the Company’s reserves and allowances related to inventory for the fiscal years ended 2009 and 2008 (in thousands):

	Fiscal Year 2009	Fiscal Year 2008
Balance at beginning of period	$876	$1,112
Amounts written off	(656)	(236)
Balance at end of period	$220	$876

(5)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	January 2, 2010	January 3, 2009
Prepaid and other current assets	$1,617	$1,386
Prepaid income taxes	353	901
Total other current assets	$1,970	$2,287

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	January 2, 2010	January 3, 2009
Land	$183	$—
Buildings and storage tanks	3,648	—
Leasehold improvements	557	758
In-service equipment	28,362	24,634
Machinery, vehicles and equipment	11,713	11,492
Construction in progress	701	427
Total property, plant and equipment	45,164	37,311
Less accumulated depreciation	(20,063)	(16,433)
Property, plant and equipment - net	$25,101	$20,878

Depreciation expense was $3.8 million, $3.3 million and $2.6 million for fiscal years 2009, 2008 and 2007, respectively.

(7)    SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	Fiscal Year 2009			Fiscal Year 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Software	$3,220	$1,729	$1,491	$2,971	$1,390	$1,581
Patents	1,013	59	954	54	12	42
Non-competes	455	196	259	376	122	254
Other	328	11	317	—	—	—
Total software and intangible assets	$5,016	$1,995	$3,021	$3,401	$1,524	$1,877

Amortization expense was $0.5 million, $0.3 million and $0.3 million for fiscal years 2009, 2008 and 2007, respectively.  The weighted average useful lives of software, patents, non-competes and other intangibles was 9 years, 15 years, 5 years and 5 years, respectively.  The expected amortization expense for fiscal years 2010, 2011, 2012, 2013 and 2014 is $0.5 million, $0.4 million, $0.4 million, $0.3 million and $0.2 million, respectively.  The preceding expected amortization expense is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	January 2, 2010	January 3, 2009
Accounts payable	$4,564	$5,227
Accounts payable - affiliates	176	534
Total accounts payable	$4,740	$5,761

(9)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	January 2, 2010	January 3, 2009
Workers compensation	$536	$526
Other	938	876
Total other accrued expenses	$1,474	$1,402

(10)    NOTE PAYABLE

The Company has a note payable agreement with a commercial bank with available borrowings of up to $30.0 million.  On December 14, 2009, the Company amended the credit facility to extend the maturity date of the credit facility to December 14, 2012 and increased the available borrowings from $25.0 million to $30.0 million.  There is a maximum amount of $1.0 million of standby letters of credit that can be issued and the issuance of the standby letters of credit reduces the amount of total borrowings available.  As of January 2, 2010 and January 3, 2009, $0.2 million and $0.2 million of standby letters of credit were outstanding, respectively.  As of January 2, 2010 and January 3, 2009, $29.8 million and $24.8 million were available under the credit facility, respectively.  Under the terms of the note agreement, the Company has the option to fix the interest rate on a portion of the outstanding balance at LIBOR plus a variable margin of between 2.0% and 3.0% depending on the Company’s leverage ratio.  For the amounts outstanding that have not been fixed, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  If the total leverage ratio is greater than or equal to 2.75 to 1 the rate would be the prime rate plus 50 basis points.  The weighted average effective interest rate for amounts outstanding was 3.25% and 6.58% at January 2, 2010 and January 3, 2009, respectively.  The note is secured by a security interest in substantially all of the Company’s tangible and intangible assets.  The note agreement contains a number of financial covenants that are based on the Company’s EBITDA for the trailing fiscal year, including a maximum total leverage ratio of 3.25 and a minimum interest coverage ratio of 3.5.  In addition, the credit facility requires that the Company maintain a minimum tangible net worth of an amount equal to $42.0 million plus 75% of the aggregate net income after taxes earned each quarter subsequent to December 14, 2009, taking into account certain additional calculations and limits the Company’s capital expenditures to $10.0 million for fiscal 2009 and any fiscal year thereafter.  The credit facility requires the Company to pay a monthly commitment fee on the unused portion of the facility.  The commitment fee was 0.5% and 0.375% as of January 2, 2010 and January 3, 2009, respectively.  As of January 2, 2010, the Company was in compliance with all covenants under the credit facility.

(11)    EMPLOYEE BENEFIT PLAN

The Company’s employees participate in a defined contribution benefit plan.  All employees who have completed at least one hour of service are eligible to participate in the plan.  Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan.  The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant.  The Company’s matching contribution was $0.6 million, $0.7 million and $0.8 million in fiscal 2009, 2008 and 2007, respectively.  The plan also includes a profit-sharing component.  Contributions under the profit-sharing component are discretionary.  No profit-sharing contributions pursuant to this plan were declared in fiscal 2009, 2008 or 2007.

(12)    RELATED PARTY TRANSACTIONS

During fiscal 2009, fiscal 2008 and fiscal 2007, the Company had significant transactions with affiliates and other related parties.  The following table sets forth significant related-party transactions (in thousands):

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Sales	Expenses	Sales	Expenses	Sales	Expenses
Heritage Environmental Services	$326	$1,370	$264	$1,416	$212	$1,350
Other related parties	1,111	2,131	1,800	6,147	1,421	5,584
Total	$1,437	$3,501	$2,064	$7,563	$1,633	$6,934

Sales to related parties are for product sales and services performed by the Company.  Expenses incurred from Heritage Environmental Services (HES) include waste transportation and disposal services.  Expenses incurred for other related parties include solvent purchases, insurance premiums and various administration services.

The Company participates in a self-insurance program for workers’ compensation with a shareholder and several related companies.  In connection with this program, payments are made to the shareholder.  Accrued costs and payments to the shareholder in fiscal 2009, 2008 and 2007 were approximately $0.5 million, $0.5 million and $0.3 million, respectively.

(13)    COMMITMENTS AND CONTINGENCIES

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

The Company leases office space, equipment and vehicles under noncancellable operating leases that expire at various dates through 2017.  Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company’s option.  Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term.  Rental expense under operating leases was approximately $9.3 million, $8.6 million and $6.9 million for fiscal years 2009, 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases as of January 2, 2010 are as follows (in thousands):

Fiscal year:
2010	$7,754
2011	6,544
2012	5,635
2013	3,914
2014	2,513
Thereafter	1,934
Total	$28,294

(14)    INCOME TAXES

On March 11, 2008, in connection with the reorganization and the Company converting from a limited liability company to a 'C' corporation, the Company established beginning balances in its deferred tax assets and liabilities.  Accordingly, the Company recorded a cumulative net deferred tax asset of $0.1 million.  Of this amount, a net tax benefit of $2.3 million was recorded directly to equity related to the increase in the tax basis of the Company's assets due to the reorganization.  This was partially offset by a $2.2 million net deferred tax liability related to the change in tax status which was recorded as a component of the income tax provision.

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company adopted this guidance on its income tax positions in the first fiscal quarter of 2008 which did not result in any changes in recognized tax benefits.
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

Components of the Company's income tax benefit and provision for the periods following the Company's conversion to a ‘C’ corporation including the $2.2 million net deferred tax charge discussed above, are as follows (in thousands):

	For the fiscal years ended,
	January 2, 2010	January 3, 2009	December 29, 2007
Current:
Federal	$190	$683	$—
State	197	155	—
Total current	$387	$838	$—
Deferred:
Change in tax status	$—	$2,211	$—
Federal	814	(413)	—
State	125	(18)	—
Total deferred	$939	$1,780	$—

Income tax provision	$1,326	$2,618	$—
Pro forma tax for period prior to conversion (unaudited)	—	497	2,898
Total pro forma tax provision (unaudited)	$1,326	$3,115	$2,898

A reconciliation of the expected income taxes at the statutory federal rate to the Company's actual income taxes is as follows (in thousands):

	Fiscal year ended	Fiscal year ended
	January 2, 2010	January 3, 2009
Tax at statutory federal rate	$1,060	$614
State and local tax, net of federal benefit	197	86
Other	69	204
Change in tax status	—	2,211
Earnings for period prior to conversion (unaudited)	—	(497)
Total income tax provision	$1,326	$2,618
Pro forma tax for period prior to conversion (unaudited)	—	$497
Total pro forma tax provision (unaudited)	$1,326	$3,115

Components of deferred tax assets (liabilities) are as follows (in thousands):

	As of,
	January 2, 2010	January 3, 2009
Deferred tax assets:
Tax intangible assets	$1,942	$2,216
Allowances	391	904
Accrued expenses	501	469
Income tax credits	79	—
Stock compensation	1,231	1,201
Total deferred tax asset	$4,144	$4,790

Deferred tax liabilities:
Prepaids	(229)	(344)
Depreciation and amortization	(4,291)	(3,883)
Total deferred tax liability	$(4,520)	$(4,227)

Net deferred tax asset (liability)	$(376)	$563

Current deferred tax asset	$639	$942
Noncurrent deferred tax liability	(1,015)	(379)

Net deferred tax asset (liability)	$(376)	$563

(15)    STOCKHOLDERS’ EQUITY

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

Heritage Participation Rights

Simultaneous with the completion of the offerings, the Company entered into a Participation Rights Agreement with The Heritage Group (“Heritage”), an affiliate of Heritage-Crystal Clean, Inc. pursuant to which the Company gave Heritage the option to participate, pro rata based on its percentage ownership interest in the Company’s common stock, in any future equity offerings for cash consideration, including (i) contracts with parties for equity financing (including any debt financing with an equity component) and (ii) issuances of equity securities or securities convertible, exchangeable or exercisable into or for equity securities (including debt securities with an equity component). If Heritage exercises its rights with respect to all future offerings, it will be able to maintain its percentage ownership interest in our common stock.  The Participation Rights Agreement does not have an expiration date.  Heritage will not be required to participate or exercise its right of participation with respect to any future offerings.  Heritage’s right to participate will not apply to certain future offerings of securities that are not conducted to raise or obtain equity capital or cash such as stock issued as consideration in a merger or consolidation, in connection with strategic partnerships or joint ventures, or for the acquisition of a business, product, license or other assets by the Company.

(16)    MANAGEMENT EQUITY INCENTIVE PLAN

The Company, prior to the offerings, had an equity incentive plan under the Company’s Key Employee Membership Interest Trust Agreement of 2002 (“KEMIT”) which permitted selected employees to purchase restricted common units at $10 per unit.  The Company had reserved 450 units for purchase under the plan.  The restricted units vested 20% per year over a five year period.  The units purchased were redeemable upon the death or termination of the employee, based on a formula defined in the agreements.  Prior to fiscal year 2006, the management equity incentive plan recorded no compensation cost if the employee makes a substantive investment that is at risk for a reasonable period of time.  Accordingly, no compensation cost was recognized in the accompanying statements of operations prior to fiscal year 2006 on member units sold to employees, since all employees were required to purchase their units at fair value, which exceeded the stated repurchase price on the sale date.

In February 2007, the Company issued 70 units that vest over five years.  The Company had estimated a fair market value of $5,964 per unit at the grant date, based on the estimated price per unit in an anticipated initial public offering.  The Company incurred $0.3 million of non-cash share-based compensation expense that related these KEMIT units that converted to shares of common stock upon the completion of the Company’s initial public offering.

In February 2007, the Company issued an additional 120 units that vest based on certain performance conditions of one of the Company’s operating divisions through 2011.  The Company has received $1,200 for these units (see below – Performance Restricted Stock Awards below for more details.).

On March 17, 2008, in connection with the completion of the initial public offering, the Company exchanged 220,000 shares of common stock for the 440 outstanding common units issued under the Company’s Key Employee Membership Interest Trust Agreement of 2002 “KEMIT”.  There are no remaining shares available for issuance under this plan.

The following table summarizes transactions for the Management Equity Incentive Plan for fiscal year 2008:

	Vested	Nonvested	Total
Total Equity Incentive Plan units outstanding at December 29, 2007	185	255	440
Issued	—	—	—
Vested	135	(135)	—
Total Equity Incentive Plan units outstanding prior to initial public offering	320	120	440
Exchanged for 220,000 common shares (March 17, 2008)	(320)	(120)	(440)
Total Equity Incentive Plan units outstanding at January 3, 2009	—	—	—

Performance Restricted Stock Awards

In February 2007, the Company granted to certain key employees in one of the Company’s operating divisions 120 common units that subsequently converted to 60,000 restricted common shares in connection with the Company’s initial public offering in March 2008.  These restricted shares are subject to forfeiture if certain performance goals are not achieved by fiscal year end 2011.  If the performance criteria are deemed not to be probable, all accrued compensation expense for these shares will be reversed.  As of January 2, 2010, the Company believes that the performance criteria will be met and has recorded $0.4 million of expense for these restricted shares since February 2007.  In the third quarter of fiscal 2009, 5,000 restricted common shares were canceled due to the retirement of one of the recipients of these restricted common shares.  At January 2, 2010, there was approximately $0.3 million of unrecognized compensation expense related to these awards which will be recorded through 2011.

The Company had estimated a fair market value of $5,964 per unit at the grant date, based on the estimated price per unit in an anticipated initial public offering and subsequently has derived the $11.93 per share amount from an estimated grant date fair market value prior to the offerings of $5,964 per unit for the 120 units.

The following table summarizes information about performance stock awards for the year ended January 2, 2010:

Performance Stock	Number of Units/Shares	Weighted Average Grant-Date Fair Value Per Unit/Share

Nonvested units at December 29, 2007	120	$5,964.00
Converted units to shares at initial public offering	(120)	—
Converted units to shares at initial public offering	60,000	11.93
Granted	—	—
Vested	—	—
Expired	—	—
Canceled – Q3 2009	(5,000)	—
Nonvested shares at January 2, 2010	55,000	$11.93

(17)    SHARE-BASED COMPENSATION

On March 3, 2008, the Company adopted the 2008 Omnibus Incentive Plan (the “Plan”) which enables  employees of the Company and members of the Board who are not employees of the Company (“Non-Employee Directors”) with additional incentives to increase their efforts on the Company’s behalf and to remain in the employ or service of the Company and with the opportunity, through stock ownership, to increase their proprietary interest in the Company and their personal interest in its continued success and progress.  The aggregate number of shares of common stock which may be issued under the Plan is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of January 2, 2010, 986,689 shares are available for issuance under the Plan.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

			Weighted Average	Aggregate
	Number of		Remaining	Intrinsic Value
	Options	Weighted Average	Contractual Term	as of 01/03/09
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at December 29, 2007	—

Granted - March 2008	732,045	$11.50
Exercised	—
Options outstanding at January 3, 2009	732,045	11.50	9.20	$73

Unvested stock options	—	11.50

Vested stock options	732,045	11.50	9.20	73
Options exercisable at January 3, 2009	732,045	11.50	9.20	73

			Weighted Average	Aggregate
	Number of		Remaining	Intrinsic Value
	Options	Weighted Average	Contractual Term	as of 01/02/10
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at January 3, 2009	732,045	$11.50	8.51	$791

Granted - March 2009	157,609	7.33
Exercised	—
Options outstanding at January 2, 2010	889,654	10.76	8.39	493

Unvested stock options	157,609	7.33	9.23	493

Vested stock options	732,045	11.50	8.21	—
Options exercisable at January 2, 2010	732,045	11.50	8.21	—

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

As a result of the vested and exercisable stock options listed above, the Company incurred $2.9 million ($1.7 million net of tax) of non-cash share-based compensation expense in the first fiscal quarter of 2008.  These options became fully vested on their grant date at the time of the Company’s initial public offering.  The stock options issued on March 25, 2009, have a graded vesting schedule over four years and vest 25% per year beginning on the first anniversary following the grant date.  At January 2, 2010, there was approximately $0.4 million of unrecognized compensation expense related to these awards which will be recorded through 2013.

Restricted Stock Compensation/Awards

The Company grants restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date.  The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period.

The following table summarizes information about restricted stock awards for the year ended January 2, 2010:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Nonvested shares outstanding at December 29, 2007	—	$—

Granted – May 2008	9,072	16.53
Vested	—	—
Expired	—	—
Forfeited	—	—

Nonvested shares outstanding at January 3, 2009	9,072	$16.53

Granted – May 2009	16,662	$9.00
Vested	(9,072)	—
Expired	—	—
Forfeited	—	—

Nonvested shares outstanding at January 2, 2010	16,662	$9.00

At January 2, 2010, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2010.  The fair market value of the restricted shares that vested in fiscal 2008 was $0.1 million.

Employee Stock Purchase Plan

In connection with the offerings, Heritage-Crystal Clean, Inc. adopted the Employee Stock Purchase Plan of 2008, or the ESPP.  The purpose of the ESPP is to provide an opportunity for the Company’s employees and the employees of the Company’s designated subsidiaries to purchase a limited number of shares of common stock at a discount through voluntary automatic payroll deductions.  The ESPP is designed to attract, retain and reward the Company’s employees and to strengthen the mutuality of interest between the Company’s employees and the Company’s stockholders.  The ESPP is administered by the Company’s Compensation Committee.  The Plan is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, through which employees of the Company are given the opportunity to purchase shares of common stock.  Under the ESPP, a total of 100,000 shares of common stock were originally reserved for offering to employees, in quarterly offerings commencing in July 2008.  As of January 2, 2010, the Company had reserved 75,991 shares of common stock available for purchase under the ESPP.  Employees who elect to participate in an offering may utilize up to 10% of their payroll for the purchase of common stock at 95% of the closing price of the stock on the first day of such quarterly offering.  In fiscal year 2009 and 2008, 18,970 shares and 5,219 shares were granted and issued under the program, respectively.  The weighted average per share fair values of the purchase rights granted under the ESPP during the year ended January 2, 2010 and January 3, 2009 was $10.88 and $12.49, respectively.

(18)    EARNINGS (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available for common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per common share is computed by dividing the sum of net income (loss) available for common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive potential common equivalents for the period.

The following table reconciles the number of common shares outstanding for fiscal 2009, 2008 and 2007, respectively, to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share.  The table also provides the number of shares of common stock potentially issuable at the end of fiscal 2009, 2008 and 2007, respectively and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	For the Fiscal Years Ended,
	January 2, 2010	January 3, 2009	December 29, 2007

Net income (loss) available to common stockholders	$1,793	$(1,147)	$5,377

Number of common shares outstanding at fiscal year-end	10,708	10,680	7,207
Effect of using weighted average common shares outstanding	(8)	(695)	(29)
Weighted average basic common shares outstanding	10,700	9,985	7,178
Dilutive shares for share-based compensation plans	72	—	51
Weighted average diluted common shares outstanding	10,772	9,985	7,229

Potentially issuable shares	962	801	—
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	732	801	—

Net income (loss) per share available to common stockholders: basic	$0.17	$(0.11)	$0.75
Net income (loss) per share available to common stockholders: diluted	$0.17	$(0.11)	$0.74

For the fiscal year ended January 2, 2010, the Company has excluded those stock options granted in March 2008 as their inclusion would have had an anti-dilutive effect.  For the fiscal year ended January 3, 2009, the Company has excluded the effects of stock options, restricted performance stock awards, and restricted stock compensation shares granted as their inclusion would have had an anti-dilutive effect on loss per share.

(19)    PRO FORMA ADJUSTMENTS (UNAUDITED)

In connection with the planned reorganization as a ‘C’ corporation, a pro forma income tax provision has been calculated as if the Company were taxable at an estimated effective income tax rate of 41.0% on income before taxes for fiscal year 2007 and included in the accompanying calculation of pro forma provision for income tax.

The reconciliation of income tax computed at the federal statutory rate to income tax expense for the pro forma provision for income taxes for the fiscal year ended 2007 is as follows:

Fiscal Year
2007
Effective federal tax rate	34.0%
State and local tax	5.5%
Nondeductible expenses	1.5%
Combined effective federal and state tax rate	41.0%

Net Income per Common Share

Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed by dividing the sum of net income available for common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive potential common equivalents for the period.  The weighted average shares outstanding information for fiscal year 2007 reflects a 500-for-1 exchange of common units for common shares in connection with the reorganization as a ‘C’ corporation.  The weighted average shares outstanding for fiscal 2007 also includes the conversion of 2,435 preferred units to 1,217,390 common shares that occurred in the reorganization of the Company immediately prior to the completion of the Company’s initial public offering.

The following table reconciles the components of net income (loss), and pro forma net income (loss) available to common members both for basic and diluted income (loss) per common share (in thousands, except per share data):

	For the fiscal years ended,
	January 2, 2010	January 3, 2009	December 29, 2007

Net income (loss) available to common stockholders	$1,793	$(1,147)	$5,377

Pro forma
Net income (loss)	$1,793	$(808)	$7,068
Pro forma provision for income taxes	—	497	2,898
Return on preferred and mandatorily redeemable capital units	—	372	1,730
Pro forma net income (loss) available to common stockholders	$1,793	$(1,677)	$2,440

Pro forma net income (loss) per share: basic	$0.17	$(0.17)	$0.34
Pro forma net income (loss) per share: diluted	$0.17	$(0.17)	$0.34

Number of weighted average common shares outstanding: basic	10,700	9,985	7,178
Dilutive shares for share-based compensation plans	72	—	51
Number of weighted average common shares outstanding: diluted	10,772	9,985	7,229

(20)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2009				Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
	(Dollars in thousands, except per share and branch data)

STATEMENT OF OPERATIONS DATA:
Sales	$23,756	$22,401	$22,284	$29,957	$22,997	$24,838	$25,646	$34,661
Cost of sales	7,497	5,239	5,553	7,751	6,285	5,630	6,020	11,494
Cost of sales — inventory impairment (3)	—	—	—	—	—	—	—	2,778
Gross profit	16,259	17,162	16,731	22,206	16,712	19,208	19,626	20,389
Operating costs	12,239	12,094	11,772	15,836	11,516	12,601	12,523	16,857
Selling, general, and administrative expenses	3,852	3,979	3,834	5,471	6,631	4,132	4,278	5,179
Operating income (loss)	168	1,089	1,125	899	(1,435)	2,475	2,825	(1,647)
Interest expense	—	—	3	—	353	19	24	13
Loss on disposal of fixed assets - net	—	59	100	—	—	—	—	—
Provision (benefit) for income taxes	68	428	453	377	980	1,047	1,179	(588)
Net income (loss) (4)	$100	$602	$569	$522	$(2,768)	$1,409	$1,622	$(1,072)

Pro forma net income (loss) available to common stockholders (5)	$100	$602	$569	$522	$(3,638)	$1,409	$1,622	$(1,072)
Pro forma net income (loss) per share: basic	$0.01	$0.06	$0.05	$0.05	$(0.48)	$0.13	$0.15	$(0.10)
Pro forma net income (loss) per share: diluted	$0.01	$0.06	$0.05	$0.05	$(0.48)	$0.13	$0.15	$(0.10)

Number of weighted average common shares outstanding:
Basic	10,685	10,695	10,704	10,708	7,620	10,675	10,675	10,679
Diluted	10,754	10,772	10,834	10,824	7,620	10,927	10,848	10,679

OTHER OPERATING DATA:
Average sales per working day	$395	$379	$382	$393	$390	$421	$442	$433
Number of branches at end of fiscal quarter	58	58	58	58	54	54	54	54

Annual earnings per share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods and due to rounding.
____________
(1)	Reflects a sixteen week quarter.

(2)	Reflects a seventeen week quarter.

(3)	In fourth quarter of 2008, the Company incurred a $2.8 million non-cash inventory impairment charge related to valuing reuse solvent and used oil inventory which is held for sale to market value.

(4)
At the time of the offerings, the Company reorganized its corporate legal structure from a limited liability company to a corporation.  As a limited liability company, the Company was not subject to federal or state corporate income taxes.  Therefore, net income does not give effect to taxes for part of the first quarter of fiscal 2008.  For comparison purposes, the Company has presented pro forma net income, which reflects income taxes assuming we have been a corporation since the time of our formation.

(5)	Includes preferred return on preferred and mandatorily redeemable capital units.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) were effective such that (i) the information relating to Heritage-Crystal Clean, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 2, 2010.  We determined that there were no changes in our internal control over financial reporting during the quarter ended January 2, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the company’s management has concluded that, as of January 2, 2010, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of January 2, 2010 as stated in its report which is included in Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 — Election of Directors” in the 2010 Proxy Statement, and that information is incorporated by reference herein.  The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance — Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

We have adopted a Code of Conduct that applies to our Chief Executive Officer and Chief Financial Officer.  This code of conduct is available on our website at www.crystal-clean.com.  Amendments to, or waivers from, the Code of Conduct applicable to these senior executives will be posted on our website and provided to you without charge upon written request to Heritage-Crystal Clean, Inc., Attention: Corporate Secretary, 2175 Point Boulevard, Suite 375, Elgin, Illinois, 60123.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	889,654	$10.76	986,689

	n/a	n/a	n/a
Equity compensation plans not approved by security holders

Total	889,654	$10.76	986,689

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009
Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009, and December 29, 2007
Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007
Consolidated Statements of Stockholders’ Equity for the years ended January 2, 2010, January 3, 2009, and December 29, 2007
Notes to Consolidated Financial Statements

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

Date: March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 5, 2010.

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

14.1	Code of Ethics
16.1	Letter regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16.1 of a Current Report on Form 8-K filed with the SEC on October 29, 2009)
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