Form 10-Q
period 2010-03-27
Heritage-Crystal Clean, Inc.
filed 2010-05-11
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

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
Yes [   ] No [X]

Number of shares outstanding of registrant’s class of common stock as of April 23, 2010: 10,718,032

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 27, 2010	January 2, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$1,403	$1,090
Accounts receivable - net	12,841	11,941
Income tax refund	16	380
Inventory - net	10,494	9,845
Deferred income taxes	553	639
Other current assets	1,844	1,970
Total Current Assets	27,151	25,865
Property, plant and equipment - net	25,631	25,101
Software and intangible assets - net	2,873	3,021
Total Assets	$55,655	$53,987
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - net	$5,864	$4,740
Accrued salaries, wages, and benefits	1,761	1,922
Taxes payable	1,002	911
Other accrued expenses	1,366	1,474
Total Current Liabilities	9,993	9,047
Deferred income taxes	931	1,015
Total Liabilities	10,924	10,062

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock - 15,000,000 shares authorized at $0.01 par value,
10,713,086 and 10,708,471 shares issued and outstanding at March 27, 2010 and
January 2, 2010, respectively	107	107
Additional paid-in capital	43,363	43,219
Retained earnings	1,261	599
Total Stockholders' Equity	44,731	43,925
Total Liabilities and Stockholders' Equity	$55,655	$53,987

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 27, 2010	March 28, 2009

Sales	$24,005	$23,756
Cost of sales	6,006	7,497
Gross profit	17,999	16,259
Operating costs	12,495	12,239
Selling, general, and administrative expenses	4,364	3,852
Operating income	1,140	168
Interest expense – net	—	—
Income before income taxes	1,140	168
Provision for income taxes	478	68
Net income available to common stockholders	$662	$100

Net income per share available to common stockholders: basic	$0.06	$0.01
Net income per share available to common stockholders: diluted	$0.06	$0.01

Number of weighted average common shares outstanding: basic	10,713	10,685
Number of weighted average common shares outstanding: diluted	10,793	10,754

See accompanying notes to financial statements.

 Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

		Par
		Value	Paid–in
	Shares	Common	Capital	Retained Earnings	Total
Balance, January 2, 2010	10,708,471	$107	$43,219	$599	$43,925

Net income	—	—	—	662	662
Issuance of common stock – ESPP	4,615	—	49	—	49
Share–based compensation	—	—	95	—	95

Balance, March 27, 2010	10,713,086	$107	$43,363	$1,261	$44,731

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Quarter Ended,
	March 27, 2010	March 28, 2009

Cash Flows from Operating Activities:
Net income	$662	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,029	877
Bad debt provision	203	196
Share-based compensation	95	101
Deferred rent	15	29
Deferred tax expense	2	100
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,104)	913
Decrease (increase) in income tax refunds	364	901
Decrease (increase) in inventory	(649)	1,044
Decrease (increase) in prepaid and other current assets	126	(1,230)
Increase (decrease) in accounts payable	1,092	529
Increase (decrease) in accrued expenses	(191)	(418)
Cash provided by operating activities	1,644	3,142

Cash flows from Investing Activities:
Capital expenditures	(1,355)	(1,234)
Software and intangible asset costs	(25)	(38)
Cash used in investing activities	(1,380)	(1,272)

Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	49	54
Repayments of note payable - bank	—	(20)
Cash provided by financing activities	49	34
Net increase in cash and cash equivalents	313	1,904
Cash and cash equivalents, beginning of period	1,090	327
Cash and cash equivalents, end of period	$1,403	$2,231

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	7	41
Supplemental disclosure of noncash information:
Payables for construction in process	109	84

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 27, 2010
(Unaudited)

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiary (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors.  Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services.  Currently, the Company’s locations are in the United States and no international business is conducted.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The unaudited interim financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements and notes thereto should  be read in conjunction with the Company’s audited financial statements for the fiscal year ended January 2, 2010 included in the Company’s Annual Report on Form 10-K for fiscal year 2009 filed with the Unites States Securities and Exchange Commission on March 5, 2010.

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on January 2, 2010. Our convention with respect to reporting periodic financial data is such that each of our first three fiscal quarters consist of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks. Interim results are presented for the twelve-week periods ended March 27, 2010 and March 28, 2009 each referred to as “first quarter ended” or “first fiscal quarter of 2010” and “first fiscal quarter of 2009”, respectively.

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

Stock-Based Compensation

The Company recognizes all stock-based compensation as an expense in the financial statements measured at the fair value of the award.  The Company recognized compensation expense based on estimated grant date fair value.  See note 12 for more details.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach.  This fair value is recognized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  The following assumptions are used in the Black-Scholes-Merton option pricing model:

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

The Company values restricted stock as of the closing stock price on the grant date, and recognizes the expense on a straight-line basis over the vesting period of the awards.

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

The Company’s financial instruments consist primarily of cash, trade receivables and trade payables.  As of March 27, 2010 and January 2, 2010, the carrying values of cash, trade receivables and trade payables are considered to be representative of their respective fair values.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (“FASB”) updated guidance for revenue arrangements with multiple deliverables.  In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, companies are required to use an estimated selling price ("ESP") for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  The proposed effective date of the draft abstract is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  The  Company will apply the requirements of this guidance on a prospective basis.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy. The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of its consolidated financial statement.

Subsequent Events

In February 2010, the FASB issued amended guidance regarding subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

On May 6, 2010, the shareholders of the Company voted and approved at the Company's annual meeting an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 18,000,000.

(3)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 27, 2010	January 2, 2010
Trade	$13,162	$12,291
Less allowance for doubtful accounts	(670)	(601)
Trade - net	12,492	11,690
Trade - affiliates	224	128
Other	125	123
Total accounts receivable - net	$12,841	$11,941

The following table provides the changes in the Company’s allowance for doubtful accounts for the periods ended March 27, 2010 and January 2, 2010 (in thousands):

	March 27, 2010	January 2, 2010
Balance at beginning of period	$601	$616
Provision for bad debts	203	1,030
Accounts written off, net of recoveries	(134)	(1,045)
Balance at end of period	$670	$601

(4)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	March 27, 2010	January 2, 2010
Machines	$2,591	$2,783
Solvents	5,822	4,780
Drums	1,089	1,255
Accessories	1,168	1,247
Total inventory	10,670	10,065
Less reserves	(176)	(220)
Total inventory - net	$10,494	$9,845

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

(5)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	March 27, 2010	January 2, 2010
Prepaid and other current assets	$1,844	$1,617
Prepaid income taxes	—	353
Total other current assets	$1,844	$1,970

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 27, 2010	January 2, 2010
Land	$183	$183
Buildings and storage tanks	3,648	3,648
Leasehold improvements	557	557
In-service equipment	29,175	28,362
Machinery, vehicles and equipment	11,935	11,713
Construction in progress	1,099	701
Total property, plant and equipment	46,597	45,164
Less accumulated depreciation	(20,966)	(20,063)
Property, plant and equipment - net	$25,631	$25,101

(7)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	March 27, 2010	January 2, 2010
Accounts payable	$5,599	$4,564
Accounts payable - affiliates	265	176
Total accounts payable	$5,864	$4,740

(8)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	March 27, 2010	January 2, 2010
Workers compensation	$520	$536
Other	846	938
Total other accrued expenses	$1,366	$1,474

(9)    NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $30.0 million. The maturity date of the credit facility is December 14, 2012. As of March 27, 2010 and January 2, 2010, the Company did not have any amounts outstanding under the credit facility. Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1. The weighted average effective interest rate for amounts outstanding was zero and 3.25% at March 27, 2010 and January 2, 2010, respectively. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets. As of March 27, 2010 and January 2, 2010, the Company was in compliance with all covenants under the credit facility. As of March 27, 2010, and January 2, 2010, the Company had $0.2 million and $0.2 million of standby letters of credit issued, respectively.  As of March 27, 2010 and January 2, 2010, $29.8 million and $29.8 million were available for borrowing under the bank credit facility, respectively.

(10)    COMMITMENTS AND CONTINGENCIES

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

 (11)    INCOME TAXES

The income tax expense for the first fiscal quarter of 2010 was 41.9% compared to 40.5% in the first fiscal quarter of 2009.

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Plan is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 27, 2010, 986,689 shares are available for issuance under the Plan.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

			Weighted Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at January 2, 2010	889,654	$11.50	8.21	$—

Granted	—
Exercised	—
Options outstanding at March 27, 2010	889,654	10.76	8.16	344

Unvested stock options	118,219	7.33	8.99	258

Vested stock options	39,390	7.33	8.99	86
Options exercisable at March 27, 2010	771,435	11.29	8.03	86

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Stock options issued on March 25, 2009 have a graded vesting schedule over four years and vest 25% per year beginning on the first anniversary following the grant date.  At March 27, 2010, there was approximately $0.4 million of unrecognized compensation expense related to these awards which will be recorded through 2013.

Restricted Stock Compensation/Awards

In May 2009, the Company granted 16,662 restricted shares to its Board of Directors which fully vest after one year of service from their grant date.  The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over the vesting period.  At March 27, 2010, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2010.

Employee Stock Purchase Plan

As of March 27, 2010, the Company had reserved 71,376 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first fiscal quarter of 2010 employees purchased 4,615 shares of the Company’s common stock with a weighted average per share fair value of $10.64.

(13)    EARNINGS PER SHARE

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

The following table reconciles the number of common shares outstanding for the first fiscal quarters ended March 27, 2010 and March 28, 2009, respectively, to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	First Quarters Ended,
	March 27, 2010	March 28, 2009

Net income available to common stockholders	$662	$100

Number of common shares outstanding at quarter end	10,713	10,685
Effect of using weighted average common shares outstanding	—	—
Weighted average basic common shares outstanding	10,713	10,685
Dilutive shares for share-based compensation plans	80	69
Weighted average diluted common shares outstanding	10,793	10,754

Potentially issuable shares	962	959
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	732	890

Net income per share available to common stockholders: basic	$0.06	$0.01
Net income per share available to common stockholders: diluted	$0.06	$0.01

For the first fiscal quarter of 2010, the Company has excluded the effects of some stock options as their inclusion would have had an anti-dilutive effect on earnings per share. For the first fiscal quarter of 2009, the Company has excluded the effects of stock options and restricted stock compensation shares as their inclusion would have had an anti-dilutive effect on earnings per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 5, 2010. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 5, 2010. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods ended March 27, 2010 and March 28, 2009, each referred to as “first quarter ended” or “first fiscal quarter” and “first quarter ended”, respectively.

Overview

We are a leading provider of industrial and hazardous waste services to small and mid-sized customers who are engaged in vehicle maintenance or manufacturing activities. Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services.  These services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 62 branch facilities providing service to customers in 39 states.

In the first quarter of 2010, we announced our plans to develop a used oil re-refinery.  The re-refinery is being designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40 million and we expect that operation of the re-refinery will increase our working capital requirements by approximately $5 to $10 million. The re-refinery is expected to begin operating at partial capacity during 2012.  During the construction period, we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that during fiscal 2010 and 2011 we will incur net expense of roughly $1.0 million and $1.5 million, respectively, related to this roll out.

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

Management believes that there have been no significant changes during the first quarter of 2010 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the United States Securities and Exchange Commission on March 5, 2010.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the FASB ratified guidance for revenue arrangements with multiple deliverables.  In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, it requires companies to use an estimated selling price ("ESP") for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  The proposed effective date of the draft abstract is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  We will apply the requirements of this guidance on a prospective basis.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy. The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010. We adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures of our consolidated financial statements.

Subsequent Events

In February 2010, the FASB issued amended guidance regarding subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

On May 6, 2010, our shareholders voted and approved at our annual meeting an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 18,000,000.

RESULTS OF OPERATIONS

	First Quarter Ended,
	March 27, 2010%		March 28, 2009%

Sales	$24,005	100.0%	$23,756	100.0%
Cost of sales	6,006	25.0%	7,497	31.6%
Gross profit	17,999	75.0%	16,259	68.4%
Operating costs	12,495	52.1%	12,239	51.5%
Selling, general, and administrative expenses	4,364	18.2%	3,852	16.2%
Operating income	1,140	4.7%	168	0.7%
Interest expense – net	—	0.0%	—	0.0%
Income before income taxes	1,140	4.7%	168	0.7%
Provision for income taxes	478	2.0%	68	0.3%
Net income	$662	2.7%	$100	0.4%

First quarter ended March 27, 2010 (“first fiscal quarter of 2010”) compared to first quarter ended March 28, 2009 (“first fiscal quarter of 2009”)

Sales

For the first fiscal quarter of 2010, sales increased $0.2 million, or 1.0%, to $24.0 million from $23.8 million for the first fiscal quarter of 2009. We implemented a price increase in the fourth quarter of 2009 which contributed to some of the growth and we are also starting to see more revenue generating activity from our customers. Within the first fiscal quarter of 2010, the sales trend was positive, with sales increases for each successive four-week accounting period as opposed to declining sequential period sales in the first fiscal quarter of 2009.

At the end of fiscal 2009, we were operating 58 branch locations compared with 54 at the end of fiscal 2008.  In the first fiscal quarter of 2010 we opened four new branches; and we now operate through 62 branch locations. There were 58 branches that were in operation during both the first fiscal quarter of 2010 and first fiscal quarter of 2009, which experienced flat same-branch sales over the course of these two fiscal quarters.

Cost of sales

For the first fiscal quarter of 2010, cost of sales decreased $1.5 million, or 20.0%, to $6.0 million from $7.5 million for the first fiscal quarter of 2009.  Cost of sales as a percentage of sales decreased to 25.0% in first fiscal quarter of 2010, from 31.6%, in the first fiscal quarter of 2009.  We recorded costs of approximately $0.9 million during the first fiscal quarter of 2009 that related to declining crude oil prices.  These costs in the first fiscal quarter of 2009, reflect the decline in the value of virgin solvent inventory held at our locations for use in our service programs valued at the lower of cost or market. In the first fiscal quarter of 2010, we recorded a benefit of $0.3 million to our cost of sales arising from increasing crude prices. The increase in crude prices during the first fiscal quarter of 2010 allowed us to sell reuse solvent at higher prices than the inventory value established at the end of 2009 when crude price and associated solvent products were at lower levels. In addition, solvent products that we use in servicing our customers were valued higher at the end of the first fiscal quarter of 2010 as they were returned from our customers for recycling.

Operating costs

For the first fiscal quarter of 2010, operating costs increased $0.3 million, or 2.5%, to $12.5 million from $12.2 million for the first fiscal quarter of 2009.  Cost cutting measures such as workforce efficiencies which were taken in fiscal 2009 to compensate for the decline in sales continue to reduce our operating expenses; however the costs of diesel and transportation fuel surcharges were above the first fiscal quarter of 2009 levels.   Additionally, we

incurred branch labor, collection truck and facility costs in connection with new branches opened in the first fiscal quarter of 2010

Selling, general, & administrative expenses

For the first fiscal quarter of 2010, selling, general and administrative expenses increased $0.5 million, or 13.3%, to $4.4 million from $3.9 million for the first fiscal quarter of 2009.  The increase was due to specific accrual adjustments for property taxes in the first fiscal quarter of 2009 and expense related to a sales tax audit in the first fiscal quarter of 2010.  Additionally, the allocation of the Management Incentive Plan “MIP” bonus pool was increased because it is aligned with the profitability of operations.

Interest expense — net

There was zero interest expense in both the first fiscal quarter of 2010 and 2009 due to no debt outstanding during the fiscal quarters ending March 27, 2010 and March 28, 2009, respectively.

Provision for income taxes

For the first fiscal quarter of 2010, the provision for income taxes increased $0.4 million, to $0.5 million from $0.1 million for the first fiscal quarter of 2009. The increase was a result in the increase in taxable income. Our effective tax rate in the first fiscal quarter of 2010 was 41.9%, compared to 40.5% in the first fiscal quarter of 2009.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 27, 2010 and January 2, 2010, cash and cash equivalents were $1.4 million and $1.1 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.

Our secured bank credit facility provides for borrowings of up to $30.0 million.  Under the terms of our credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.    The weighted average effective interest rate for amounts outstanding was zero for the first fiscal quarter ended March 27, 2010 as we had no borrowings outstanding and 3.25% at January 2, 2010.   As of March 27, 2010, and January 2, 2010, we were in compliance with all covenants under the credit facility.  As of March 27, 2010, and January 2, 2010, we did not have any borrowings outstanding under the credit facility.  However, we did have $0.2 million and $0.2 million of standby letters of credit issued, respectively.    Therefore as of March 27, 2010 and January 2, 2010, $29.8 million and $29.8 million were available for borrowing under the credit facility, respectively.

 We believe that our existing cash, cash equivalents, available borrowings and other sources of financings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate, especially given the current economic conditions.  If in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current tightening of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.

If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the first quarter of 2010, we announced that we were planning to develop a used oil re-refinery.  The re-refinery is being designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40 million and we expect that the operation of the re-refinery will increase our working capital requirements by $5 to $10 million.  Our credit facility currently restricts our ability to incur or be obligated to make more than $10 milliion of capital expenditures in a fiscal year.  We are currently seeking a waiver of this requirement so that it does not impact our ability to build the re-refinery.  The re-refinery is expected to begin operating at partial capacity during 2012.  As of March 27, 2010, $0.9 million has been spent and capitalized.  During fiscal 2010 and 2011, we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that we will incur roughly $1.0 million to $1.5 million of net expense, respectively, related to the roll out.  We are currently evaluating a range of alternative financing plans to fund the project.

         Summary of Cash Flow Activity

	First Quarter Ended,
	(Dollars in thousands)
	March 27, 2010	March 28, 2009
Net cash provided by (used in):
Operating activities	$1,644	$3,142
Investing activities	(1,380)	(1,272)
Financing activities	49	34
Net increase in cash and cash equivalents	$313	$1,904

The most significant items affecting the comparison of our operating activities for the first fiscal quarter of 2010 and the first fiscal quarter of 2009 are summarized below:

•
Earnings improvements — Our net income in the first fiscal quarter of 2010 positively impacted our net cash provided by operating activities by $0.6 million compared to the first quarter of fiscal 2009.

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $2.0 million in the first fiscal quarter of 2010 compared to first fiscal quarter of 2009.  During the first quarter of 2010 we experienced a slight improvement of sales compared to the first quarter of 2009.  However, most of the improvement was experienced in the latter part of the quarter.  This acceleration of sales led to a higher accounts receivable balance at the end of the first quarter of 2010.  In the first quarter of 2009 we saw a reduction of our accounts receivable due to declining sales.

•
Inventory —The increase in inventory negatively affected cash flows from operations by $1.7 million in first fiscal quarter of 2010 compared to the first fiscal quarter of 2009.  The increase includes $0.5 million of solvent that was shipped and was in-transit to our hubs at the close of our first fiscal quarter of 2010.  The balance of the change reflects the increasing value of our inventories due to the increase of crude oil prices.  Although we show a negative impact in cash flow from operations from the rise of crude oil prices, our gross margins and profits for the quarter were positively impacted.  The opposite conditions existed in the first fiscal quarter of 2009 when we were experiencing declining inventory values from the decline in crude oil prices with a negative impact on our margins and profits.

•
Prepaid and other current assets— Although the balances in prepaid and other current assets are only up $0.3 million in the first fiscal quarter of 2010 when compared to the first fiscal quarter of 2009, there is a significant change of a positive $1.4 million in the impact to our cash flows from operations when comparing the first fiscal quarter of 2010 with the first fiscal quarter of 2009.  This change is mostly due to changes experienced in the first fiscal period of 2009 when prepaid and other current assets increased by $1.2 million from the end of fiscal year end 2008 of which $1.0 million was from the increase of prepaid taxes in the first fiscal quarter of 2009 which is due to the earnings loss of fiscal year 2008. This caused a negative impact on cash flows from operations in the first fiscal quarter of 2009.

•
Accounts Payable — In the final weeks of the first fiscal quarter of 2010 we purchased $0.5 million of solvent which had not been delivered to our hubs prior to the end of our quarter.  This accounts for almost all of year over year accounts payable positive change in cash flow of $0.6 million.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures — We used $1.4 million during the first fiscal quarter of 2010 for capital expenditures, compared with $1.3 million in first fiscal quarter of 2009. Capital expenditures in 2010 were up slightly in our core business. During the first fiscal quarter of 2010, approximately $0.8 million of the capital expenditures were for purchases of parts cleaning machines compared to $0.7 million in the first fiscal quarter of 2009. Additionally, in the first fiscal quarter of 2010, we spent $0.3 million dollars on the oil re-refinery project.  The remaining $0.3 million in the first fiscal quarter of 2010 was for other items including office equipment, leasehold improvements, software and intangible assets compared to $0.6 million in the first fiscal quarter of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. As we had no debt outstanding for the first quarter of 2010 we currently do not have exposure to rate changes. We currently do not hedge against interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

We may not be able to build and operate a used oil re-refinery as planned and it may cost more than anticipated which could harm our business.

We have recently announced plans to build a used oil re-refinery.  The development of the re-refinery is in its early stages and we may be unable to construct the re-refinery on the current timetable or as currently contemplated.  There can be no assurance that we will develop a commercially successful re-refinery or that unforeseen market conditions will not adversely impact the construction, operation or profitability of the re-refinery.  The development of a used oil re-refinery is a new business line for our Company and requires a different employee base and skill set than that required for our current business, including chemical engineering, design and operational management of the re-refinery.  Although our management team has operated re-refineries for other companies, we cannot assure you that we will have sufficient expertise to develop a re-refinery within the budget contemplated or that it will operate within the performance parameters currently contemplated for the re-finery.  Further, the development of the re-refinery will require time and resources, including the attention of our management, which could divert our management from other activities and may impair the operation of our existing business.

The development of the re-refinery could take longer than expected, cost more than expected or not perform as anticipated.  For example, the use of subcontractors or the costs of materials such as steel to construct the facility may be more expensive than we anticipate leading to project cost overruns.  In addition, the construction and operation of a re-refinery is highly regulated.  We have not yet obtained all of the required permits to build the re-refinery and the permit process is ongoing.  We may be subject to delays or even cancellation of the project if we are unable to obtain permits on terms acceptable to us.

We expect that the development and construction of the re-refinery will cost approximately $40 million and estimate that the operation of the re-refinery will increase our working capital requirements by $5 to $10 million.  In addition, during our development of the re-refinery, we expect to expand our used oil collection services in preparation of servicing the re-refinery and expect to incur roughly $1.0 million to $1.5 million of net expense in fiscal 2010 and 2011, respectively, with respect to such efforts.  Our credit facility currently resticts our ability to incur or be obligated to make more than $10 million of capital expenditures in a fiscal year.  We are currently seeking a waiver of this requirement but if we are not able to obtain the waiver, we would not be able to complete the re-refinery on the schedule currently contemplated.  If we are not able to borrow sufficient funds or obtain other sources to complete the re-refinery, we may not be able to complete the re-refinery which could have a material adverse effect on our business.  Alternatively, we may consider issuing additional equity as a source of financing.  Even if we secure adequate financing, our investments in this project may limit our ability to pursue other opportunities in the future.

Even if we are able to build a used oil re-refinery, the used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our revenue and earnings.

We may not be able to realize the expected benefits from developing and operating a used oil re-refinery.  If we complete the construction of the re-refinery, the subsequent operation of the plant creates different and additional risks compared to our historic service businesses.  We may experience difficulty securing sufficient used oil feedstock to run the re-refinery at anticipated rates and have to pay more for the feedstock, or reduce our operating rates.  We may also have difficulty selling all of the lubricating base oil that we produce.  Our costs for used oil feedstock and the prices that we can sell the lubricating base oil and byproducts made by the re-refinery are determined by competitive market factors including the world price of crude oil, prices for natural gas, and the lube oil prices posted by major refiners, none of which we control.  Our estimates of revenues and profitability for the re-refinery could prove to be erroneous or could be impacted by changes in these market factors.  In particular, if crude oil prices come down, we expect that we would experience a reduction in our margins from used oil re-refining as well as potential inventory charges related to material held for processing or sale.  Even if crude oil prices decrease, the costs required to collect and process the used oil may not decrease.  If crude oil prices rise, we expect that the feedstock prices for our re-finery would also increase.  If the prices we charge for our re-refined oil and the costs to collect and re-refine used oil do not move together or in similar magnitudes, our profitability may be materially and negatively impacted.  Any volatility in the price of crude oil could also cause volatility in our operating results.

Our operation of a re-refinery exposes us to risks related to the potential adverse environmental impact of a spill or other release at the re-refinery, the loss of permits, the risk of explosion or fire or other hazards, the risk of injury to our employees or others, as well as the negative publicity due to public concerns regarding our operation.  While these risks are in some respects similar to risks that we have experienced in our traditional service businesses, the magnitude of exposure may be greater due to the nature of the re-refining business and the greater volumes, temperatures and pressures involved.  While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable or we will not choose to procure insurance at levels that will cover any potential exposure.

Any problem or perception of a problem with our re-refining project could have a material adverse impact on our revenue and earnings and lead to a loss of stockholder and/or research analyst confidence in our business and could result in a sudden and significant reduction in our stock price.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date: May 11, 2010	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary