Form 10-Q
period 2010-06-19
Heritage-Crystal Clean, Inc.
filed 2010-07-30
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 19, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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
Yes [   ] No [X]

Number of shares outstanding of registrant’s class of common stock as of July 16, 2010: 14,214,275

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 19, 2010	January 2, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$22,727	$1,090
Accounts receivable - net	13,539	11,941
Income tax receivables	30	380
Inventory - net	11,310	9,845
Deferred income taxes	649	639
Other current assets	2,268	1,970
Total Current Assets	50,523	25,865
Property, plant and equipment - net	27,403	25,101
Software and intangible assets - net	2,821	3,021
Total Assets	$80,747	$53,987
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - net	$7,416	$4,740
Accrued salaries, wages, and benefits	2,216	1,922
Taxes payable	885	911
Other accrued expenses	1,458	1,474
Total Current Liabilities	11,975	9,047
Deferred income taxes	914	1,015
Total Liabilities	12,889	10,062

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock - 18,000,000 shares authorized at $0.01 par value,
13,756,694 and 10,708,471 shares issued and outstanding at June 19, 2010 and January 2, 2010, respectively	137	107
Additional paid-in capital	65,529	43,219
Retained earnings	2,192	599
Total Stockholders' Equity	67,858	43,925
Total Liabilities and Stockholders' Equity	$80,747	$53,987

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 19, 2010	June 20, 2009	June 19, 2010	June 20, 2009

Sales	$25,338	$22,401	$49,343	$46,157
Cost of sales	6,408	5,239	12,414	12,736
Gross profit	18,930	17,162	36,929	33,421
Operating costs	12,820	12,094	25,315	24,333
Selling, general, and administrative expenses	4,435	3,979	8,799	7,831
Operating income	1,675	1,089	2,815	1,257
Interest expense – net	—	—	—	—
Loss on disposal of fixed assets – net	39	59	39	59
Income before income taxes	1,636	1,030	2,776	1,198
Provision for income taxes	705	428	1,183	496
Net income available to common stockholders	$931	$602	$1,593	$702

Net income per share available to common stockholders: basic	$0.09	$0.06	$0.15	$0.07
Net income per share available to common stockholders: diluted	$0.08	$0.06	$0.15	$0.07

Number of weighted average common shares outstanding: basic	10,909	10,695	10,811	10,692
Number of weighted average common shares outstanding: diluted	10,973	10,772	10,871	10,769

See accompanying notes to financial statements.

 Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

		Par
		Value	Paid–in
	Shares	Common	Capital	Retained Earnings	Total
Balance, January 2, 2010	10,708,471	$107	$43,219	$599	$43,925

Net income	—	—	—	1,593	1,593
Proceeds from issuance of common stock – net	3,000,000	30	21,945	—	21,975
Issuance of common stock – ESPP	9,561	—	101	—	101
Converted restricted shares to common stock	38,662	—	80	—	80
Share–based compensation	—	—	184	—	184

Balance, June 19, 2010	13,756,694	$137	$65,529	$2,192	$67,858

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 19, 2010	June 20, 2009

Cash Flows from Operating Activities:
Net income	$1,593	$702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,084	1,806
Bad debt provision	418	387
Share-based compensation	264	182
Deferred rent	24	47
Deferred taxes	(111)	355
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,016)	1,193
Decrease (increase) in income tax receivables	350	480
Decrease (increase) in inventory	(1,465)	872
Decrease (increase) in prepaid and other current assets	(298)	(459)
Increase (decrease) in accounts payable	1,994	(100)
Increase (decrease) in accrued expenses	229	(121)
Cash provided by operating activities	3,066	5,344

Cash flows from Investing Activities:
Capital expenditures	(3,465)	(2,322)
Software and intangible asset expenditures	(40)	(1,225)
Cash used in investing activities	(3,505)	(3,547)

Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	22,076	106
Repayments of note payable - bank	—	(20)
Cash provided by financing activities	22,076	86
Net increase in cash and cash equivalents	21,637	1,883
Cash and cash equivalents, beginning of period	1,090	327
Cash and cash equivalents, end of period	$22,727	$2,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	954	234
Supplemental disclosure of noncash information:
Payables for construction in process	759	81

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 19, 2010
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

On May 6, 2010, the shareholders of the Company voted and approved at the Company’s annual meeting an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 18,000,000.  The amendment to the Amended and Restated Certificate of Incorporation was filed on May 13, 2010.

On June 8, 2010, the Company raised net proceeds of approximately $22.0 million in a secondary public offering.  Further details regarding this transaction can be found below under the heading “Stockholders’ Equity.”

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The unaudited interim financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These financial statements and notes thereto should  be read in conjunction with the Company’s audited financial statements for the fiscal year ended January 2, 2010 included in the Company’s Annual Report on Form 10-K for fiscal year 2009 filed with the Unites States Securities and Exchange Commission on March 5, 2010.  The balance sheet data at January 2, 2010 included in this Form 10-Q was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on January 2, 2010.  Our convention with respect to reporting periodic financial data is such that each of our first three fiscal quarters consist of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks.  Interim results are presented for the twelve-week and twenty four-week periods ended June 19, 2010 and June 20, 2009 each referred to as “second quarter ended” or “second fiscal quarter of 2010” and “first half  of fiscal 2010” and “first half of fiscal 2009”, respectively.

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

The Company’s financial instruments consist primarily of cash, trade receivables and trade payables.  As of June 19, 2010 and January 2, 2010, the carrying values of cash, trade receivables and trade payables are considered to be representative of their respective fair values.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (“FASB”) updated guidance for revenue arrangements with multiple deliverables.  In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, companies are required to use an estimated selling price ("ESP") for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  The effective date is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  Since the Company will apply the requirements of this guidance on a prospective basis, the Company continues to evaluate its effect on its consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation.  This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010.  The Company adopted this guidance on January 3, 2010 and its adoption of these amendments did not have a material impact on the disclosures of the Company’s consolidated financial statements.

(3)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 19, 2010	January 2, 2010
Trade	$14,049	$12,291
Less allowance for doubtful accounts	(763)	(601)
Trade - net	13,286	11,690
Trade - affiliates	107	128
Other	146	123
Total accounts receivable - net	$13,539	$11,941

The following table provides the changes in the Company’s allowance for doubtful accounts for the first half ended June 19, 2010 and the fiscal year ended January 2, 2010 (in thousands):

	June 19, 2010	January 2, 2010
Balance at beginning of period	$601	$616
Provision for bad debts	418	1,030
Accounts written off, net of recoveries	(256)	(1,045)
Balance at end of period	$763	$601

(4)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	June 19, 2010	January 2, 2010
Machines	$2,348	$2,783
Solvents and oil	6,897	4,780
Drums	1,098	1,255
Accessories	1,125	1,247
Total inventory	11,468	10,065
Less reserves	(158)	(220)
Total inventory - net	$11,310	$9,845

Inventory consists primarily of new and used solvents and used oil, new and refurbished parts cleaning machines, drums, accessories and absorbents and repair parts.  Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory.  The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items.  If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(5)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	June 19, 2010	January 2, 2010
Prepaid and other current assets	$2,268	$1,617
Prepaid income taxes	—	353
Total other current assets	$2,268	$1,970

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 19, 2010	January 2, 2010
Land	$183	$183
Buildings and storage tanks	3,602	3,648
Leasehold improvements	584	557
In-service equipment	30,155	28,362
Machinery, vehicles and equipment	12,096	11,713
Construction in progress	2,678	701
Total property, plant and equipment	49,298	45,164
Less accumulated depreciation	(21,895)	(20,063)
Property, plant and equipment - net	$27,403	$25,101

(7)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	June 19, 2010	January 2, 2010
Accounts payable	$7,393	$4,564
Accounts payable - affiliates	23	176
Total accounts payable	$7,416	$4,740

(8)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	June 19, 2010	January 2, 2010
Workers compensation	$534	$536
Other	924	938
Total other accrued expenses	$1,458	$1,474

(9)    NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $30.0 million.  The maturity date of the credit facility is December 14, 2012.  As of June 19, 2010 and January 2, 2010, the Company did not have any amounts outstanding under the credit facility.  Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1. The Company did not have any amounts outstanding under its bank credit facility during the first half of fiscal 2010.  Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets.  As of June 19, 2010, and January 2, 2010, the Company had $0.2 million and $0.2 million of standby letters of credit issued, respectively.  As of June 19, 2010 and January 2, 2010, $29.8 million and $29.8 million were available for borrowing under the bank credit facility, respectively.

In June 2010, the Company amended the bank credit facility capital expenditure covenant to allow the Company to exclude up to $42.0 million of capital expenditures relating to the oil re-refining project from the capital expenditure limit of $10.0 million in any fiscal year providing the Company raised at least $18.5 million of net proceeds from the issuance of common stock.  The Company met this condition by raising more than the required $18.5 million from the issuance of common stock in the second quarter of 2010.

As of June 19, 2010 and January 2, 2010, the Company was in compliance with all covenants under the bank credit facility.

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

 (11)    INCOME TAXES

The Company’s effective tax rate for the second fiscal quarter of 2010 was 43.1% compared to 41.6% in the second fiscal quarter of 2009.  The Company’s effective tax rate for the first half of 2010 was 42.6% compared to 41.4% in the first half of 2009.  The overall effective tax rate was elevated in the first half of 2010 over the first half of 2009 due to a higher expected blended state income tax rate.  The higher blended state income tax rate increased as a percentage of income due to some states basing their tax base primarily on gross receipts rather than on income.

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan (“Plan”) is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of June 19, 2010, the number of shares available for issuance under the Plan was 971,197 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

			Weighted Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at January 2, 2010	889,654	$10.76	8.39	$493

Granted	—
Exercised	—
Options outstanding at June 19, 2010	889,654	10.76	7.93	121

Unvested stock options at June 19, 2010	118,219	7.33	8.77	91

Vested stock options at June 19, 2010	771,435	11.29	7.80	30
Options exercisable at June 19, 2010	771,435	11.29	7.80	30

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Stock options issued on March 25, 2009 have a graded vesting schedule over four years and vest 25% per year beginning on the first anniversary following the grant date.  At June 19, 2010, there was approximately $0.4 million of unrecognized compensation expense related to these awards which will be recorded through 2013.

Restricted Stock Compensation/Awards

In May 2010, the Company granted 15,492 restricted shares to its Board of Directors which vests fully after one year of service from their grant date.  The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over the vesting period.  At June 19, 2010, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2011.

In the first half of fiscal 2010, the Company approved future restricted stock grants as part of management’s annual compensation for fiscal 2010. These awards will be based on the Company’s financial results for fiscal 2010.  These restricted shares are expected to be granted in the first fiscal quarter of 2011.  Once granted, the restricted shares will be subject to a graded vesting schedule over a three year period.  Based on the relevant guidance, the Company has determined that the service inception date is prior to the grant date and therefore the Company has accrued compensation expense related to these awards.  If the service inception date precedes the grant date, accrual for the compensation expense for periods prior to the grant date is based on the fair value of the award at each reporting date if the perfomance criteria are deemed probable.  As of June 19, 2010, the Company has evaluated and believes that the performance criteria are probable.  At June 19, 2010, there was approximately $0.8 million of unrecognized compensation expense related to these awards which will be recorded so long as the performance criteria are probable.  The final determination will only take place in the first fiscal quarter of 2011 once the performance criteria are known and finalized.  Once the restricted shares have been granted, compensation expense will continue to be recorded through the vesting period.

Performance Restricted Stock Awards

In February 2007, the Company granted to certain key employees in one of the Company’s operating divisions 120 common units that subsequently converted to 60,000 restricted common shares in connection with the Company’s initial public offering in March 2008.  These restricted shares were subject to forfeiture if certain performance goals were not achieved by fiscal year end 2011.  In the third quarter of fiscal 2009, 5,000 restricted common shares were canceled due to the retirement of one of the recipients of these restricted common shares.

On May 17, 2010, these awards were modified as follows:

•	The performance condition was eliminated;
•	40% of the 55,000 restricted shares or 22,000 shares became fully vested on the date of modification;
•	Portions of the remaining 33,000 restricted shares will vest using the following schedule:
o	May 17, 2011 (One-third)
o	May 17, 2012 (Two-thirds)
o	May 17, 2013 (All shares become fully vested)

In accordance with FASB guidance, these changes were considered to be modifications, the fair market value of the new awards was compared to the original awards fair market value and since the value was less, no incremental expense was recognized at the time of modification.  As of June 19, 2010, there was approximately $0.3 million of unrecognized compensation expense related to these awards which will be recorded through May 2013.

Employee Stock Purchase Plan

As of June 19, 2010, the Company had reserved 66,430 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first half of fiscal 2010, employees purchased 9,561 shares of the Company’s common stock with a weighted average per share fair value of $10.54.

(13)    STOCKHOLDERS’ EQUITY

On June 8, 2010, the Company completed a secondary public offering.  In connection with the secondary offering, the Company:

•	Sold 3,000,000 additional shares of common stock at $8.00 per share, raising net proceeds of approximately $22.0 million after underwriting discounts and transaction costs.

•	The Company intends to use the net proceeds from the offering to fund a portion of the construction costs for the used oil re-refinery that it plans to build in Indianapolis, Indiana.

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

The following table reconciles the number of common shares outstanding for the second fiscal quarters ended and first halves ended, June 19, 2010 and June 20, 2009, respectively, to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share.  The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	Second Quarter Ended,		First Half Ended,
	June 19, 2010	June 20, 2009	June 19, 2010	June 20, 2009

Net income available to common stockholders	$931	$602	$1,593	$702

Number of common shares outstanding at quarter end	13,757	10,700	13,757	10,700
Effect of using weighted average common shares outstanding	(2,848)	(5)	(2,946)	(8)
Weighted average basic common shares outstanding	10,909	10,695	10,811	10,692
Dilutive shares for share–based compensation plans	64	77	60	77
Weighted average diluted common shares outstanding	10,973	10,772	10,871	10,769

Potentially issuable shares	939	967	939	967
Number of anti–dilutive potentially issuable shares excluded from diluted common shares outstanding	732	890	732	890

Net income per share available to common stockholders: basic	$0.09	$0.06	$0.15	$0.07
Net income per share available to common stockholders: diluted	$0.08	$0.06	$0.15	$0.07

For all periods presented above, the Company has excluded the effects of some stock options as their inclusion would have had an anti-dilutive effect on earnings per share.

(15)    SUBSEQUENT EVENTS

We have evaluated subsequent events and have identified the following transaction that warrants discussion.

On June 22, 2010, the underwriters for the Company’s public offering that occurred on June 8, 2010, exercised their right to purchase an additional 450,000 shares of the Company’s common stock pursuant to the offering agreement.  The net proceeds to the Company after deducting the underwriters’ discount from the sale of these additional shares was approximately $3.4 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 5, 2010.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance.  You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Forward-looking statements speak only as of the date of this quarterly report.  Factors that could cause such differences include those described in “Risk Factors” identified in this Form 10-Q and the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 5, 2010.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and twenty-four week periods ended June 19, 2010 and June 20, 2009, each referred to as “second quarter ended” or “second fiscal quarter” and “first half ended”, respectively.

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

In the first quarter of 2010, we announced our plans to develop a used oil re-refinery.  In the second fiscal quarter of 2010, we secured the required major permits and announced that we selected Indianapolis, Indiana as our site for the re-refinery, which is also the location of our largest hub.  The re-refinery is being designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40 million and we expect that operation of the re-refinery will increase our working capital requirements by approximately $5 to $10 million.  The re-refinery is expected to begin operating at partial capacity during 2012.  During the design and construction period, we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that during fiscal 2010 and 2011 we will incur net expenses of roughly $1.0 million and $1.5 million, respectively, related to this roll out.

On May 6, 2010, the shareholders of the Company voted and approved at the Company’s annual meeting an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 18,000,000.  The amendment to the Amended and Restated Certificate of Incorporation was filed on May 13, 2010.

On June 8, 2010, the Company raised net proceeds of approximately $22.0 million in a secondary public offering.  Further details regarding this transaction can be found in the notes to our quarterly financial statements. On June 22, 2010, the underwriters for our public offering that occurred on June 8, 2010, exercised their right to purchase an additional 450,000 shares of our common stock pursuant to the offering agreement.  The net proceeds, after deducting the underwriter’s discount, from the sale of these additional shares was approximately $3.4 million.

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

Management believes that there have been no significant changes during the first half of 2010 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the United States Securities and Exchange Commission on March 5, 2010.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the FASB ratified guidance for revenue arrangements with multiple deliverables.  In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, it requires companies to use an estimated selling price ("ESP") for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  The effective date is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  Since we will apply the requirements of this guidance on a prospective basis, we are continuing to evaluate its effect on our consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation.  This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010.  We adopted this guidance as of January 3, 2010 and the adoption of these amendments did not have a material impact on the disclosures of our consolidated financial statements.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of sales for the periods indicated:

	Second Quarter Ended,		First Half Ended,
	June 19, 2010	June 20, 2009	June 19, 2010	June 20, 2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.3%	23.4%	25.2%	27.6%
Gross profit	74.7%	76.6%	74.8%	72.4%
Operating costs	50.6%	54.0%	51.3%	52.7%
Selling, general, and administrative expenses	17.5%	17.8%	17.8%	17.0%
Operating income	6.6%	4.9%	5.7%	2.7%
Interest expense – net	0.0%	0.0%	0.0%	0.0%
Loss on disposal of fixed assets	0.2%	0.3%	0.1%	0.1%
Income before income taxes	6.5%	4.6%	5.6%	2.6%
Provision for income taxes	2.8%	1.9%	2.4%	1.1%
Net income available to common stockholders	3.7%	2.7%	3.2%	1.5%

Second Quarter and First Half Ended June 19, 2010 (“second fiscal quarter of 2010” and “first half of 2010”) compared to Second Quarter and First Half Ended June 20, 2009 (“second fiscal quarter of 2009” and “first half of 2009”)

Sales

For the second fiscal quarter of 2010, sales increased $2.9 million, or 12.9%, to $25.3 million from $22.4 million for the second fiscal quarter of 2009.  For the first half of 2010, sales increased $3.2 million, or 6.9%, to $49.3 million from $46.2 million for the first half of 2009.  Sales increased in all service types in the second fiscal quarter and on a year-to-date basis compared to the second fiscal quarter and first half of fiscal 2009 due to higher customer demand for our services.  The increase was also positively impacted by our price increases in the fourth quarter of fiscal 2009.

At the end of the second fiscal quarter of 2010, we were operating 62 branch locations compared with 58 at the end of the second fiscal quarter of 2009.  There were 58 branches that were in operation during both the second fiscal quarter of 2010 and second fiscal quarter of 2009, which experienced an increase of $2.5 million, or 11.1% in same-branch sales.  Excluding the 3 branches in this group that gave up customers to new branch openings, the remaining 55 branches experienced an increase in sales of $2.4 million, or 11.7%.  On a year-to-date basis, same-branch sales increased $2.4 million, or 5.2% for these same 58 braches.  Excluding the 3 branches in this group that gave up customers to new branch openings, the remaining 55 branches experienced an increase of $2.5 million, or 5.8%.

Cost of sales

For the second fiscal quarter of 2010, cost of sales increased $1.2 million, or 22.3%, to $6.4 million from $5.2 million for the second fiscal quarter of 2009.  Cost of sales as a percentage of sales increased to 25.3% in second fiscal quarter of 2010, from 23.4%, in the second fiscal quarter of 2009.  The increase was due to the higher used oil prices and volumes in the second fiscal quarter of 2010 compared to the second fiscal quarter of 2009.  This was partially offset as the increase in our used oil inventory in the second fiscal quarter of 2010 was greater than the increase during second fiscal quarter of 2009.  For the first half of 2010, cost of sales decreased $0.3 million, or 2.5%, to $12.4 million from $12.7 million for the first half of 2009.  Cost of sales as a percentage of sales decreased to 25.2% in the first half of 2010, from 27.6%, in the first half of 2009.  Early in fiscal 2009, cost of sales was still negatively impacted by the declining crude oil prices.  Higher costs in the first half of 2009 reflect the decline that we experienced in the first quarter of 2009 in the value of virgin solvent inventory held at our locations for use in our service programs which is valued at the lower of cost or market.

Operating costs

For the second fiscal quarter of 2010, operating costs increased $0.7 million, or 6.0%, to $12.8 million from $12.1 million for the second fiscal quarter of 2009.  For the first half of 2010, operating costs increased $1.0 million, or 4.0%, to $25.3 million from $24.3 million for the first half of 2009.  We undertook cost cutting measures such as workforce efficiencies early in fiscal 2009 to compensate for the sales decline we were experiencing during the recession.  These measures continue to reduce our operating expenses as a percentage of sales when comparing the first half of fiscal 2010 to fiscal 2009.  Costs for diesel and transportation fuel surcharges in the second fiscal quarter and the first half in 2010 were higher than in the second fiscal quarter and the first half of 2009.  Additionally, we incurred branch labor, collection truck and facility costs in connection with new branches opened in the first fiscal quarter of 2010.

Selling, general, & administrative expenses

For the second fiscal quarter of 2010, selling, general and administrative expenses increased $0.4 million, or 10.0%, to $4.4 million from $4.0 million for the second fiscal quarter of 2009.  For the first half of 2010, selling general and administrative expenses increased $1.0 million, or 12.8%, to $8.8 million from $7.8 million for the first half of 2009.  Selling, general and administrative expenses as a percentage of sales increased to 17.8% in the first half of 2010, from 17.0%, in the first half of 2009.  The increase was primarily due to a charge related to a sales tax audit recorded in the first fiscal quarter of 2010 and the increase in the Management Incentive Plan (“MIP”) bonus pool which is aligned with the profitability of operations.

Interest expense — net

There was zero interest expense in both the second quarters and first halves of fiscal 2010 and 2009, respectively, due to no debt outstanding during these periods.

Provision for income taxes

Our effective tax rate in the second fiscal quarter of 2010 was 43.1%, compared to 41.6% in the second fiscal quarter of 2009.  On a year-to-date basis, our effective tax rate was 42.6% in the first half of fiscal 2010 compared to 41.4% in the first half of fiscal 2009.  The overall effective tax rate was elevated in the first half of 2010 over the first half of 2009 due to a higher expected blended state income tax rate.  The higher blended state income tax rate increased as a percentage of income due to some states basing their tax base primarily on gross receipts rather than on income.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 19, 2010 and January 2, 2010, cash and cash equivalents were $22.7 million and $1.1 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility. In June 2010, we raised net proceeds of approximately $22.0 million in a secondary public offering. We intend to use these proceeds to fund a portion of the construction costs for the used oil re-refinery which we plan to build in Indianapolis, Indiana.

Our secured bank credit facility provides for borrowings of up to $30.0 million.  Under the terms of our credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  The weighted average effective interest rate for amounts outstanding was 3.25% at January 2, 2010.  We did not have any amounts outstanding under our bank credit facility during the first half of 2010. As of June 19, 2010, and January 2, 2010, we were in compliance with all covenants under the credit facility.  As of June 19, 2010, and January 2, 2010, we did not have any borrowings outstanding under the bank credit facility.  However, we did have $0.2 million and $0.2 million of standby letters of credit issued, respectively.  Therefore as of June 19, 2010 and January 2, 2010, $29.8 million and $29.8 million were available for borrowing under the bank credit facility, respectively.

In June 2010, we amended the bank credit facility capital expenditure covenant to allow us to exclude up to $42.0 million in capital expenditures relating to the oil re-refining project from the capital expenditure limit of $10.0 million in any fiscal year providing we raised at least $18.5 million of net proceeds from the issuance of common stock.  We met this condition by raising more than the required $18.5 million from the issuance of common stock in the second quarter of 2010.

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

In the first quarter of 2010, we announced that we were planning to develop a used oil re-refinery.  In the second fiscal quarter of 2010, we secured the required major permits and announced that we selected Indianapolis, Indiana as our site for the re-refinery, which is also the location of our largest hub.  The re-refinery is being designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40.0 million and we expect that the operation of the re-refinery will increase our working capital requirements by $5 to $10 million.  The re-refinery is expected to begin operating at partial capacity during 2012.  As of June 19, 2010, $2.5 million has been capitalized relating to the used oil re-refinery.  An additional $3.7 million has been committed for orders for significant equipment related to the used oil re-refinery as of the end of the second fiscal quarter of 2010.  During fiscal 2010 and 2011, we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that we will incur roughly $1.0 million and $1.5 million of net expense, respectively,  related to the roll out.  We intend to use the money we raised in our recent equity offering to fund a portion of the construction costs for the used oil re-refinery.

Summary of Cash Flow Activity

	First Half Ended,
	(Dollars in thousands)
	June 19, 2010	June 20, 2009
Net cash provided by (used in):
Operating activities	$3,066	$5,348
Investing activities	(3,505)	(3,547)
Financing activities	22,076	86
Net increase in cash and cash equivalents	$21,637	$1,887

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating activities for the periods presented are summarized below:

•	Earnings improvements — Our net income in the first half of 2010 positively impacted our net cash provided by operating activities by $0.9 million compared to the first half of 2009.

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $3.2 million in the first half of 2010 compared to first half of 2009.  During the first half of 2010 we experienced an improvement in sales compared to the first half of 2009.  However, most of the improvement was experienced in the second quarter.  This acceleration of sales led to a higher accounts receivable balance at the end of the first half of 2010.  In the first half of 2009 we saw a reduction of our accounts receivable due to declining sales.

•
Inventory — The increase in inventory negatively affected cash flows from operations by $2.3 million in first half of 2010 compared to the first half of 2009.  The change mostly reflects the increasing value of our inventories due to the increase of crude oil prices along with the increase of our used oil inventories associated with the ramp up of used oil collection efforts associated with the used oil re-refining project.  The increase also includes $0.4 million of solvent that was shipped and was in-transit to our hubs at the close of our first half of 2010.  Although we show a negative impact in cash flow from operations from the rise of crude oil prices, our gross margins and profits for the first half of 2010 were positively impacted.  This in part contrasts with the first half of 2009 when we were experiencing declining inventory values from the decline in crude oil prices which resulted in a negative impact on our margins and profits.

•
Accounts Payable — The increase in accounts payable positively affected our cash flows from operations by $2.1 million in the first half of 2010 compared to the first half of 2009.  The increase in accounts payable in the first half of 2010 is partially due to the increase in the cost of sales items associated with the increased sales year over year.  Additionally, accounts payable increased in the first half of 2010 because of the inception of the oil re-refinery project; at the end of the first half of 2010 we had $0.8 million of accounts payable related to the project.  Also, in the final weeks of the first half of 2010 we purchased $0.4 million of solvent which had not been delivered to our hubs prior to the end of our quarter.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures — We used $3.5 million for capital expenditures during both the first half of 2010 and the first half of 2009.  During the first half of 2010, approximately $1.8 million of the capital expenditures were for purchases of parts cleaning machines compared to $1.7 million in the first half of 2009.  Additionally, in the first half of 2010, we spent $1.1 million dollars on the used oil re-refining project.  The remaining $0.6 million in the first half of 2010 was for other items including office equipment, leasehold improvements, software and intangible assets compared to $1.8 million in the first half of 2009.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from the issuance of common stock, net of offering costs — During the first half of 2010, we received approximately $22.0 million in net proceeds in conjunction with a secondary public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  As we had no debt outstanding for the first half of 2010 we currently do not have exposure to rate changes.  We currently do not hedge against interest rate risk.

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

There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following sets forth certain risk factors that you should carefully consider before making an investment in our Company. These risks are in addition to the risks identified in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 5, 2010. You should consider carefully all of these risk factors together with all of the information included or referred to in the reports that we file with the SEC before investing in our securities.

We may not be able to build and operate a used oil re-refinery as planned and it may cost more than anticipated which could harm our business.

We have recently announced plans to build a used oil re-refinery.  The development of the re-refinery is in its early stages and we may be unable to construct the re-refinery on the current timetable or as currently contemplated.  There can be no assurance that we will develop a commercially successful re-refinery or that unforeseen market conditions will not adversely impact the construction, operation or profitability of the re-refinery.  The development of a used oil re-refinery is a new business line for our Company and requires a different employee base and skill set than that required for our current business, including chemical engineering, design and operational management of the re-refinery.  Although our management team has operated re-refineries for other companies, we cannot assure you that we will have sufficient expertise to develop a re-refinery within the budget contemplated or that it will operate within the performance parameters currently contemplated for the re-refinery.  Further, the development of the re-refinery will require time and resources, including the attention of our management, which could divert our management from other activities and may impair the operation of our existing business.

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

We expect that the development and construction of the re-refinery will cost approximately $40 million and estimate that the operation of the re-refinery will increase our working capital requirements by $5 to $10 million.  In addition, during our development of the re-refinery, we expect to expand our used oil collection services and expect to incur roughly $1.0 million and $1.5 million of net expense in fiscal 2010 and 2011, respectively, with respect to such efforts.  If we are not able to borrow sufficient funds or obtain other sources of financing to complete the re-refinery, we may not be able to complete the re-refinery which could have a material adverse effect on our business.  We intend to use the net proceeds from our recent equity offering to fund a portion of the costs of the re-refinery, and expect to obtain the remaining funds needed from our borrowings under our credit agreement.  Even if we secure adequate financing, our investments in this project may limit our ability to pursue other opportunities in the future.

Even if we are able to build a used oil re-refinery, the used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our sales and earnings.

We may not be able to realize the expected benefits from developing and operating a used oil re-refinery.  If we complete the construction of the re-refinery, the subsequent operation of the plant creates different and additional risks compared to our historic service businesses.  We may experience difficulty securing sufficient used oil feedstock to run the re-refinery at anticipated rates and have to pay more for the feedstock, or reduce our operating rates.  We may also have difficulty selling all of the lubricating base oil that we produce.  Our costs for used oil feedstock and the prices that we can sell the lubricating base oil and byproducts made by the re-refinery are determined by competitive market factors including the world price of crude oil, prices for natural gas, and the lube oil prices posted by major refiners, none of which we control.  Our estimates of sales and profitability for the re-refinery could prove to be erroneous or could be impacted by changes in these market factors.  In particular, if crude oil prices come down, we expect that we would experience a reduction in our margins from used oil re-refining as well as potential inventory charges related to material held for processing or sale.  Even if crude oil prices decrease, the costs required to collect and process the used oil may not decrease.  If crude oil prices rise, we expect that the feedstock prices for our re-finery would also increase.  If the prices we charge for our re-refined oil and the costs to collect and re-refine used oil do not move together or in similar magnitudes, our profitability may be materially and negatively impacted.  Any volatility in the price of crude oil could also cause volatility in our operating results.

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

Any problem or perception of a problem with our re-refining project could have a material adverse impact on our sales and earnings and lead to a loss of stockholder and/or research analyst confidence in our business and could result in a sudden and significant reduction in our stock price.

ITEM 6.  EXHIBITS

3.1	Certificate of Incorporation of Heritage-Crystal Clean, Inc., as amended on May 13, 2010.

10.1
First Amendment dated as of May 14, 2010 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between Heritage-Crystal  Clean, LLC and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on May 18,  2010)

10.2	Second Amendment dated as of June 1, 2010 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between Heritage-Crystal Clean, LLC and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date: July 30, 2010	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary