Form 10-Q
period 2010-09-11
Heritage-Crystal Clean, Inc.
filed 2010-10-22
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 11, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

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
Yes [   ] No [X]

Number of shares outstanding of registrant’s class of common stock as of October 8, 2010: 14,220,321

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 11, 2010	January 2, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$26,230	$1,090
Accounts receivable - net	13,342	11,941
Income tax receivables	27	380
Inventory - net	10,312	9,845
Deferred income taxes	866	639
Other current assets	2,115	1,970
Total Current Assets	52,892	25,865
Property, plant and equipment - net	29,635	25,101
Software and intangible assets - net	2,939	3,021
Total Assets	$85,466	$53,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,922	$4,740
Accrued salaries, wages, and benefits	2,281	1,922
Taxes payable	1,094	911
Other accrued expenses	1,414	1,474
Total Current Liabilities	11,711	9,047
Deferred income taxes	1,413	1,015
Total Liabilities	13,124	10,062

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock - 18,000,000 shares authorized at $0.01 par value,
14,214,275 and 10,708,471 shares issued and outstanding at September 11, 2010 and	142	107
January 2, 2010, respectively
Additional paid-in capital	69,279	43,219
Retained earnings	2,921	599
Total Stockholders' Equity	72,342	43,925
Total Liabilities and Stockholders' Equity	$85,466	$53,987

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 11, 2010	September 12, 2009	September 11, 2010	September 12, 2009

Sales	$26,736	$22,284	$76,079	$68,441
Cost of sales	8,139	5,553	20,552	18,290
Gross profit	18,597	16,731	55,527	50,151
Operating costs	13,183	11,772	38,498	36,105
Selling, general, and administrative expenses	4,151	3,834	12,949	11,664
Loss on disposal of fixed assets – net	—	100	39	159
Operating income	1,263	1,025	4,041	2,223
Interest expense – net	—	3	—	3
Income before income taxes	1,263	1,022	4,041	2,220
Provision for income taxes	536	453	1,719	949
Net income available to common stockholders	$727	$569	$2,322	$1,271

Net income per share available to common stockholders: basic	$0.05	$0.05	$0.19	$0.12
Net income per share available to common stockholders: diluted	$0.05	$0.05	$0.19	$0.12

Number of weighted average common shares outstanding: basic	14,197	10,704	11,945	10,696
Number of weighted average common shares outstanding: diluted	14,245	10,834	11,998	10,753

See accompanying notes to financial statements.

 Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

		Par
		Value	Paid–in
	Shares	Common	Capital	Retained Earnings	Total
Balance, January 2, 2010	10,708,471	$107	$43,219	$599	$43,925

Net income	—	—	—	2,322	2,322
Proceeds from issuance of common stock – net	3,450,000	35	25,488	—	25,523
Issuance of common stock – ESPP	17,142	—	158	—	158
Converted restricted shares to common stock	38,662	—	80	—	80
Share–based compensation	—	—	334	—	334

Balance, September 11, 2010	14,214,275	$142	$69,279	$2,921	$72,342

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 11, 2010	September 12, 2009

Cash flows from Operating Activities:
Net income	$2,322	$1,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,160	2,858
Bad debt provision	613	576
Share-based compensation	414	247
Deferred rent	31	64
Deferred taxes	171	486
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,013)	1,541
Decrease (increase) in income tax receivables	353	480
Decrease (increase) in inventory	(467)	1,306
Decrease (increase) in prepaid and other current assets	(145)	(225)
Increase (decrease) in accounts payable	1,601	43
Increase (decrease) in accrued expenses	450	67
Cash provided by operating activities	6,490	8,714

Cash flows from Investing Activities:
Capital expenditures	(6,751)	(6,690)
Software and intangible asset expenditures	(280)	(1,299)
Cash used in investing activities	(7,031)	(7,989)

Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of offering costs	25,681	158
Proceeds from note payable - bank		3,800
Repayments of note payable - bank	—	(3,820)
Cash provided by financing activities	25,681	138
Net increase in cash and cash equivalents	25,140	863
Cash and cash equivalents, beginning of period	1,090	327
Cash and cash equivalents, end of period	$26,230	$1,190

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3
Income taxes paid	1,044	262
Supplemental disclosure of non-cash information:
Payables for construction in process	658	70

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 11, 2010
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

On June 8, 2010 and June 22, 2010, the Company raised net proceeds of approximately $25.5 million in a secondary public offering.  Further details regarding this transaction can be found below under the heading “Stockholders’ Equity.”

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

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on January 2, 2010.  Each of our first three fiscal quarters consists of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks.  Interim results are presented for the twelve week and thirty-six week periods ended September 11, 2010 and September 12, 2009, each referred to as “third quarter ended” or “third fiscal quarter of 2010”  or “third fiscal quarter of 2009” and “first three quarters of fiscal 2010” and “first three quarters of fiscal 2009”,  respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable and valuation of inventory at lower of cost or market.  Actual results could differ from those estimates.

Cost of Sales

Cost of sales includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, depreciation on the parts cleaning machines the Company owns and provides to customers, cleaning machines sold to customers, transportation of solvents and waste, and payments to other parties to recycle or dispose of the waste materials that the Company collects.  The Company’s used solvent that it retrieves from customers in its non-hazardous program is accounted for as a reduction in net cost of solvent under cost of sales.  The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse.

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

The Company’s financial instruments consist primarily of cash, trade receivables and trade payables.  As of September 11, 2010 and January 2, 2010, the carrying values of cash, trade receivables and trade payables are considered to be representative of their respective fair values.

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

 (3)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 11, 2010	January 2, 2010
Trade	$14,003	$12,291
Less allowance for doubtful accounts	(913)	(601)
Trade - net	13,090	11,690
Trade - affiliates	99	128
Other	153	123
Total accounts receivable - net	$13,342	$11,941

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 11, 2010 and the fiscal year ended January 2, 2010 (in thousands):

	September 11, 2010	January 2, 2010
Balance at beginning of period	$601	$616
Provision for bad debts	613	1,030
Accounts written off, net of recoveries	(301)	(1,045)
Balance at end of period	$913	$601

(4)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	September 11, 2010	January 2, 2010
Machines	$2,405	$2,783
Solvents and oil	5,690	4,780
Drums	1,193	1,255
Accessories	1,185	1,247
Total inventory	10,473	10,065
Less reserves	(161)	(220)
Total inventory - net	$10,312	$9,845

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

(5)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	September 11, 2010	January 2, 2010
Prepaid and other current assets	$2,115	$1,617
Prepaid income taxes	—	353
Total other current assets	$2,115	$1,970

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 11, 2010	January 2, 2010
Land	$183	$183
Buildings and storage tanks	3,602	3,648
Leasehold improvements	600	557
In-service equipment	31,038	28,362
Machinery, vehicles and equipment	12,220	11,713
Construction in progress	4,841	701
Total property, plant and equipment	52,484	45,164
Less accumulated depreciation	(22,849)	(20,063)
Property, plant and equipment - net	$29,635	$25,101

(7)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	September 11, 2010	January 2, 2010
Accounts payable	$6,848	$4,564
Accounts payable - affiliates	74	176
Total accounts payable	$6,922	$4,740

(8)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	September 11, 2010	January 2, 2010
Workers compensation	$477	$536
Other	937	938
Total other accrued expenses	$1,414	$1,474

(9)    NOTE PAYABLE

The Company has a bank credit facility that provides for borrowings of up to $30.0 million.  The maturity date of the credit facility is December 14, 2012.  As of September 11, 2010 and January 2, 2010, the Company did not have any amounts outstanding under the credit facility.  Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  The Company did not have any amounts outstanding under its bank credit facility during the first three quarters of fiscal 2010.  Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets.  As of September 11, 2010, and January 2, 2010, the Company had $0.2 million and $0.2 million of standby letters of credit issued, respectively.  As of September 11, 2010 and January 2, 2010, $29.8 million was available for borrowing under the bank credit facility.

In June 2010, the Company amended the bank credit facility capital expenditure covenant to allow the Company to exclude up to $42.0 million of capital expenditures relating to the oil re-refining project from the capital expenditure limit of $10.0 million in any fiscal year provided that the Company raised at least $18.5 million of net proceeds from the issuance of common stock.  The Company met this condition by raising more than the required $18.5 million from the issuance of common stock in June of 2010.

As of September 11, 2010 and January 2, 2010, the Company was in compliance with all covenants under the bank credit facility.

(10)    COMMITMENTS AND CONTINGENCIES

The Company has purchase obligations in the form of open purchase orders of $7.9 million as of September 11, 2010, of which $5.5 million is related to the construction of the Company’s used oil re-refinery.  The remaining $2.4 million is primarily for solvent and machine purchases as well as disposal expense.

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

 (11)    INCOME TAXES

The Company’s effective tax rate for the third fiscal quarter of 2010 was 42.4% compared to 44.3% in the third fiscal quarter of 2009.  The Company’s effective tax rate for the first three quarters of 2010 was 42.5% compared to 42.7% in the first three quarters of 2009.  The overall effective tax rate was lower in the first three quarters of 2010 than the first three quarters of 2009 due to a higher blended state income tax rate in 2009.

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan (“Plan”) is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of September 11, 2010, the number of shares available for issuance under the Plan was 971,197 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

			Weighted Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at January 2, 2010	889,654	$10.76	8.39	$493

Granted	—
Exercised	—
Options outstanding at September 11, 2010	889,654	10.76	7.70	339

Unvested stock options at September 11, 2010	118,219	7.33	8.54	254

Vested stock options at September 11, 2010	771,435	11.29	7.57	85
Options exercisable at September 11, 2010	771,435	11.29	7.57	85

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

At September 11, 2010, there was approximately $0.3 million of unrecognized compensation for stock options which will be recorded through 2013.

Restricted Stock Compensation/Awards

In May 2010, the Company granted 15,492 restricted shares to its Board of Directors which vest fully after one year of service from their grant date.  The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over the vesting period.  At September 11, 2010, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2011.

In the first half of fiscal 2010, the Company approved future restricted stock grants as part of management’s annual compensation for fiscal 2010.  These awards will be based on the Company’s financial results for fiscal 2010.  These restricted shares are expected to be granted in the first fiscal quarter of 2011.  Once granted, the restricted shares will be subject to a graded vesting schedule over a three year period.  Based on the relevant guidance, the Company has determined that the service inception date is prior to the grant date and therefore the Company has accrued compensation expense related to these awards.  If the service inception date precedes the grant date, accrual for the compensation expense for periods prior to the grant date is based on the fair value of the award at each reporting date if the performance criteria are deemed probable.  As of September 11, 2010, the Company has evaluated and believes that the performance criteria are probable.  As of September 11, 2010, there was approximately $0.9 million of unrecognized compensation expense related to these awards which will be recorded so long as the performance criteria are probable.  The final determination will only take place in the first fiscal quarter of 2011 once the performance criteria are known and finalized.  Once the restricted shares have been granted, compensation expense will continue to be recorded through the vesting period.

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

On May 17, 2010, these awards were modified as follows:

•	The performance condition was eliminated;
•	40% of the 55,000 restricted shares or 22,000 shares became fully vested on the date of modification;
•	Portions of the remaining 33,000 restricted shares will vest using the following schedule:
o	May 17, 2011 (One-third)
o	May 17, 2012 (One-third)
o	May 17, 2013 (One-third)

In accordance with FASB guidance, these changes were considered to be modifications, the fair market value of the new awards was compared to the original awards fair market value and since the value was less, no incremental expense was recognized at the time of modification.  As of September 11, 2010, there was approximately $0.3 million of unrecognized compensation expense related to these awards which will be recorded through May 2013.

Employee Stock Purchase Plan

As of September 11, 2010, the Company had reserved 58,849 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first three quarters of fiscal 2010, employees purchased 17,142 shares of the Company’s common stock with a weighted average fair market value of $9.25 per share.

(13)    STOCKHOLDERS’ EQUITY

On June 8, 2010 and June 22, 2010, the Company completed a secondary public offering.  In connection with the secondary offering, the Company sold 3,450,000 additional shares of common stock at $8.00 per share, raising net proceeds of approximately $25.5 million after underwriting discounts and transaction costs.  The Company intends to use the net proceeds from the offering to fund a portion of the construction costs for the used oil re-refining project that it has begun to build in Indianapolis, Indiana.

(14)    EARNINGS PER SHARE

Basic net income per common share is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net income per common share is computed by dividing net income available for common shareholders by the sum of the weighted average number of common shares outstanding and any dilutive potential common equivalents for the period.

The following table reconciles the number of common shares outstanding for the third fiscal quarters ended and first three quarters ended, September 11, 2010 and September 12, 2009, respectively, to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share.  The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	Third Quarter Ended,		First Three Quarters Ended,
	September 11, 2010	September 12, 2009	September 11, 2010	September 12, 2009

Net income available to common stockholders	$727	$569	$2,322	$1,271

Number of common shares outstanding at quarter end	14,214	10,705	14,214	10,705
Effect of using weighted average common shares outstanding	(17)	(1)	(2,269)	(9)
Weighted average basic common shares outstanding	14,197	10,704	11,945	10,696
Dilutive shares for share–based compensation plans	48	130	53	57
Weighted average diluted common shares outstanding	14,245	10,834	11,998	10,753

Potentially issuable shares	939	962	939	967
Number of anti–dilutive potentially issuable shares excluded from diluted common shares outstanding	890	—	732	847

Net income per share available to common stockholders: basic	$0.05	$0.05	$0.19	$0.12
Net income per share available to common stockholders: diluted	$0.05	$0.05	$0.19	$0.12

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 5, 2010.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance.  You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Forward-looking statements speak only as of the date of this quarterly report.  Factors that could cause such differences include those described in “Risk Factors” identified in this Form 10-Q and the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 5, 2010.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and thirty-six week periods ended September 11, 2010 and September 12, 2009, each referred to as “third quarter ended” or “third fiscal quarter” and “first three quarters ended”, respectively.

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

In the first fiscal quarter of 2010, we announced our plans to develop a used oil re-refinery.  In the second fiscal quarter of 2010, we secured the required major permits and announced that we selected Indianapolis, Indiana as our site for the re-refinery, which is also the location of our largest hub.  In the third fiscal quarter of 2010, we prepared the ground area for the re-refinery and started the installation of footings. The re-refinery is being designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40.0 million and we expect that operation of the re-refinery will increase our working capital requirements by approximately $5.0 to $10.0 million.  The re-refinery is expected to begin operating in 2012 or earlier, although we expect it will take additional time before we regularly operate at full capacity.  During the design and construction period, we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that during fiscal 2010 and 2011 we will incur net expenses of roughly $1.0 million and $1.5 million, respectively, related to this roll out.

On May 6, 2010, the shareholders of the Company voted and approved at the Company’s annual meeting an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of

Common Stock from 15,000,000 to 18,000,000.  The amendment to the Amended and Restated Certificate of Incorporation was filed on May 13, 2010.

On June 8, 2010 and June 22, 2010, the Company raised net proceeds of approximately $25.5 million in a secondary public offering.  Further details regarding this transaction can be found in the notes to our quarterly financial statements.

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

Management believes that there have been no significant changes during the first three quarters of 2010 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed with the United States Securities and Exchange Commission on March 5, 2010.

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of sales for the periods indicated:

	Third Quarter Ended,		First Three Quarters Ended,
	September 11, 2010	September 12, 2009	September 11, 2010	September 12, 2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	30.4%	24.9%	27.0%	26.7%
Gross profit	69.6%	75.1%	73.0%	73.3%
Operating costs	49.3%	52.8%	50.6%	52.8%
Selling, general, and administrative expenses	15.5%	17.2%	17.0%	17.0%
Loss on disposal of fixed assets - net	0.0%	0.4%	0.0%	0.2%
Operating income	4.8%	4.6%	5.3%	3.2%
Interest expense – net	0.0%	0.0%	0.0%	0.0%
Income before income taxes	4.8%	4.6%	5.3%	3.2%
Provision for income taxes	2.0%	2.0%	2.3%	1.4%
Net income available to common stockholders	2.8%	2.6%	3.0%	1.9%

Third Quarter and First Three Quarters Ended September 11, 2010 (“third fiscal quarter of 2010” and “first three quarters of 2010”) compared to Third Quarter and First Three Quarters Ended September 12, 2009 (“third fiscal quarter of 2009” and “first three quarters of 2009”)

Sales

For the third fiscal quarter of 2010, sales increased $4.4 million, or 19.7%, to $26.7 million from $22.3 million for the third fiscal quarter of 2009.  For the first three quarters of 2010, sales increased $7.7 million, or 11.3%, to $76.1 million from $68.4 million for the first three quarters of 2009.  All service type sales grew in the third fiscal quarter of 2010 compared to the third fiscal quarter of 2009 as we continued to add customers and existing customers increased their demand for our services.  There was significant growth in the used oil collection program as we continue to expand the collection network.  We continue to sell the used oil we collect into the fuel market, which will continue until our used oil re-refinery is in operation, and in the third fiscal quarter of 2010, we sold more volume than we collected, reducing our inventory levels.

At the end of the third fiscal quarter of 2010, we were operating 62 branch locations compared with 58 at the end of the third fiscal quarter of 2009.  There were 58 branches that were in operation during both the third fiscal quarter of 2010 and third fiscal quarter of 2009, which experienced an increase of $4.0 million, or 18.2% in same-branch sales.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 55 branches experienced an increase in sales of $3.7 million, or 18.1%.  On a year-to-date basis, same-branch sales increased $6.4 million, or 9.4% for these same 58 branches.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 55 branches experienced an increase of $6.2 million, or 9.8%.

Cost of sales

For the third fiscal quarter of 2010, cost of sales increased $2.5 million, or 44.6%, to $8.1 million from $5.6 million for the third fiscal quarter of 2009.  Cost of sales as a percentage of sales increased to 30.4% in third fiscal quarter of 2010, from 24.9%, in the third fiscal quarter of 2009.  Much of the increase was due to our net solvent costs and the impact of changes in crude related solvent inventories.  In the third fiscal quarter of 2009, prices of crude related solvent products were increasing and we sold large amounts of reuse solvent that had been held in inventory at lower values.  At the same time we had product being returned from customers that had been held for use in our services with greater values.  The benefit to the third fiscal quarter of 2009 was approximately $0.6 million dollars.  In the third fiscal quarter of 2010, crude related solvent prices declined slightly and we sold less reuse volumes and products held in inventory and returned from customers were valued lower.  There was no net benefit of reuse solvent sales in the third fiscal quarter of 2010.  Additionally, in cost of sales, there was an increase due to the higher prices paid for used oil as well as increased used oil collection volumes in the third fiscal quarter of 2010 compared to the third fiscal quarter of 2009.  Currently, our used oil collection services do not provide the same level of gross profit as our other services.  We continued to accelerate the number of used oil trucks we have in our branch network in anticipation of our entry into the used oil re-refining business.  In the third fiscal quarter of 2010, we sold significant amounts of used oil inventory which had an adverse impact on our gross profit as a percent of sales.  As we continue to expand our used oil collection services, we expect that the increase of used oil collected will continue to adversely impact our gross profit as a percent of sales until our used oil re-refining business is fully operational.   For the first three quarters of 2010, cost of sales increased $2.3 million, or 12.6%, to $20.6 million from $18.3 million for the first three quarters of 2009.  Cost of sales as a percentage of sales increased slightly to 27.0% in the first three quarters of 2010, from 26.7% in the first three quarters of 2009.  For the first three quarters of 2010, the net benefit to our cost of solvent due to increasing or decreasing crude related solvent products was relatively small and did not impact the year over year comparison.  The prices paid for used oil, related to the increase in crude oil prices, have increased in the first three quarters of 2010 compared to the first three quarters of 2009.

Operating costs

For the third fiscal quarter of 2010, operating costs increased $1.4 million, or 11.9%, to $13.2 million from $11.8 million for the third fiscal quarter of 2009.  For the first three quarters of 2010, operating costs increased $2.4 million, or 6.6%, to $38.5 million from $36.1 million for the first three quarters of 2009.  We incurred branch labor, collection truck and facility costs in connection with new branches opened in the first fiscal quarter of 2010 and additional oil trucks commissioned throughout the first three quarters of 2010.  Although these costs have increased year over year, the operating costs as a percentage of sales have declined to 49.3% for the third fiscal quarter 2010 compared to 52.8% for the third fiscal quarter of 2009, and to 50.6% for the first three quarters of 2010 compared to 52.8% for the first three quarters of 2009, as we are able to leverage the operating costs as our revenues grow.

Selling, general, & administrative expenses

For the third fiscal quarter of 2010, selling, general and administrative expenses increased $0.3 million, or 7.9%, to $4.1 million from $3.8 million for the third fiscal quarter of 2009.  For the first three quarters of 2010, selling, general and administrative expenses increased $1.2 million, or 10.3%, to $12.9 million from $11.7 million for the first three quarters of 2009.  Selling, general and administrative expenses as a percentage of sales was 17.0% for the first three quarters of 2010, compared to 17.0%, in the first three quarters of 2009.  There was an increase in the first three quarters of 2010 which was primarily due to a charge related to a sales tax audit recorded in the first fiscal quarter of 2010 and the increase in the Management Incentive Plan (“MIP”) bonus pool which is aligned with the profitability of operations.

Loss on disposal of fixed assets — net

For the third fiscal quarter of 2010, we had no losses on disposal of fixed assets compared to $0.1 million for the third fiscal quarter of 2009.  For the first three quarters of 2010, loss on disposal of fixed assets decreased to less than $0.1 million from $0.2 million in the first three quarters of 2009.

Interest expense — net

There was zero interest expense in the third fiscal quarter and first three quarters of fiscal 2010, due to no debt outstanding during these periods.  Interest expense was minimal in both third fiscal quarter and the first three quarters of 2009.

Provision for income taxes

Our effective tax rate in the third fiscal quarter of 2010 was 42.4%, compared to 44.3% in the third fiscal quarter of 2009.  Our effective tax rate was 42.5% in the first three quarters of fiscal 2010 compared to 42.7% for the first three quarters of fiscal 2009.  The overall effective tax rate was lower in the first three quarters of 2010 than the first three quarters of 2009 due to a higher blended sate income tax rate in 2009.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 11, 2010 and January 2, 2010, cash and cash equivalents were $26.2 million and $1.1 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.  In June 2010, we raised net proceeds of approximately $25.5 million in a secondary public offering.  We intend to use these proceeds to fund a portion of the construction costs for the used oil re-refinery which we have begun to build in Indianapolis, Indiana.

Our secured bank credit facility provides for borrowings of up to $30.0 million.  Under the terms of our credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  The weighted average effective interest rate for amounts outstanding was 3.25% at January 2, 2010.  We did not have any amounts outstanding under our bank credit facility during the first three quarters of 2010.  As of September 11, 2010, and January 2, 2010, we were in compliance with all covenants under the credit facility.  As of September 11, 2010, and January 2, 2010, we did not have any borrowings outstanding under the bank credit facility.  However, we did have $0.2 million and $0.2 million of standby letters of credit issued, respectively.  Therefore as of September 11, 2010 and January 2, 2010, $29.8 million were available for borrowing under the bank credit facility.

In June 2010, we amended the bank credit facility capital expenditure covenant to allow us to exclude up to $42.0 million in capital expenditures relating to the oil re-refining project from the capital expenditure limit of $10.0 million in any fiscal year provided that we raised at least $18.5 million of net proceeds from the issuance of common stock.  We met this condition by raising more than the required $18.5 million from the issuance of common stock in June of 2010.

We believe that our existing cash, cash equivalents, available borrowings and other sources of financings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate, especially given the current economic conditions.  If in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current condition of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.  If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

In the first fiscal quarter of 2010, we announced that we were planning to develop a used oil re-refinery.  In the second fiscal quarter of 2010, we secured the required major permits and announced that we selected Indianapolis,

Indiana as our site for the re-refinery, which is also the location of our largest hub.  The re-refinery is being designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40.0 million and we expect that the operation of the re-refinery will increase our working capital requirements by $5.0 to $10.0 million.  The re-refinery is expected to begin operating in 2012 or earlier, although we expect it will take additional time before we regularly operate at full capacity.  As of September 11, 2010, $4.8 million has been capitalized relating to the used oil re-refinery.  An additional $5.5 million has been committed for orders for significant equipment related to the used oil re-refinery as of the end of the third fiscal quarter of 2010.  We intend to spend approximately $30.0 million in the next 12 months (including approximately $5.0 million for the remainder of 2010) related to the used oil re-refining project.  During fiscal 2010 and 2011, we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that we will incur roughly $1.0 million and $1.5 million of net expense, respectively,  related to the roll out.  We anticipate that we will use existing cash, cash equivalents and available borrowings to fund the expenditures for the used oil re-refining project during this time frame.

Summary of Cash Flow Activity

	First Three Quarters Ended,
	(Dollars in thousands)
	September 11, 2010	September 12, 2009
Net cash provided by (used in):
Operating activities	$6,490	$8,714
Investing activities	(7,031)	(7,989)
Financing activities	25,681	138
Net increase in cash and cash equivalents	$25,140	$863

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating activities for the periods presented are summarized below:

•
Earnings improvements — Our net income in the first three quarters of 2010 positively impacted our net cash provided by operating activities by $1.1 million compared to the first three quarters of 2009.

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $3.6 million in the first three quarters of 2010 compared to first three quarters of 2009.  During the first three quarters of 2010, we experienced an improvement in sales compared to the first three quarters of 2009.  However, most of the improvement was experienced in the second and third quarters.  This acceleration of sales led to a higher accounts receivable balance at the end of the first three quarters of 2010.  In the first three quarters of 2009, we saw a reduction of our accounts receivable due to declining sales.

•
Inventory — The increase in inventory negatively affected cash flows from operations by $1.8 million in first three quarters of 2010 compared to the first three quarters of 2009.  The change mostly reflects the increasing value of our inventories due to the increase of crude oil prices along with the increase of our used oil inventories associated with the ramp up of used oil collection efforts associated with the used oil re-refining project.

•
Accounts Payable — The increase in accounts payable positively affected our cash flows from operations by $1.6 million in the first three quarters of 2010 compared to the first three quarters of 2009.  The increase in accounts payable in the first three quarters of 2010 is partially due to the increase in the cost of sales items associated with the increased sales year over year.  Additionally, accounts payable increased in the first three quarters of 2010 because of the inception of the oil re-refining project; at the end of the first three quarters of 2010 we had $0.7 million of accounts payable related to the project.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures and software and intangible assets— We used $7.0 million and $8.0 million for capital expenditures during both the first three quarters of 2010 and the first three quarters of 2009, respectively.  During the first three quarters of 2010, approximately $2.6 million of the capital expenditures were for purchases of parts cleaning machines compared to $2.4 million in the first three quarters of 2009.  Additionally, in the first three quarters of 2010, we spent $4.0 million dollars on the used oil re-refining project.  In the third quarter of 2009, we acquired the industrial real estate in which we were a tenant in Indianapolis for $3.5 million.  The remaining $0.4 million in the first three quarters of 2010 was for other items including office equipment, leasehold improvements, software and intangible assets compared to $2.1 million in the first three quarters of 2009.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from the issuance of common stock, net of offering costs — During the first three quarters of 2010, we received approximately $25.5 million in net proceeds in conjunction with a secondary public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  As we had no debt outstanding for the first three quarters of 2010, we currently do not have exposure to rate changes.  We currently do not hedge against interest rate risk.

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

There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following sets forth certain risk factors that you should carefully consider before making an investment in our Company.  These risks are in addition to the risks identified in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 5, 2010.  You should consider carefully all of these risk factors together with all of the information included or referred to in the reports that we file with the SEC before investing in our securities.

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

We expect that the development and construction of the re-refinery will cost approximately $40.0 million and estimate that the operation of the re-refinery will increase our working capital requirements by $5.0 to $10.0 million.  In addition, during our development of the re-refinery, we expect to expand our used oil collection services and expect to incur roughly $1.0 million and $1.5 million of net expense in fiscal 2010 and 2011, respectively, with respect to such efforts.  If we are not able to borrow sufficient funds or obtain other sources of financing to complete the re-refinery, we may not be able to complete the re-refinery which could have a material adverse effect on our business.  We intend to use the net proceeds from our recent equity offering to fund a portion of the costs of the re-refinery, and expect to obtain the remaining funds needed from our borrowings under our credit agreement.  Even if we secure adequate financing, our investments in this project may limit our ability to pursue other opportunities in the future.

Even if we are able to build a used oil re-refinery, the used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our sales and earnings.

We may not be able to realize the expected benefits from developing and operating a used oil re-refinery.  If we complete the construction of the re-refinery, the subsequent operation of the plant creates different and additional risks compared to our historic service businesses.  We may experience difficulty securing sufficient used oil feedstock to run the re-refinery at anticipated rates and have to pay more for the feedstock, or reduce our operating rates.  We may also have difficulty selling all of the lubricating base oil that we produce.  Our costs for used oil feedstock and the prices that we can sell the lubricating base oil and byproducts made by the re-refinery are determined by competitive market factors including the world price of crude oil, prices for natural gas, and the lube oil prices posted by major refiners, none of which we control.  Our estimates of sales and profitability for the re-refinery could prove to be erroneous or could be impacted by changes in these market factors.  In particular, if crude oil prices come down, we expect that we would experience a reduction in our margins from used oil re-refining as well as potential inventory charges related to material held for processing or sale.  Even if crude oil prices decrease, the costs required to collect and process the used oil may not decrease.  If crude oil prices rise, we expect that the feedstock prices for our re-refinery would also increase.  If the prices we charge for our re-refined oil and the costs to collect and re-refine used oil do not move together or in similar magnitudes, our profitability may be materially and negatively impacted.  Any volatility in the price of crude oil could also cause volatility in our operating results.

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

ITEM 6.  EXHIBITS

10.1	*	Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between Heritage-Crystal Clean, LLC and Bank of America, N.A.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______

* Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date: October 22, 2010	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary