Form 10-Q/A
period 2010-09-11
Heritage-Crystal Clean, Inc.
filed 2011-03-04
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Heritage-Crystal Clean, Inc. (the “Company”) for the quarter ended September 11, 2010, that was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on October 22, 2010 (the “Original Filing”).  The Company is filing this Amendment solely to update Exhibit 10.1 to the Original Filing.  The Company sought confidential treatment for portions of Exhibit 10.1 and, following correspondence with the SEC, has restored certain portions of the Exhibit that were previously redacted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the Original Filing.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date: March 4, 2011	By:	/s/ Gregory Ray
Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary