Form 10-K
period 2011-01-01
Heritage-Crystal Clean, Inc.
filed 2011-03-04
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [  ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

On June 18, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $43.5 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 24, 2011, there were outstanding 14,338,680 shares of Common Stock, $.01 par value, of Heritage-Crystal Clean, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference into Part III of this report.

HERITAGE-CRYSTAL CLEAN, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 1, 2011

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

Overview

Heritage-Crystal Clean, Inc. (hereafter collectively referred to as “we”, “us” or “Company”) is the second largest provider of parts cleaning services in the U.S. and a leading provider of containerized waste services that focuses on small and mid-sized customers. Our services allow our customers to outsource their handling and disposal of parts cleaning solvents as well as other containerized waste. Many of these substances are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and also to the generator. We allow our customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management and, more specifically, the related administrative burdens.

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

We are currently constructing a used oil re-refinery to have an input capacity of approximately 50 million gallons of used oil feedstock per year and expect to produce about 30 million gallons of lubricating base oil per year. We estimate that the re-refinery will begin operations at partial capacity by 2012, or possibly even in late 2011, and have a total capital cost of approximately $40 million. We also anticipate that when the re-refinery starts operations, we will feed the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Heritage-Crystal Clean, Inc. was incorporated under the laws of the state of Delaware on June 13, 2007.  From mid 1999 through June 12, 2007, the business of the Company was conducted by Heritage-Crystal Clean, LLC ("Holdings") and its affiliates.  On March 11, 2008, Holdings and its wholly-owned and majority-owned affiliates completed a reorganization and an initial public offering.  In connection with the reorganization and public offering, Holdings became a subsidiary of the Company.  Our principal executive office is located in Elgin, Illinois.

Our History

The history of our business activity dates back to the late 1980s, when Heritage Environmental Services established a division to concentrate on the service needs of smaller customers. This division, known as Crystal Clean, began providing parts cleaning and used oil collection services to customers in Indianapolis, Indiana, and gradually expanded to several other cities in the Midwest. During the 1990s, the Crystal Clean division expanded into markets in Texas and Louisiana as the result of a business venture with a major branded motor oil company. By the late 1990s, the Crystal Clean division was offering services to small to mid-sized customers in roughly a dozen metropolitan areas. In 1999, the parent of Heritage Environmental Services and Joseph Chalhoub, our current Chief Executive Officer, agreed to form a new company, Heritage-Crystal Clean, LLC, and to contribute the business assets of the Crystal Clean division to this new company. Mr. Chalhoub invested in the new Company and recruited a team of seasoned industry professionals to join our company and implement plans for growth.

On March 11, 2008, we completed a reorganization, initial public offering and direct placement. In connection with the reorganization, initial public offering and direct placement we:

•	Became a ‘C’ corporation through the reorganization of Heritage-Crystal Clean, LLC and a merger of BRS-HCC Investment Co., Inc. with and into Heritage-Crystal Clean, Inc.;

•
Issued an aggregate total of 7,274,290 shares of common stock as part of the exchange of common and preferred units of Heritage-Crystal Clean, LLC into common stock of Heritage-Crystal Clean, Inc. in the reorganization;

•
Sold an aggregate total of 3,401,100 shares of common stock in the initial public offering and concurrent direct placement, at $11.50 per share, raising approximately $33.2 million after underwriting discounts and transaction costs;

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

Industry

We operate within the U.S. market for industrial and hazardous waste services, which we believe is an $8 billion market. Specifically, we focus on the parts cleaning, containerized waste, used oil services and vacuum services areas of the industrial and hazardous waste services markets. We estimate the markets in which we currently participate represent a $6 billion market opportunity, of which approximately $1 billion represents the increase in the market potential if the used oil re-refining market is included. Based on U.S. Census Bureau 2007

Economic Census Data, there are 800,000 establishments in the U.S. engaged in either manufacturing or vehicle maintenance. These establishments have a need to remove grease and dirt from machine and engine parts with solvent, and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops and trucking firms, as well as small manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil or waste paint that generally cannot be discarded as municipal trash or poured down a standard drain.

Parts cleaning machines and solvent are used by mechanics in industrial plants and automotive technicians in garages to clean dirty machine parts. Through use, the solvent becomes contaminated with oil and sediment and must be replaced, typically every 4 to 12 weeks. This replacement of solvent is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down the drain. Because the management of these wastes is subject to changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records and ensure compliance with environmental laws. While large businesses, which generate substantial volumes of industrial and hazardous wastes, generally find it more efficient to employ a staff of highly trained employees to manage this waste and ensure their compliance with the numerous federal, state and local regulations that surround the proper handling of these materials, small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments. Small and mid-sized businesses typically prefer to outsource these services to providers that can assist them in their disposal of used solvent as well as other wastes, including used oil, waste paint, used oil filters, discarded fluorescent light tubes and other materials subject to regulations designed to protect the environment from pollution.

We believe that the national market for industrial and hazardous waste services in which we compete continues to grow. We believe demand for our services is driven by stable demand for parts cleaning and containerized waste services, supported by potential growth in other services that result from new environmental regulations or new product developments. Opportunities to take advantage of trends toward outsourcing specialized waste services continue to present themselves as businesses choose to use full-service third party vendors in order to focus their resources on their core business.

Through our used oil collection services, we compete in the used oil collection market. Automotive shops generate used oil as a result of performing oil changes on passenger cars and trucks. Industrial plants also generate used oil, often as a result of changing lubricants used in heavy machinery. Environmental regulations prohibit the disposal of used oil into sewers or landfills, so most commercial generators arrange to have their used oil picked up periodically by a used oil collector. We believe that there are approximately 1.4 billion gallons of used oil generated in the U.S. annually, of which approximately 1.0 billion gallons are collected, with the difference being lost due to improper management and disposal. Roughly 80% of the 1.0 billion gallons that is collected is sold as fuel to asphalt plants, steel mills, and other energy users and is often sold at a discount to prices for other fuels such as natural gas. The remaining 20% of the 1.0 billion gallons is processed by re-refiners and converted into lubricating oil that is typically sold for higher prices than used oil fuels.

During fiscal year 2010 we began construction of a used oil re-refinery to produce and sell lubricating base oil. Approximately 2.5 billion gallons of lubricating oils are sold in the U.S. annually, and lubricating base oil is the constituent that makes up the vast majority of this volume. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as ExxonMobil and Shell produce a significant  share of the total U.S. base oil output, and they use some of this material in producing their own branded lubricant products and they also sell base oil to other firms that focus on the blending and packaging of lubricants. Historically, base oil has been sold for prices based on the market price of the crude oil feedstock plus a premium. High quality re-refined base oil is typically sold at prices very close to comparable high quality virgin base oil.

The Crystal Clean Solution

Through our network of 62 branches, we provide parts cleaning and industrial waste removal services to over 44,000 active customer locations. During fiscal 2010, we performed more than 270,000 parts cleaning service calls. Our services allow our customers to outsource their handling and disposal of parts cleaning solvent and other wastes and related administrative responsibilities to us. We believe these services are highly attractive to customers, who value features such as assistance in preparing waste manifests and drum labels, and regularly-scheduled service visits to check inventories and remove accumulated waste. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Our sales are generated primarily from providing parts cleaning and waste removal services for our clients, which accounted for approximately 93% of our sales for fiscal 2010. We also generate a minimal amount of sales from the sale of used oil we collect from our clients, which accounted for the remaining 7% of our fiscal 2010 sales.

In the parts cleaning industry, used solvent generated by parts cleaning customers is typically classified as a “hazardous waste” (a term defined in the regulations of the United States Environmental Protection Agency or “EPA”), but our company has implemented two different programs whereby our customers’ used solvent may be excluded from the definition of hazardous waste. In our non-hazardous program, we provide our customers with an alternative solvent not included in the EPA’s definition of hazardous waste due to its higher flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions), and then we recycle that solvent using our state-of-the-art distillation column. In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials. These two programs not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers’ locations. This can allow the client to achieve a lower “generator status” with the EPA and thereby reduce its overall regulatory burden. For example, a customer who was previously a Large Quantity Generator under EPA regulations, after switching to either our non-hazardous program or our reuse product program for parts cleaning, may become eligible to be reclassified as a Conditionally Exempt Small Quantity Generator, which could significantly reduce the number of required reports and inspections at its facility.

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil that they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a greater need for timely used oil service than with most of our other programs. We have designed our services to deliver regularly-scheduled pickups and we also have the capability to respond to unscheduled requests on short notice. In the future, we intend to operate our own used oil re-refinery, and this will enable us to provide our customers with the satisfaction that their used oil is re-refined into new lubricants using the approach cited as preferred by the U.S. EPA, and will allow them to achieve waste minimization objectives more readily than if their used oil is burned for energy recovery.

Competitive Strengths

 We believe that we are the second largest provider of parts cleaning services in the U.S. and a leading provider of containerized waste services targeting small and mid-sized customers. From our current base of 62 branch locations, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:

Large and Highly Diverse Customer Base.  Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries. Our customer base consists of over 44,000 active customer locations. In fiscal 2010, our largest single customer represented less than 3.5% of our annual sales, and our largest ten customers represented approximately 7.8% of our annual sales. This diverse customer base helps insulate us from disruption caused by the possible loss of a single large account.

Innovative Services that Reduce Customers’ Regulatory Burdens.  We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens and we have developed innovative methods to help our customers achieve this objective.  For example, we have created two parts-cleaning service programs which each exempt our customers from certain hazardous waste regulations and filing requirements:

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

Excellent Customer Service.  Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development. In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service. Our high quality service leads to high customer satisfaction, customer retention, cross-selling opportunities, and referrals to new prospects. During fiscal 2010, approximately 87% of our sales were generated from customers that we also served during fiscal 2009.

Experienced Management Team.  Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. The management team also has industry-leading experience in the used oil re-refining industry. Our senior managers have on average more than 20 years of industry experience and our middle managers have on average more than 10 years of experience. Many of our managers held key positions with Safety-Kleen between 1986 and 1998 during which time Safety-Kleen grew from $255 million to over $1.0 billion in annual revenue.

Cost-Efficient Branch Rollout Model.  Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at either a regional hub or our headquarters. This model has been the foundation for our new branch rollout during the past ten years, as we have expanded from 14 to 62 branches, and we expect to extend this model to new locations. Furthermore, as we grow within each branch, we improve our route density, which is an important contribution to profitability in our business.

Growth Strategies

We intend to grow by providing environmental solutions that meet the needs of our customers. We have several different strategies to accomplish this and they include:

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

Expanded Service Offerings.  All of our branches currently offer parts cleaning and containerized waste management services. Other services that we provide, including used oil collection services and vacuum truck services, are currently offered in less than half of our branch locations. As part of our effort to enter the used oil re-refining industry, we intend to accelerate the number of branches providing used oil collection services. As our business grows and we achieve sufficient market penetration, we expand the number of services offered at our branches. We also have other new business programs in various stages of development and these have the potential to be offered through our branch locations in the future.

Geographic Expansion.  We currently operate from 62 branch locations that offer our parts cleaning and containerized waste management services to customers in 40 states and the District of Columbia. We have historically been able to install new branches at a relatively low cost. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets. In the future, we believe that there will be opportunities to offer our services in international markets as well.

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

Development of Used Oil Re-refinery

We are currently constructing a used oil re-refinery to convert used oil into re-refined lubricating base oil. We collect used oil from our customers as part of our core service offerings, and we typically sell the used oil we collect today as a fuel. Our development of a used oil re-refinery will enable us to increase the resale value of the used oil we collect, which we believe will improve our margins and provide us with a significant competitive advantage over most other used oil collectors.

We believe that the development of a used oil re-refinery fits into our strategic growth plans for the following reasons:

•
We expect that the used oil we will collect from our customers will supply a significant portion of the used oil to be processed at the re-refinery because this service is needed by almost all of our current and target customers. Our network of 62 branches provides us with an opportunity to efficiently collect used oil from a broad geographic area for re-refining.

•
We believe that a strong demand for re-refining capabilities exists since we estimate that only 20% of the estimated one billion gallons of used oil collected in North America is routed to re-refining due to a lack of used oil re-refining capacity.

•
Re-refining is a preferred approach to used oil management based on a variety of environmental considerations, including resource recovery and reuse, energy efficiency and pollution prevention. Re-refining of used oil recovers more of the economic value of the resource than alternative methods such as burning for energy recovery.

•
We have extensive experience with the design, construction and operation of used oil re-refineries as several members of our management were significant contributors to the development of approximately 75% of the used oil re-refining capacity in North America while employed at Safety-Kleen, Inc.

The re-refining process has been used in the United States for decades to remove impurities from used oil and create lubricating base oil that can be re-used in place of virgin lubricating oil. The process generally consists of two steps: first, vacuum distillation to separate the base lubricating oil, followed by hydrotreating to remove impurities. We estimate that less than 10% of the base lubricating oil supply in the United States is currently supplied by re-refineries.

We believe the three key components to a re-refining business are used oil supply, re-refining technology and lubricating oil product sales. Our goal is to collect enough used oil feedstock to eventually ensure self-sufficient plant operation, although used oil feedstock is also available for purchase from third party suppliers. We intend to leverage our used oil collection network to generate this supply. Production of marketable lubricating oil from feedstock requires complex processes, robust screening and testing programs, and advanced re-refining technology. We believe a management team with extensive experience with these processes and technologies is necessary to design, build and operate a successful plant. We expect that our re-refinery will produce high quality lubricating base oils. Based on our management team’s prior experience with the design, construction and operation of used oil re-refineries, we have entered into preliminary discussions with several potential purchasers of re-refined lubricating base oil.

We are constructing our re-refinery to have an input capacity of approximately 50 million gallons of used oil feedstock per year and expect to produce about 30 million gallons of lubricating base oil per year. We estimate that the re-refinery will begin operating at partial capacity by 2012, or possibly even in late 2011, and have a total capital cost of approximately $40 million. We also anticipate that when the re-refinery starts operations, we will feed the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties. In 2010, we collected 7.2 million gallons of used oil from our customers. During the construction period, we plan to roll out additional used oil collection routes to increase the volume of used oil we collect. We incurred approximately $1.0 million of net expense during fiscal 2010 and we estimate that during fiscal 2011 we will incur an additional $2.0 million of net expense related to this roll out. We also expect that the operations of the re-refinery will increase our working capital requirements by approximately $5.0 million to $10.0 million.

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

We offer an integrated suite of industrial and hazardous waste services including parts cleaning, containerized waste management, used oil collection and vacuum truck services. A significant majority of our customers use our parts cleaning and/or waste management services. Parts cleaning and containerized waste management represented substantially more than half of our sales in fiscal 2010 and are offered at all our branches. Because our efforts to expand our used oil collection and vacuum truck services have started more recently, these services are currently offered at less than half of our branches and we generate less sales from these services.

In our parts cleaning services, we provide customers with parts cleaning equipment and chemicals to remove oil and grease and other contaminants from engine parts and machine parts requiring cleaning. Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir. The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts. The solvent can be reused for a period of time, after which it becomes too dirty and needs replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent while at the same time also cleaning and checking the customers’ parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe that the majority of parts cleaning services in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering two alternative parts cleaning programs (our non-hazardous and reuse programs for parts cleaning) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management — ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Conditionally Exempt Small Quantity Generator (“CESQG”). For our customers, maintaining a CESQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track and file transportation manifests; or produce other reports related to the use, storage and disposal of used solvents. We offer more than a dozen different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided machines directly from us and in some cases are sold a machine, we also offer parts cleaning service for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and water-based (aqueous) chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

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

In selected branch locations (26 as of January 1, 2011), we provide bulk used oil collection services. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize. We test the used oil to verify that there are no unwanted contaminants and pump the customer’s material into our tank truck for proper management. Generally, the used oil that we collect is resold as an industrial fuel or as feedstock for a used oil recycling process. As with our other services, we offer to visit the customer on a regularly scheduled basis to arrange for the removal of their accumulated oil. This alleviates the customer’s burden of periodically checking to see if they require service.

In selected branch locations (29 as of January 1, 2011), we provide vacuum truck services for the removal of mixtures of oil, water and sediment from wastewater pretreatment devices. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment that needs to be removed. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient pumping. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer’s equipment operates as intended. These services are also scheduled on a regular basis.

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

Operations

We operate a network of 62 local branches. Most of our locations include an area to store drums, an inventory of parts cleaners and other supplies, an area to park trucks and trailers, and a small office space while others may only include an area to park trucks.

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

While we ship collected materials to third parties, we also recycle a portion of our used parts cleaning solvent with our non-hazardous solvent recycling system at our Indianapolis hub. This system, which was completed in late fiscal 2007, allows us to recycle used solvent generated by customers participating in our non-hazardous program for parts cleaning. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After being recycled to remove oil, water, and other impurities, the resulting solvent is suitable to be re-used by our customers for parts cleaning. This enables us to reduce the feedstock inventory available for recycling as well as reduce the amount of virgin product purchases. Our non-

hazardous solvent recycling system is designed to process up to 6 million gallons per year, which provides significant capacity in excess of our current requirements.

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naptha mineral spirits), cleaning chemicals and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of Heritage, which beneficially owned 31.5% of our common stock as of January 1, 2011, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. and we have used their hazardous waste services in the past and plan to continue some level of use in the future.

Competition

The markets for parts cleaning, containerized waste management, used oil collection and vacuum truck services in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen, has held substantial market share in the parts cleaning industry for the last four decades and has developed significant market share in used oil re-refining, used oil services and containerized waste management. Safety-Kleen operates throughout the continental U.S., Puerto Rico and Canada through a network of approximately 166 branches. We believe that Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. We estimate that in the parts cleaning business, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor. Other competitors tend to be smaller regional firms or parts cleaning companies operating in a single city only. Although many of our small competitors lack the resources to offer clients a full menu of services, they generally offer parts cleaning services ancillary to a primary line of business such as used oil collection, in order to present a more complete menu to customers.

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

Employees

As of January 1, 2011, we employed 528 full time and 53 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Regulation

Substantially all of our services and products involve the collection, transportation, storage, recycling and/or disposal of industrial and hazardous waste or hazardous materials, including solvents used in parts cleaners, containerized waste including used oil, waste paint, inks, adhesives, and used oil filters; and bulk waste including used oil and oily water. Our services are highly regulated by various governmental agencies at the federal, state, and local levels, including the Environmental Protection Agency (EPA); the Department of Transportation (DOT); the Department of Labor Occupation, Safety and Health Administration (OSHA); and the Equal Employment Opportunity Commission. The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (CERCLA), the Clean Air Act (CAA), the Clean Water Act (CWA), and the Toxic Substances Control Act (TSCA), and the regulations promulgated thereunder. Our services and products require us to comply with these laws and regulations and to obtain federal, state, and local environmental permits or approvals for some of our operations. Some of these permits must be renewed periodically and governmental authorities have the ability to revoke, deny or modify these permits. Zoning and land use restrictions also apply to all of our facilities.  Siting and other state-operating approvals also apply in some states.  Regulations govern matters, such as the disposal of residual chemical wastes, operating procedures, storm water and wastewater discharges, fire protection, worker and community right-to-know, and emergency response plans. Air and water pollution laws and regulations govern certain operations at our facilities. OSHA safety standards are applicable to all of our operations. Governmental regulations apply to the vehicles used by us to transport the chemicals we distribute to customers and the waste and other residuals collected from customers. These vehicle requirements include the licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipping papers, and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements. Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings and competitive position in the current fiscal year. Additionally, as of January 1, 2011, we do not expect to incur material capital expenditures for environmental control facilities in future periods.

We are subject to federal and state regulations governing hazardous and solid wastes. The Resource Conservation and Recovery Act (RCRA) is the principal federal statute governing hazardous waste generation, treatment, transportation, storage and disposal. Under RCRA, the EPA has established comprehensive “cradle-to-grave” implementing regulations for the management of a wide range of materials identified as hazardous or solid waste. The regulations impose technical and operating requirements that must be met by facilities that generate and store, treat, and dispose of these wastes.

Our operations are governed by 10-day transfer requirements and do not typically require a hazardous waste facility permit. Under RCRA, states are delegated to implement the regulatory programs through state regulations, which can be more stringent than those of the federal EPA. We have obtained a facility waste permit for our

Baltimore, Maryland branch and are currently are pursuing waste permits in both Connecticut and New Hampshire because these states have more stringent programs and do not allow the typical 10-day transfer option. We operate 68 10-day transfer operations in the U.S.

The Comprehensive Environmental Response, Compensation, and Liabilities Act (CERCLA) governs the cleanup of inactive hazardous waste sites and imposes liability for the cleanup on “responsible parties” generating or transporting waste to a site CERCLA further provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. CERCLA imposes strict liability on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on businesses that generate those substances or transport them to the facilities. Responsible parties may be liable for substantial investigation and cleanup costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several. Certain of our customers’ and third-party contractors’ facilities have been in operation for many years and, over time, the operators of these facilities may have generated, used, handled, and disposed of hazardous and other regulated wastes or other hazardous substances. Environmental liabilities could therefore exist under CERCLA, including cleanup obligations at these facilities or off-site locations where materials from our operations were disposed of.

Proceedings are currently pending involving two sites where we were notified by the EPA that we are a potentially responsible party (“PRP”).  For the first site, we entered into a Consent Agreement with the EPA to participate in the cleanup of an abandoned drum recycler.  This site has been cleaned up in accordance with the terms of the Consent Agreement.  For the second site, we are participating in preliminary discussions with the other responsible parties and are forming a PRP group to address an abandoned oily water treatment facility.   Our general liability insurance provider is currently defending us with respect to the cleanup of  the drum recycler.   Our third party disposal facility insurance policy is providing coverage for the oily treatment facility. See “Legal Proceedings”.

In addition to regulations under RCRA and CERCLA, the EPA has adopted regulations under the Clean Air Act and the Clean Water Act. The Clean Air Act regulates emissions of pollutants into the air and requires that permits be obtained for certain sources of air emissions, including parts cleaning units.  Two of our distribution hubs are subject to permits under the Clean Air Act.  Regulations under the Clean Water Act govern the discharge of pollutants into surface waters and sewers and require discharge permits and sampling and monitoring requirements. “Pretreatment” regulations establish pretreatment standards for introduction of pollutants into publicly owned treatment works. One of our facilities currently holds an NPDES permit for stormwater runoff.

Our transportation fleet, truck drivers, and transportation of hazardous materials are also regulated by the U.S. Department of Transportation, as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass. Health and safety standards under the Occupational Safety and Health Act are also applicable to our operations.

A number of states have regulatory programs governing the operations and permitting of hazardous and solid waste facilities. In addition, some states classify as hazardous some wastes that are not regulated under RCRA. Accordingly, we must comply with the state requirements for handling state regulated wastes. Similarly, our operations are regulated pursuant to state statutes, including those addressing clean water and clean air.

In August 1997, the South Coast Air Quality Management District in California (the “SCAQMD”), enacted Rule 1171, which prohibits the use of types of solvents that we currently sell for parts cleaning operations. In the areas of California affected by this or similar regulations (including Los Angeles, San Francisco and Sacramento), aqueous parts cleaning is the primary substitute. Although other states have not passed regulations similar to Rule 1171, we cannot predict if or when other state and/or local governments will promulgate similar regulations which may restrict or prevent the use of solvent for parts cleaning. We currently have one branch located in Los Angeles, California.

More specifically to our parts cleaning services, federal and state laws and regulations dictate and restrict to varying degrees what types of cleaning solvents may be used, how a solvent may be stored, and the manner in which contaminated or used solvents may be handled, transported, disposed of, or recycled. These legal and regulatory mandates have been instrumental in shaping the parts cleaning industry. Any changes to, relaxation of, or repeal of federal or state laws and regulations affecting the parts cleaning industry may significantly affect the demand for our products as well as our competitive position in the market.

Federal and state regulations have restricted the types of solvents that may be used in vehicle maintenance and industrial parts cleaning machines and used parts cleaning solvent is often classified as hazardous waste under the regulations. We have developed methods of managing solvent as non-hazardous so as to significantly reduce the regulatory burden on us and on our customers. In our product reuse program for parts cleaning, we have developed a use for used solvent as an ingredient in manufactured asphalt roofing materials. Because the solvent is used as a direct substitute for virgin solvent and is destined for reuse as an ingredient in the manufacturing process, it is not subject to hazardous waste regulations. In the past fifteen years, we and our predecessor Heritage Environmental Services have voluntarily obtained concurrence letters from more than 30 state environmental agencies to validate this approach.

In our non-hazardous program for parts cleaning, we provide customers with solvents that do not exhibit the ignitability characteristic for hazardous wastes as defined under RCRA and we work with our customers to reduce the likelihood that toxic or flammable materials are added to the solvent during use. When used in accordance with its intended purpose and instructions, this used solvent is not subject to regulation as a “hazardous waste” and we are able to manage the used solvent as RCRA non-hazardous.

The EPA has also promulgated regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as state-regulated wastes. Our used oil collection services require compliance with both federal and state regulations. As with our parts cleaning services, we make use of various programs to reduce the administrative burden associated with our customers’ compliance with hazardous regulations for their used oils. EPA has recently proposed regulations governing the burning of certain materials not previously regulated under combustion rules, including non-specification used oil. We do not anticipate any negative impacts from this pending court ordered regulation.

The used oil re-refinery we are constructing in Indiana requires construction permits, air permits and storm water management permits. Some of these permits were required and obtained prior to construction of the re-refinery and others are required for the re-refinery’s operation.

Facilities

Our headquarters is based in a 23,100 square foot leased facility in Elgin, Illinois. We have 4 hubs and 62 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. Three of our four hubs and all of our branch locations are leased with terms ranging from month-to-month up to 5 years, and in some cases with options to extend the lease term for up to 15 years. In fiscal 2009, we completed the purchase of the industrial real estate and equipment that we had been occupying as a tenant in Indianapolis, Indiana which is the location of our largest hub; the site of our solvent recycling tower and the site of the used oil re-refinery currently under construction.

The following map sets forth the states in which we provide services:

Available Information

We maintain a website at the following Internet address: http://www.crystal-clean.com.  Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC.  The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549 or by accessing the SEC’s website at http://www.sec.gov. The public may obtain information on the operation of the SEC’s Public Reference Room by calling 1-800-SEC-0330. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics.  Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is a named executive officer of Heritage-Crystal Clean.

Name	Age	Position

Joseph Chalhoub	64	President, Chief Executive Officer and Director
John Lucks	57	Vice President of Sales and Marketing
Gregory Ray	50	Chief Financial Officer, Vice President, Business Management and Secretary
Tom Hillstrom	50	Vice President of Operations

Joseph Chalhoub
President, Chief Executive Officer and Director

Mr. Chalhoub, founder of Heritage-Crystal Clean, LLC, has served as our President, Chief Executive Officer and director since the formation of the Company in 1999. He started his career with Shell Canada as a process engineer, and he then worked for several years at SNC, an engineering firm. In 1977 he founded Breslube Enterprises and built this into the largest used oil re-refiner in North America before selling a controlling interest to Safety-Kleen in 1987. Mr. Chalhoub then served as an executive of Safety-Kleen from 1987 to 1998 and he was President of Safety-Kleen from 1997 to 1998. Mr. Chalhoub holds a Chemical Engineering degree with high distinction from École Polytechnique, Montréal. Mr. Chalhoub has over 30 years of experience in the industrial and hazardous waste services industry.

John Lucks
Vice President of Sales and Marketing

Mr. Lucks has served as our Vice President of Sales and Marketing since May 6, 2010 and prior to that as our Vice President of Sales since 2000. From 1988 to 1997, Mr. Lucks served as the Vice President of Industrial Marketing and Business Management of Safety-Kleen, where he was in charge of and oversaw a $300 million revenue business unit. Mr. Lucks also led the development of several lines of business, in particular the industrial parts cleaning and drum waste business which became the largest segment of Safety-Kleen. Mr. Lucks has over 30 of years experience in the industrial and hazardous waste services industry.

Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary

Mr. Ray has served as our Vice President, Business Management since 1999. In addition, Mr. Ray has served as our Secretary since 2004, and as our Chief Financial Officer since June 2007. From 1998 to 1999, Mr. Ray served as the Vice President, Business Management of Safety-Kleen, where he was in charge of and oversaw a $700 million revenue business unit. While in that position, Mr. Ray was responsible for managing and expanding the used oil collection service and establishing the first nationwide used oil program. From 1983 to 1993, Mr. Ray helped establish the used oil recycling business of Evergreen Oil. Mr. Ray has over 20 years of experience in the industrial and hazardous waste services industry.

Tom Hillstrom
Vice President of Operations

Mr. Hillstrom has served in various capacities since joining Heritage-Crystal Clean, LLC in 2002. He is currently our Vice President of Operations. From 1983 to 2000, Mr. Hillstrom served in various functions at Safety-Kleen. He was the Facility Manager for the East Chicago used oil re-refinery during its start-up and first years of operation, and from 1996 to 1998, he was Director of Planning and Evaluation, where he was responsible for strategic planning and acquisitions. Mr. Hillstrom holds a chemical engineering degree from University of Notre Dame, South Bend, Indiana. Mr. Hillstrom has over 20 years of experience in the industrial and hazardous waste services industry.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in shares of our common stock. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment in our common stock.

Risks Relating to Our Business

Our results of operations and financial condition have been and could in the future be materially adversely impacted by the economic downturn.

The economy has experienced a severe and prolonged downturn as a result of the deterioration in the capital markets and related financial crisis which has adversely impacted our customer base, which is primarily composed of companies in the automotive repair and manufacturing industries. The overall levels of demand for our parts cleaning products and supplies and other services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence and housing demand. Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing and operating margins for our services and products. Both our customers and suppliers have felt the impact of the economic downturn. During the recent economic downturn, our customers sought ways to reduce their costs which in turn have reduced their demand for our services. Our customers and suppliers may face severe financial difficulties causing them to cease some or all their business operations or to reduce the volume of products they purchase from us in the future. We may have accounts receivables owing from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

Adverse economic and financial markets conditions may cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. Such changes could adversely affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we could be adversely affected.

In addition, a substantial or prolonged material adverse impact on our results of operations and financial condition due to the recent economic downturn could affect our ability to satisfy the financial covenants in our bank credit facility, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that may be outstanding under our bank credit facility. The cost of our obtaining an amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our bank credit facility. Further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our bank credit facility would become immediately due and payable

Our operating margins and profitability may be negatively impacted by the volatility in crude oil, solvent, fuel and energy costs.

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

Increased costs of crude can significantly increase our operating costs. Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase. The market price of crude has been volatile and rose substantially from 2004 to 2008 before falling significantly in late 2008. During this period of rising crude costs, we experienced increases in the cost of fuel, solvent and other petroleum-based products. We have in the past been able mitigate the increased fuel and solvent costs through the imposition of price increases and energy surcharges on our invoices to customers. However, because of the competitive nature of the industry, the recent economic downturn and the terms of customer contracts, there can be no assurance that we will be able to pass on future price increases. Due to political instability in oil-producing countries, oil prices could increase significantly in the future. A significant increase in fuel or solvent costs could lower our operating margins and negatively impact our profitability. We currently do not use financial instruments to hedge against fluctuations in oil, solvent or energy prices. If this volatility continues, our operating results could also be volatile and adversely affected.

In addition, a significant portion of our inventory consists of new and used solvents. Volatility in the price of crude oil has in the past impacted and can significantly impact in the future the value of this inventory and our operating margins. For example, in the fourth quarter of fiscal 2008, we generally experienced a sharp decrease in the cost of crude oil and related commodities which caused a decline in the market value of our solvent and used oil inventory and we recorded a $2.8 million non-cash inventory impairment charge on that portion of the Company’s solvent and oil inventory that is held for sale, reflecting the lower market value of such inventory. Additionally, we recorded $1.7 million in additional expense to reflect the lower value of the solvent inventory held for use in the Company’s service programs. Further, because we apply a first-in first-out accounting method, volatility in solvent and oil prices can significantly impact our operating margins. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected. Moreover, the impact of crude oil price volatility on our business and financial results will likely increase when we enter the used oil re-refining industry.

We may not be able to build and operate a used oil re-refinery as planned and it may cost more than anticipated which could harm our business.

We are currently constructing a used oil re-refinery. The construction of the re-refinery is in its early stages and we may be unable to construct the re-refinery on the current timetable or as currently contemplated. There can be no assurance that we will develop a commercially successful re-refinery or that unforeseen market conditions will not adversely impact the construction, operation or profitability of the re-refinery. The development of a used oil re-refinery is a new business for our company and requires a different employee base and skill set than that required for our current business. These new skill sets include chemical engineering, design and operational management of the re-refinery. Although our management team has operated re-refineries for other companies, we cannot assure you that we will have sufficient expertise to develop a re-refinery within the budget contemplated or that it will operate within the performance parameters currently contemplated for the re-refinery. Further, the development of the re-refinery will require time and resources, including the attention of our management, which could divert our management from other activities and may impair the operation of our existing business.

The construction of the re-refinery could take longer than expected, cost more than expected or not perform as anticipated. For example, the use of subcontractors or the costs of materials such as steel to construct the facility may be more expensive than we anticipate leading to project cost overruns. In addition, the construction and operation of a re-refinery is highly regulated. We have received all the major permits for the construction and operation of the re-refinery; however, the permit process is ongoing. We may be subject to delays  of the project if we are unable to obtain permits on terms acceptable to us.

We currently expect that the development and construction of the re-refinery will cost approximately $40 million. In addition, during our development of the re-refinery, we expect to expand our used oil collection services through our existing branch network and potential acquisitions in preparation for servicing the re-refinery. We incurred approximately $1.0 million of net expense during fiscal 2010 and we estimate that during fiscal 2011 we will incur an additional $2.0 million of net expense related to this roll out. We currently expect to use existing cash to pay a portion of the costs needed to develop the re-refinery and expect to obtain the remaining funds needed from borrowings under our credit agreement. If we are not able to borrow sufficient funds or obtain other sources to finance the re-refinery, we may not be able to complete the re-refinery which could have a material adverse effect on our business. Even if we secure adequate financing, our investments in this project may limit our ability to pursue other opportunities in the future.

The used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our revenue and earnings.

We may not be able to realize the expected benefits from developing and operating a used oil re-refinery. If we complete the construction of the re-refinery, the subsequent operation of the plant creates different and additional risks compared to our historic service businesses. We may experience difficulty securing sufficient used oil feedstock to run the re-refinery at anticipated rates and have to pay more for the feedstock or reduce our operating rates. We may also have difficulty selling all of the lubricating base oil that we produce. Our costs for used oil feedstock and the prices that we can sell the lubricating base oil and byproducts made by the re-refinery are determined by competitive market factors including the world price of crude oil, prices for natural gas, and the lubricating oil prices posted by major refiners, none of which we control. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil. Our estimates of revenue and profitability for the re-refinery could prove to be erroneous or could be impacted by changes in these market factors. In particular, if crude oil prices come down, we expect that we would experience a reduction in our margins from used oil re-refining as well as potential inventory charges related to material held for processing or sale. Even if prices decrease, the costs required to collect and process the used oil may not decrease. If crude oil prices rise, we expect that the feedstock prices for our re-refinery would also increase. If the prices we charge for our re-refined oil and the costs to collect and re-refine used oil do not move together or in similar magnitudes, our profitability may be materially and negatively impacted. Any volatility in the price of crude oil could also cause volatility in our operating results.

Our operation of a re-refinery exposes us to risks related to the potential adverse environmental impact of a spill or other release at the re-refinery, the loss of permits, the risk of explosion or fire or other hazards, the risk of injury to our employees or others, as well as the negative publicity due to public concerns regarding our operation. While these risks are in some respects similar to risks that we have experienced in our traditional service businesses, the magnitude of exposure may be greater due to the nature of the used oil re-refining industry and the greater volumes, temperatures and pressures involved. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable or we will not choose to procure insurance at levels that will cover any potential exposure.

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

Our business relies on continued demand for our parts cleaning and waste management services in the U.S. automotive repair and U.S. manufacturing industries, which may suffer from declining market size and number of locations, due in part to the uncertainty of the continued economic recovery, the potential bankruptcies of U.S. automobile manufacturers, international competition and consolidation in U.S. markets. Industry trends affecting our customers, including the continued trend of U.S. manufacturing moving offshore and the influx of inexpensive imported automotive aftermarket products, has caused our customers’ business to contract which could reduce the demand for our parts cleaning and other services and products and have a material adverse impact on our business. As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult.

We conduct business in an industry that is highly regulated by environmental, health and safety, transportation, and employment laws and regulations. If we do not comply with these laws and regulations, we may be subject to involuntary shutdowns and/or significant financial penalties and negative response from our customers.

The sale, handling, transportation, storage, recycling and disposal of industrial and hazardous waste, including solvents used in parts cleaners, used oil and containerized waste are highly regulated by various legislative bodies and governmental agencies at the federal, state and local levels, including the EPA, the Department of Transportation, and the Occupational Safety and Health Administration, or OSHA. Any failure by us to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures for equipment upgrades, fines, penalties, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs and/or involuntary temporary or permanent discontinuance of our operations. There currently exists a high level of public concern over hazardous waste operations, including with respect to the siting and operation of transfer, processing, storage and disposal facilities. Part of our business strategy described above is to increase our re-refining capacity through the construction of a new facility and by adding new branch operations. Each of these efforts would require us to undergo an intensive regulatory approval process that could be time consuming and impact the success of our business strategy. Zoning, permit and licensing applications and proceedings, as well as regulatory enforcement proceedings, are all matters open to public scrutiny and comment. Accordingly, from time to time we have been, and may in the future be, subject to public opposition and publicity which may damage our reputation and delay or limit the expansion and development of our operating properties or impair our ability to renew existing permits which could prevent us from implementing our growth strategy and have a material adverse effect on our business, financial condition or results of operations.

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

The markets for parts cleaning, containerized waste management, used oil collection, and vacuum truck services are intensely competitive. While numerous small companies provide these services, Safety-Kleen, our largest competitor, has held substantial market share in the parts cleaning industry for the last four decades and has developed a significant market share in used oil services, including used oil re-refining, and containerized waste management. Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. Our business growth, financial performance and prospects will be adversely affected if we cannot gain market share from these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen, or other competitors, materially lower their prices, improve service quality or develop more competitive product and service offerings.

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

As a company engaged in the sale, handling, transportation, storage, recycling and disposal of materials that are or may be classified as hazardous by federal, state, or other regulatory agencies, we face risks of liability for environmental contamination. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them to the facilities. As a potentially responsible party, or PRP, we may be liable under CERCLA for substantial investigation and cleanup costs even if we operate our business properly and comply with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and cleanup, even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if we were able to identify who the other responsible parties might be, we may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources.

Our facilities and the facilities of our customers and third party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. Our pollution liability insurance excludes certain liabilities under CERCLA. Thus, if we were to incur liability under CERCLA that was not covered by our insurance and if we could not identify other parties responsible under the law whom we are able to compel to contribute to the liabilities, the cost to us could be substantial and could impair our profitability, reduce our liquidity and have a material adverse effect on our business. Although our customer service agreements typically provide that the customer is responsible for ensuring that only appropriate materials are disposed of, we could be exposed to third party claims if customers dispose of improper waste, and we might not be successful in recovering our damages from those customers. In addition, new services or products offered by us (such as the re-refining of used oil) could expose us to further environmental liabilities for which we have no historical experience and cannot estimate our potential exposure to liabilities.

Our fixed cost structure may result in a greater loss or reduced earnings.

Our network, including our facilities, fleet and personnel, subjects us to fixed costs, which makes our margins and earnings sensitive to changes in revenues. In periods of declining demand, our fixed cost structure may limit our ability to cut costs, which may put us at a competitive disadvantage to firms with lower cost structures, or may result in reduced operating margins and operating losses.

We carry inventory of used solvents generated by customers participating in our product reuse program for parts cleaning.

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to take a charge to inventory and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2010 and prior years, we may not in future years.

Our ability to achieve our business and financial objectives is subject to our ability to expand our non-hazardous programs for parts cleaning.

For our business to grow we may need to expand our non-hazardous program for parts cleaning. Unlike used solvent generated by customers participating in our product reuse program for parts cleaning (which must be resold for reuse as an ingredient), used solvent generated by customers participating in our non-hazardous program for parts cleaning can be recycled by third party recyclers or by us. We have constructed a solvent recycling system at our Indianapolis hub to recycle used solvent generated by customers participating in our non-hazardous program and we may also undertake similar projects in the future. Any unanticipated costs in operating our solvent recycling system could have a material adverse effect on our operating results and require us to seek an alternative means to recycle or dispose of used solvent.

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

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Joseph Chalhoub, our President, Chief Executive Officer and Director, Gregory Ray, our Chief Financial Officer, Vice President, Business Management and Secretary, John Lucks, our Vice President of Sales and Marketing, Tom Hillstrom, our Vice President of Operations and Glenn Casbourne, our Vice President of Engineering. These

individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key man life insurance policies on any of our named executive officers. One of our key growth strategies is our construction of a used oil re-refinery. Given their past experience in the development of re-refinery facilities in the U.S., the retention of the members of our management team is particularly critical to our ability to develop the re-refinery as planned. The loss of any of these individuals could adversely impact our ability to compete and operate the re-refinery.

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

Because we rely on our extended network of 62 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee and control information reporting from these locations. If in the future we are unable to effectively oversee and control information reporting from our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, and our business could be materially adversely affected.

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

We are subject to potential liability claims relating to our services and products.

We offer our customers specific guarantees that we will be responsible for all expenses resulting from any spill that occurs while we are transporting, processing or disposing of customers’ used solvent and other waste. Accordingly, we may be required to indemnify our customers for any liability under CERCLA or other environmental, employment, health and safety laws and regulations. We may also be exposed to product liability claims by our customers, users of our parts cleaning products or third parties claiming damages stemming from the mechanical failure of parts cleaned with solvents and/or equipment provided by us. Although we maintain product liability insurance coverage, if our insurance coverage proves inadequate or adequate insurance becomes unreasonably costly or otherwise unavailable, future claims may not be fully insured. An uninsured or partially insured successful claim against us could have a material adverse effect on our business, financial condition and results of operations.

Our focus on small business customers causes us to be subject to the trends and downturns impacting small businesses, which could adversely affect our business.

Our customer base is primarily composed of small companies in the automotive repair and manufacturing industries. The high concentration of our customers that are small businesses exposes us to some of the broad characteristics of small businesses across the U.S. Small businesses start, close, relocate, and get purchased or sold frequently. In addition, small businesses tend to be more significantly affected by economic recessions than larger businesses. This leads to a certain amount of ongoing turnover in the market. As a result, we must continually identify new customers and expand our business with existing customers in order to sustain our growth. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business.

We obtain services from our largest stockholder, The Heritage Group (“Heritage”) and its affiliates, which we refer to collectively herein as Heritage, and our inability to replace these services in the future on economically acceptable terms could materially adversely affect our business.

We obtain certain services from Heritage including disposal and product analytical services and workers’ compensation insurance. Heritage beneficially owned 31.5% of our outstanding common stock as of January 1, 2011.  If the services that we receive from Heritage become unavailable from Heritage, to the extent that we are unable to negotiate replacements of these services with similar terms, we could experience increases in our expenses.

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

We are dependent on third parties to supply us with the necessary components and materials to service our customers. We are also dependent on third party transport, including rail, recycling and disposal contractors.

In the operation of our business, we supply a large amount of virgin solvent and parts cleaning equipment to our customers. We do not maintain extensive inventories for most of these products. If we become unable to obtain, or experience delays in the transportation of, adequate supplies and components in a timely and/or cost-effective manner, we may be unable to adequately provide sufficient quantities of our services and products to our customers, which could have a material adverse effect on our financial condition and results of operations.

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

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 62 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

We may be unable to manage our growth.

In our first ten eleven years of operation, sales have increased at a compound annual growth rate of 23.5% from 1999 to 2010 although we experienced a 9% decrease in our sales from 2008 to 2009. Our growth to date has placed and may continue to place significant strain on our management and its operational and financial resources. We anticipate that continued growth, if any, as well as our plans to enter the used oil re-refining industry, will require us to recruit, hire and retain new managerial, finance, sales, marketing and operational personnel. We cannot be certain that we will be successful in recruiting, hiring or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.

Expansion of our business may result in unanticipated adverse consequences.

In the future, we may seek to grow our business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures or constructing new facilities such as the used oil re-refinery. Acquisitions, partnerships, joint ventures, investments or construction projects may require significant managerial attention, which may divert our management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities or the development of a new business line could entail a number of additional risks, including:

•	the failure to successfully integrate the acquired businesses or facilities into our operations;

•	the inability to maintain key pre-acquisition business relationships;

•	loss of key personnel of the acquired business or facility;

•	exposure to unanticipated liabilities; and

•	the failure to realize efficiencies, synergies and cost savings.

As a result of these and other factors, including the general economic risk associated with the industries in which we operate, we may not be able to realize the expected benefits from any recent or future acquisitions, new facility developments, partnerships, joint ventures or other investments.

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

Climate change legislation or regulations restricting emissions of “Greenhouse Gases” could result in increased operating costs and reduced demand for our services.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.   In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to monitor emissions and to reduce emissions of GHGs associated with our operations.

Risks Related to our Common Stock

The price of our shares of common stock may be volatile.

The trading price of shares of our common stock may fluctuate substantially. In particular, it is possible that our operating results may be below the expectations of public market analysts and investors, including the results of our planned entry into the used oil re-refining industry, and, as a result of these and other factors, the price of our common stock may decline. These fluctuations could cause you to lose part or all of your investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

•	variations in our operating results, including variations due to changes in the price of crude oil;

•	announcements by us, our competitors or others of significant business developments, changes in customer relationships, acquisitions or expansion plans;

•	analysts’ earnings estimates, ratings and research reports;

•	the depth and liquidity of the market for our common stock;

•	speculation in the press;

•	strategic actions by us or our competitors, such as sales promotions or acquisitions;

•	actions by our large stockholders or by institutional and other stockholders;

•	conditions in the industrial and hazardous waste services industry as a whole and in the geographic markets served by our branches; and

•	domestic and international economic factors unrelated to our performance.

The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

The small public float for our shares may make it difficult to sell your shares and may cause volatility in our stock price.

A substantial portion of our shares of common stock are closely held by certain inside investors and our common stock has experienced limited trading volume since our initial public offering. As of January 1 2011, Heritage beneficially owned 31.5% of our common stock, Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, beneficially owned 7.1% of our common stock and collectively Heritage, our directors and executive officers beneficially owned 65.5% of our common stock.  In addition, under a participation rights agreement between us and Heritage, Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

Heritage and Mr. Fehsenfeld have significant influence over our company, and their control could delay or deter a change of control or other business combination or otherwise cause us to take actions with which you may disagree.

As of January 1, 2011, Heritage beneficially owned 31.5% of our outstanding common stock and Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, owned an additional 7.1% of our outstanding common stock. As a result, Heritage and Mr. Fehsenfeld have significant influence over our decision to enter into any corporate transaction and with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any businesses that we decide to acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission, or SEC, NASDAQ or other regulatory authorities.

We do not currently intend to pay cash dividends on our common stock to our stockholders and any determination to pay cash dividends in the future will be at the discretion of our Board of Directors.

We currently intend to retain any profits to provide capacity for general corporate uses and growth of our business. Our Board of Directors does not intend to declare cash dividends in the foreseeable future. Any determination to pay dividends to our stockholders in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition and other factors deemed relevant by our Board of Directors. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates. In addition, the terms of our existing or future borrowing arrangements may limit our ability to declare and pay dividends.

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

Our headquarters is based in a 23,100 square foot leased facility in Elgin, Illinois. We have 4 hubs and 62 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. Three of our four hubs and all of our branch locations are leased with terms ranging from month-to-month up to 5 years, and in some cases with options to extend the lease term for up to 15 years. In fiscal 2009, we purchased the industrial real estate and equipment that we had been occupying as a tenant in Indianapolis, Indiana which is the location of our largest hub; the site of our solvent recycling tower and the site of the used oil re-refinery currently under construction.

The following map sets forth the states in which we provide services as of the end of fiscal 2010:

ITEM 3.	LEGAL PROCEEDINGS

We are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

U.S. Environmental Protection Agency vs. Heritage-Crystal Clean, LLC et al

On December 7, 2006, we were notified by the EPA that we were named as a potentially responsible party in the Hassan Barrel CERCLA cleanup conducted by the EPA in Fort Wayne, Indiana. We were one of approximately 65 potentially responsible parties (the “PRPs”) that sent empty containers to Hassan Barrel for reconditioning or scrap preparation. Hassan Barrel subsequently abandoned its operation and approximately 12,000 containers of drum reconditioning waste at its site. The EPA performed a Superfund Removal Action to remove waste containers and then pursued legal action against parties that paid Hassan to recondition drums. The EPA pursued cost recovery for its activities and directed the PRPs to do a subsurface environmental study and subsequent soil removal. We and the other PRPs negotiated a settlement agreement with the EPA to implement a work plan to restore the site. The EPA has accepted the final report for the soil removal. The PRPs also filed a lawsuit against Hassan’s insurance carrier and a mediated settlement resulted in a $1.6 million settlement on June 9, 2009.  The net proceeds will be either distributed to the participating PRPs or be used to purchase an insurance policy for any possible future claims by the EPA or surrounding neighbors.

Ecological Services Inc. (“ESI”) CERCLA

In October 2010, we were notified by the EPA that we were named as a potentially responsible party in the Ecological Services Inc. (“ESI”) CERCLA cleanup by the EPA in Indianapolis, Indiana.  We are currently the second largest potentially responsible party.  We are one of approximately 1,200 companies that sent oily water or non-hazardous liquid waste to ESI for recycling and/or treatment.    Waste processing tanks were left with waste and treatment residues which has led to storm water overflowing from the ESI combined treatment systems and off-site releases of the waste and residue.  The EPA is seeking that the top 50 potentially responsible parties (the “PRPs”) empty facility tanks, lines, and sumps of wastes and process residues to prevent future overflows.  The PRPs are currently forming a working committee and will prepare a work plan for the EPA’s approval and begin negotiating a settlement agreement.  We believe that we have insurance coverage for our exposure in this matter, including our legal costs, except for a $10,000 deductible.  We are also insured under ESI’s policy, for which there is no deductible.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “HCCI”.  The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by NASDAQ.

2009	High	Low
First Quarter	$13.00	$6.90
Second Quarter	10.40	7.05
Third Quarter	13.57	10.01
Fourth Quarter	13.34	9.88
2010	High	Low
First Quarter	$12.39	$8.19
Second Quarter	12.05	7.51
Third Quarter	9.95	7.51
Fourth Quarter	10.95	9.27

On February 24, 2011, the closing price of our common stock on the NASDAQ Global Select Market was $11.80 per share.  On February 24, 2011, there were 202 stockholders of record of our common stock.  Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing.  However, in most cases, the nominees’ holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders.  As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain our future earnings, if any, for use in the operation and expansion of our business and payment of our outstanding debt.  In addition, our current credit agreement prohibits us from paying cash dividends on our common stock (see "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between March 12, 2008 (the date of our initial public offering) and January 1, 2011, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period.  This graph assumes the investment of $100 on March 12, 2008 in our common stock, in the NASDAQ Composite Index and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any.  The graph assumes the initial value of our common stock on March 12, 2008 was the initial public offering price of $11.50 per share.

The comparisons shown in the graph below are based upon historical data.  We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	03/12/08	01/03/09	01/02/10	01/01/11
Heritage-Crystal Clean, Inc.	$100.00	$100.87	$90.96	$87.48
NASDAQ Composite Index	$100.00	$72.74	$101.13	$118.23
NASDAQ Industrial Index	$100.00	$65.93	$92.55	$115.66

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report.  This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report.  Our fiscal year ends on the Saturday closest to December 31.  “Fiscal 2010” represents the 52-week period ended January 1, 2011.  “Fiscal 2009” represents the 52-week period ended January 2, 2010.  “Fiscal 2008” represents the 53-week period ended January 3, 2009.  “Fiscal 2007” represents the 52-week period ended December 29, 2007 and “Fiscal 2006” represents the 52-week period ended December 30, 2006.    We have derived the statement of operations for the year ended December 29, 2007 and December 30, 2006 and the balance sheet data at January 3, 2009, December 29, 2007 and December 30, 2006 from our audited consolidated financial statements not included in this report.

	Fiscal Year
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales	$112,118	$98,398	$108,143	$89,734	$73,717
Cost of sales	30,838	26,040	29,430	22,920	18,823
Cost of sales — inventory impairment (1)	—	—	2,778	2,182	—
Gross profit	81,280	72,358	75,935	64,632	54,894
Operating costs	56,921	51,940	53,497	43,573	36,837
Selling, general, and administrative expenses	18,717	17,137	20,220	15,583	12,355
Proceeds from contract termination (1)	—	—	—	(3,000)	—
Loss on disposal of fixed assets — net	—	159	—	—	—
Operating income	5,642	3,122	2,218	8,476	5,702
Interest expense	—	3	408	1,408	1,415
Income before income taxes	5,642	3,119	1,810	7,068	4,287
Provision for income taxes (2)	2,371	1,326	2,618	—	—
Net income (loss)	3,271	1,793	(808)	7,068	4,287
Preferred return	—	—	339	1,691	1,691
Net income (loss) available to common stockholders	$3,271	$1,793	$(1,147)	$5,377	$2,596

Net income (loss) per share available to common stockholders: basic	$0.26	$0.17	$(0.11)	$0.75	$0.36
Net income (loss) per share available to common stockholders: diluted	$0.26	$0.17	$(0.11)	$0.74	$0.36

Number of weighted average common shares outstanding (3) :
Basic	12,645	10,700	9,985	7,178	7,114
Diluted	12,704	10,772	9,985	7,229	7,114

Cash dividends per common share	$—	$—	$—	$—	$—

PRO FORMA DATA (UNAUDITED):
Net income (loss)	$3,271	$1,793	$(808)	$7,068	$4,287
Pro forma provision for income taxes (2)	—	—	497	2,898	1,791
Return on preferred and mandatorily redeemable capital units	—	—	372	1,730	1,700
Pro forma net income (loss) available to common stockholders	$3,271	$1,793	$(1,677)	$2,440	$796

Pro forma net income (loss) per share: basic	$0.26	$0.17	$(0.17)	$0.34	$0.11
Pro forma net income (loss) per share: diluted	$0.26	$0.17	$(0.17)	$0.34	$0.11

OTHER OPERATING DATA (UNAUDITED):
Average sales per working day	$440	$390	$422	$355	$291
Number of branches at end of fiscal year	62	58	54	48	47

	At Fiscal Year End
	2010	2009	2008	2007	2006
	(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$21,757	$1,090	$327	$479	$271
Total assets	89,572	53,987	52,016	47,984	36,387
Total debt	—	—	20	22,045	18,130
Redeemable capital units	—	—	—	2,261	2,261
Total stockholders’ equity/members’ capital	73,544	43,925	41,556	12,708	8,776

(1)
In fiscal 2008, we incurred a $2.8 million non-cash inventory impairment charge related to valuing our reuse solvent inventory which is held for sale to market value.  This charge was due to a sharp decline in crude oil prices which resulted in the market value for our reuse solvent declining below historic (FIFO) values.  In fiscal 2007, we received $3.0 million from the termination of a contract with a customer for our used solvent who had failed to meet its volume purchase obligations.  We recorded an impairment charge of $2.2 million in fiscal 2007 to reduce solvent inventories to net realizable value in connection with this settlement.

(2)
On March 11, 2008, the date of our initial public offering, we reorganized our corporate legal structure from a limited liability company to a “C” Corporation.  As a limited liability company, we were not subject to federal or state corporate income taxes.  Therefore, net income does not give effect to taxes.  For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years.

(3)
For fiscal years 2006 through 2007, the weighted average shares outstanding information reflects the 500-for-1 exchange of common units for common stock and the issuance of 1,217,390 shares of common stock in our reorganization that occurred immediately prior to our initial public offering in March 2008.  We have included the redeemable common capital units outstanding prior to the reorganization in the calculation of basic and diluted earnings per share as the effect of excluding them would be anti-dilutive.  In accordance with FASB guidance, the shares of common stock that were mandatorily redeemable are excluded from the calculation of basic and diluted earnings per share.  We have deducted earnings attributable to mandatorily redeemable units from income available to common unit holders.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  Factors that could cause such differences include those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to update any of the forward-looking statement.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  “Fiscal 2010” represents the 52-week period ended January 1, 2011. “Fiscal 2009” represents the 52-week period ended January 2, 2010 and "Fiscal 2008" represents the 53-week period ended January 3, 2009.

Overview

We are a leading provider of industrial and hazardous waste services to small and mid-sized customers who are engaged in vehicle maintenance or manufacturing activities. We offer a broad range of services desired by these customers including parts cleaning solvent management, and the removal and management of a variety of regulated wastes. We operate from a network of 62 branch facilities providing service to customers in 40 states.

Our sales are generated primarily from providing parts cleaning and waste removal services for our clients, which accounted for approximately 93% of our sales for fiscal 2010. We also generate a minimal amount of sales from the sale of used oil, which accounted for the remaining 7% of our fiscal 2010 sales. The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as sales, but rather as a reduction in our net cost of solvent under cost of sales. We define and measure same-branch sales for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average sales per working day by dividing our sales by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

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

Our cost of sales includes the costs of the materials we use in our services, such as solvent and other chemicals, depreciation on the parts cleaning machines we own and provide to customers, transportation of solvents and waste, and our payments to other parties to recycle or dispose of the waste materials that we collect. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. Increased costs of crude oil, a component of solvent, can increase cost of sales, although we attempt to offset such increases with increased prices for our services.

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

In the first quarter of 2010, we announced our plans to develop a used oil re-refinery which is currently under construction in Indianapolis, Indiana. The re-refinery is designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil. The estimated capital cost of the project is approximately $40 million and the re-refinery is expected to begin operating at partial capacity by 2012, or possibly even in late 2011.

Our History

The history of our business activity dates back to the late 1980s, when Heritage Environmental Services established a division to concentrate on the service needs of smaller customers. This division, known as Crystal Clean, began providing parts cleaning and used oil collection services to customers in Indianapolis, Indiana, and gradually expanded to several other cities in the Midwest. During the 1990s, the Crystal Clean division expanded into markets in Texas and Louisiana as the result of a business venture with a major branded motor oil company. By the late 1990s, the Crystal Clean division was offering services to small to mid-sized customers in roughly a dozen metropolitan areas. In 1999, the parent of Heritage Environmental Services and Joseph Chalhoub, our current Chief Executive Officer, agreed to form a new company, Heritage-Crystal Clean, LLC, and to contribute the business assets of the Crystal Clean division to this new company. Mr. Chalhoub invested in the new Company and recruited a team of seasoned industry professionals to join our company and implement plans for growth.

On March 11, 2008, we completed a reorganization, initial public offering and direct placement. In connection with the reorganization, initial public offering and direct placement we:

•	Became a ‘C’ corporation through the reorganization of Heritage-Crystal Clean, LLC and a merger of BRS-HCC Investment Co., Inc. with and into Heritage-Crystal Clean, Inc.;

•
Issued an aggregate total of 7,274,290 shares of common stock as part of the exchange of common and preferred units of Heritage-Crystal Clean, LLC into common stock of Heritage-Crystal Clean, Inc. in the reorganization;

•
Sold an aggregate total of 3,401,100 shares of common stock in the initial public offering and concurrent direct placement, at $11.50 per share, raising approximately $33.2 million after underwriting discounts and transaction costs;

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

Stock-Based Compensation

The Company recognizes stock based compensation expense based on the estimated grant date fair value of the awards. See Note 16 “Stock-Based Compensation” for more details. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company values restricted stock as of the closing stock price on the measurement date, and then amortizes the expense on a straight-line basis over the remaining vesting period of the awards.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. As no triggering events occurred during fiscal 2010 we have not tested for impairment.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the FASB ratified guidance for revenue arrangements with multiple deliverables. In absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, it requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The proposed effective date of the draft abstract is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company will adopt this guidance on January 2, 2011 and the adoption of these amendments will not have a material impact on the disclosures of the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy. The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010. We adopted these amendments in the first quarter of fiscal 2010 and the adoption did not have a material impact on the disclosures of our consolidated financial statements.

Business Combinations: Disclosure of Supplementary Pro Forma Information

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force),” which amends authoritative guidance on business combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. We will adopt the authoritative guidance on January 2, 2011.

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

Results of Operations

Fiscal Year Ended January 1, 2011 (“fiscal 2010”) versus Fiscal Year Ended January 2, 2010 (“fiscal 2009”)

	Fiscal 2010 versus Fiscal 2009
	January 1, 2011%		January 2, 2010%
	(Dollars in thousands)

Sales	$112,118	100.0%	$98,398	100.0%
Cost of sales	30,838	27.5%	26,040	26.5%
Gross profit	81,280	72.5%	72,358	73.5%
Operating costs	56,921	50.8%	51,940	52.8%
Selling, general, and administrative expenses	18,717	16.7%	17,137	17.4%
Loss on disposal of fixed assets - net	—	0.0%	159	0.2%
Operating income	5,642	5.0%	3,122	3.2%
Interest expense – net	—	0.0%	3	0.0%
Income before income taxes	5,642	5.0%	3,119	3.2%
Provision for income taxes	2,371	2.1%	1,326	1.3%
Net income	$3,271	2.9%	$1,793	1.8%

Sales

For fiscal 2010, sales increased $13.7 million, or 13.9%, to $112.1 million from $98.4 million for fiscal 2009. Both fiscal 2010 and 2009 reported sales for 52 weeks.  See Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of this report for a description of our basis of presentation.

At the end of fiscal 2010, we were operating 62 branch locations compared with 58 at the end of fiscal 2009.  There were 58 branches that were in operation during both the fiscal years of 2010 and fiscal 2009, which experienced an increase in same-branch sales of $12.1 million, or 12.3%.  Excluding the 3 branches in this group that gave up customers to new branch openings, the remaining 55 branches experienced an increase in same-branch sales of $11.6 million, or 12.8%.

Cost of sales

For fiscal 2010, total cost of sales increased $4.8 million, or 18.4%, to $30.8 million from $26.0 million for fiscal 2009.  Cost of sales as a percentage of sales increased to 27.5%, from 26.5%, in fiscal 2009.  The increase in costs of sales as a percentage of sales is primarily a result of the increased used oil collection costs. The volume of used oil collected increased significantly as we added new used oil trucks to our branch network. Due to the steady increase in energy prices during 2010, the cost of solvent increased compared to 2009 such increase being partially offset by the benefit of selling the reuse solvent at prices higher than their carrying value.  Reuse solvent sales had a positive impact on our costs of sales during 2010 and 2009 of $0.8 million and $0.4 million, respectively.  Additionally, during 2010 we did not repeat the $0.9 million write down of inventory we incurred in the first quarter of 2009.

Operating costs

        For fiscal 2010, operating costs increased $5.0 million, or 9.6%, to $56.9 million from $51.9 million for fiscal 2009.  Although wages and benefits costs increased due to the opening of new branches and diesel fuel and transportation surcharges increased with the steady increase in energy prices during fiscal 2010, we were able to effectively leverage our fixed costs and reduce operating costs as a percentage of sales from 52.8%, in fiscal 2009, to 50.8% in fiscal 2010.  Additionally, we incurred start-up costs associated with the new oil trucks added in fiscal 2010.

Selling, general, & administrative expenses

For fiscal 2010, selling, general and administrative expenses increased $1.6 million, or 9.2%, to $18.7 million from $17.1 million for fiscal 2009.  The increase was due to increased sales salaries and benefits associated with higher sales. Non-cash compensation expense and the allocation of the Management Incentive Plan “MIP” bonus pool increased compared to fiscal 2009 because it is aligned with the profitability of operations.

Interest expense — net

For fiscal 2010, interest expense was zero since we had no outstanding debt during 2010.

Provision for income taxes

For fiscal 2010, provision for income taxes increased $1.1 million, or 84.6%, to $2.4 million from $1.3 million for fiscal 2009 as a result of increased income as compared to 2009.  Our effective tax rate in fiscal 2010 was 42.0%, compared to 42.5% in fiscal 2009 due to a revised lower expected blended state income tax rate.  The lower expected blended state income tax rate decreased as a percentage of income due to the reduced impact of state’s whose tax rates are based primarily on gross receipts.

Fiscal 2009 versus Fiscal Year Ended January 3, 2008 (“fiscal 2008”)

	Fiscal 2009 versus Fiscal 2008
	January 2, 2010%		January 3, 2009%
	(Dollars in thousands)

Sales	$98,398	100.0%	$108,143	100.0%
Cost of sales	26,040	26.5%	29,430	27.2%
Cost of sales – inventory impairment	—	0.0%	2,778	2.6%
Gross profit	72,358	73.5%	75,935	70.2%
Operating costs	51,940	52.8%	53,497	49.5%
Selling, general, and administrative expenses	17,137	17.4%	20,220	18.7%
Loss on disposal of fixed assets - net	159	0.2%	—	0.0%
Operating income	3,122	3.2%	2,218	2.1%
Interest expense – net	3	0.0%	408	0.4%
Income before income taxes	3,119	3.2%	1,810	1.7%
Provision for income taxes	1,326	1.3%	2,618	2.4%
Net income (loss)	$1,793	1.8%	$(808)	(0.7)%

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

At the end of fiscal 2009, we were operating 58 branch locations compared with 54 at the end of fiscal 2008.  There were 54 branches that were in operation during both the fiscal years of 2009 and fiscal 2008, which experienced a decline in same-branch sales of $11.6 million, or 10.7%.  Excluding the 4 branches in this group that gave up customers to new branch openings, the remaining 50 branches experienced a decline in same-branch sales of $8.9 million, or 9.1%.

Fuel surcharges decreased sales year-over-year by $1.1 million in fiscal 2009.  This decrease was a direct result of lower energy prices as compared to fiscal 2008.

Cost of sales

For fiscal 2009, total cost of sales decreased $6.2 million, or 19.2%, to $26.0 million from $32.2 million for fiscal 2008.  Cost of sales as a percentage of sales decreased to 26.5%, from 29.8%, in fiscal 2008.  Although our cost structure has returned to normal levels seen prior to 2008, we recorded costs of approximately $1.0 million during the first quarter of 2009 that was related to the decline in the price of crude oil.  The remainder of the year, we were able to benefit from the reuse product sales on volumes that were marked down to market at the end of 2008.  This benefit however was not as great as in the first three quarters of fiscal 2008 when we sold reuse solvent at prices far in excess of their carrying value.  Reuse solvent sales had a positive impact on our costs of sales during 2009 and 2008 of $0.4 million and $2.4 million, respectively. We incurred a $2.8 million non-cash inventory impairment charge during fiscal 2008 related to valuing our reuse solvent and used oil inventory which is held for sale to market value, as a result of the decline in crude oil prices.  Beyond this inventory impairment charge, we also recorded unusually high solvent costs of approximately $1.7 million during the fourth quarter of fiscal 2008 that were also related to the decline in crude oil prices.  These increased costs reflect the revaluation of solvent recovered from customers and virgin solvent inventory held at our locations, for use in our service programs, both of which must be valued at the lower of cost or market.  During the fourth fiscal quarter of 2008, the steep decline in solvent values led to reductions in the value of these solvent inventories.  In total, declining inventory values in the fourth fiscal quarter of 2008 led us to incur approximately $4.5 million of cost.  Although there was an increase in energy prices in the first half of 2009, compared to last year, the volatility in solvent prices has been much less, with a correspondingly smaller impact on our financial results.

Operating costs

For fiscal 2009, operating costs decreased $1.6 million, or 3.0%, to $51.9 million from $53.5 million for fiscal 2008.  Although certain cost cutting measures such as workforce efficiencies were taken earlier in fiscal 2009 to compensate for the decline in sales, operating costs as a percentage of sales increased 3.3% due to the reduced leveraging of fixed costs.  Additionally, we incurred branch labor, collection truck and facility costs that are associated with new branches opened early in fiscal 2009.  Diesel fuel costs decreased along with the reduction in energy prices in fiscal 2009 compared to fiscal 2008.

Selling, general, & administrative expenses

For fiscal 2009, selling, general and administrative expenses decreased $3.1 million, or 15.3%, to $17.1 million from $20.2 million for fiscal 2008.  The decrease was due to $3.2 million of expense for employee stock options which were granted at the time of our initial public offering in March 2008 and vested immediately along with the vesting of certain Key Employee Membership Interest Trust “KEMIT” units in fiscal 2008.  Additionally, in fiscal 2009, the allocation of the Management Incentive Plan “MIP” bonus pool was reduced because it is aligned with the profitability of operations.  This was partially offset by the fact that in fiscal 2009, we incurred a full year of public company costs compared to only three full quarters in fiscal 2008 along with the loss on disposal of fixed assets.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of January 1, 2011 and January 2, 2010, cash and cash equivalents were $21.8 million and $1.1 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.  In June 2010, we raised net proceeds of approximately $25.5 million in a secondary public offering.  We intend to use these proceeds to fund a portion of the construction costs for the used oil re-refinery which we have begun to build in Indianapolis, Indiana.

Our secured bank credit facility provides for borrowings of up to $30.0 million.  The maturity date of the credit facility is December 14, 2012. Amounts borrowed under the credit facility are secured by a security interest in substantially all of our tangible and intangible assets.  There is a maximum amount of $1.0 million of standby letters of credit that can be issued and the issuance of the standby letters of credit reduces the amount of total borrowings available.  As of January 1, 2011 and January 2, 2010, $0.2 million and $0.2 million of standby letters of credit were outstanding, respectively.  As of January 1, 2011 and January 2, 2010, $29.8 million was available under the credit facility.  Under the terms of our credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  If the total leverage ratio is greater than or equal to 2.75 to 1, the rate would be the prime rate plus 50 basis points.  We also have the option to lock in a portion of our borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on our leverage ratio.  The bank credit facility requires us to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends.  Our secured bank credit facility also contains a number of financial covenants that are based on our EBITDA for the trailing fiscal year, including a maximum total leverage ratio of 3.25 and a minimum interest coverage ratio of 3.5.  In addition, the credit facility requires that we maintain a minimum tangible net worth of an amount equal to $42.0 million plus 75% of our aggregate net income after taxes earned each quarter subsequent to December 14, 2009, taking into account certain additional calculations.  In June 2010, we amended the bank credit facility capital expenditure covenant to allow us to exclude up to $42.0 million in capital expenditures relating to the oil re-refining project from the capital expenditure limit of $10.0 million in any fiscal year provided that we raised at least $18.5 million of net proceeds from the issuance of common stock.  We met this condition by raising more than the required $18.5 million from the issuance of common stock in June of 2010.  The weighted average effective interest rate for amounts outstanding was 3.25 at January 2, 2010. We did not have any amounts outstanding under our bank credit facility during fiscal 2010.  The credit facility requires us to pay a monthly commitment fee on the unused portion of the facility.  The commitment fee was 0.5% as of January 1, 2011 and January 2, 2010.  As of January 1, 2011, we were in compliance with all covenants under the credit facility.

At January 1, 2011, working capital was $35.4 million compared to $16.8 million at January 2, 2010.  This increase was mostly due to an increase in cash of approximately $20.7 million offset by an increase in accounts payable of $5.3 million.  At January 2, 2010, our working capital was $16.8 million compared to $19.2 million at January 3, 2009.

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

We are currently constructing a used oil re-refinery in Indianapolis, Indiana at the site of our largest hub and our solvent recycling facility.  The re-refinery is being constructed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40 million and we expect that the operation of the re-refinery will increase our working capital requirements by $5.0 to $10.0 million.  The re-refinery is expected to begin operating by 2012, or possibly even in late 2011, although we expect it will take additional time before we regularly operate at full capacity.  As of January 1, 2011, $11.9 million has been capitalized relating to the used oil re-refinery.  An additional $11.8 million has been committed for orders for significant equipment related to the used oil re-refinery as of the end of fiscal 2010.  We intend to spend approximately $28 million in the next 12 months related to the used oil re-refining project.  In addition, during the construction of the re-refinery we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect. We incurred approximately $1.0 million of net expense during fiscal 2010 and we estimate that during fiscal 2011 we will incur an additional $2.0 million of net expense related to this roll out.  We anticipate that we will use existing cash, cash equivalents and available borrowings to fund the expenditures for the used oil re-refining project during this time frame.

        On February 23, 2011, the Company acquired certain assets of Warrior Oil Service, Inc.,  JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies engaged in the used oil collection business (collectively, “Warrior Group”). The Company acquired these assets for approximately $4.2 million, comprised of $0.9 million in cash, 64,516 shares of the Company’s common stock, and $2.6 million in subordinated notes.

         Summary of Cash Flow Activity

	For the Fiscal Years Ended,
	(Dollars in thousands)
	January 1, 2011	January 2, 2010	January 3, 2009
Net cash provided by (used in):
Operating activities	$7,900	$10,263	$4,704
Investing activities	(12,968)	(9,683)	(5,244)
Financing activities	25,735	183	388
Net increase (decrease) in cash and cash equivalents	$20,667	$763	$(152)

The most significant items affecting the comparison of our operating activities for fiscal 2010 and fiscal 2009 are summarized below:

•
Accounts Receivable — The significant increase in accounts receivable negatively affected cash flows from operations by $3.9 million in fiscal 2010 compared to fiscal 2009.  During fiscal 2010 we saw an increase of our accounts receivable primarily due to stronger sales.

•
 Inventory — The increase in inventory negatively affected cash flows from operations by $2.6 million in fiscal 2010 compared to fiscal 2009.  The change mostly reflects the increasing value of our inventories due to the increase of crude oil prices along with the increase of our used oil inventories associated with the ramp up of used oil collection efforts.

•
Accounts Payable — The increase in accounts payable positively affected the comparison of our cash flows from operations by approximately $3.0 million in fiscal 2010 compared to fiscal 2009. This was primarily due to the increase in used oil re-refinery construction costs in accounts payable.

•	Earnings improvements — Our net income in fiscal 2010 positively impacted our net cash provided by operating activities by $1.5 million compared to fiscal 2009.

The most significant items affecting the comparison of our operating activities for fiscal 2009 and fiscal 2008 are summarized below:

•	Earnings improvements — Our net income in fiscal 2009 positively impacted our net cash provided by operating activities by $2.6 million compared to our net loss in 2008.

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

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures — We used $13.0 million in fiscal 2010 for capital expenditures, compared with $9.7 million in fiscal 2009 and $5.2 million in fiscal 2008.  The majority of the $4.7 million increase in capital expenditures from 2009 is a result of approximately $7.9 million spent on the construction of the used oil re-refinery during 2010, offset by the $3.5 million spent in 2009 to acquire the industrial real estate where the used oil re-refinery is being constructed. Otherwise, capital expenditures in fiscal 2010 compared to fiscal 2009 and fiscal 2008 were mostly flat in our core business.  During fiscal 2010, approximately $3.9 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.7 million in fiscal 2009 and $3.4 million in fiscal 2008.  The remaining $1.2 million in fiscal 2010 was for other items including office equipment, leasehold improvements, and software and intangible assets, compared to $1.5 million in fiscal 2009 and $1.8 million in fiscal 2008.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from issuance of common stock, net of offering costs — During 2010, we received approximately $25.5 million in net proceeds from a secondary public offering of common stock. We intend to use these proceeds to fund a portion of the construction costs for the used oil re-refinery which we have begun to build in Indianapolis, Indiana. In March 2008, we raised net proceeds of $33.2 million from an initial public offering and concurrent direct placement.  These net proceeds include offering costs of $0.9 million paid prior to fiscal year end 2007 and include approximately $1.0 million of offering costs paid subsequent to the initial public offering.  The proceeds were used to reduce borrowings under our credit facility which included $10.9 million borrowed in March 2008 used to pay preferred members for an accrued return on preferred units as part of the reorganization.

Contractual Obligations

Our contractual commitments consist of operating leases and short-term purchasing commitments. We anticipate that we will experience an increase in our debt obligations, capital expenditures and lease commitments consistent with our anticipated entry into the used oil re-refining industry and growth in operations, infrastructure and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of January 1, 2011.

Payments Due by Fiscal Year
(Dollars in thousands)

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations (1)	$31,469	$8,845	$7,793	$5,790	$4,057	$2,680	$2,304
Purchase obligations (2)	$14,475	$14,475	—	—	—	—	—
____________

(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire through 2018.

(2)
Our purchase obligations are open purchase orders as of January 1, 2011, and are primarily for the construction of the used oil re-refinery, solvent and machine purchases as well as disposal expense.  While our purchase obligations are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

We offer a guarantee for our services.  To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2010, we had no off-balance sheet arrangements, other than operating leases reported above under “— Contractual obligations”.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  As we had no debt outstanding during 2010, we currently do not have exposure to rate changes.  We currently do not hedge against interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. as of January 1, 2011 and January 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heritage-Crystal Clean, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Chicago, Illinois
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.

We have audited Heritage-Crystal Clean, Inc.’s (a Delaware Corporation) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage-Crystal Clean, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Heritage-Crystal Clean, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Heritage-Crystal Clean, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heritage-Crystal Clean, Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2011, and our report dated March 4, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Chicago, Illinois
March 4, 2011

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	January 1, 2011	January 2, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$21,757	$1,090
Accounts receivable - net	13,478	11,941
Income tax receivables	27	380
Inventory - net	11,647	9,845
Deferred income taxes	731	639
Other current assets	2,154	1,970
Total Current Assets	49,794	25,865
Property, plant and equipment - net	37,051	25,101
Software and intangible assets - net	2,727	3,021
Total Assets	$89,572	$53,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,058	$4,740
Accrued salaries, wages, and benefits	2,242	1,922
Taxes payable	913	911
Other accrued expenses	1,139	1,474
Total Current Liabilities	14,352	9,047
Deferred income taxes	1,676	1,015
Total Liabilities	16,028	10,062

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Common stock - 18,000,000 shares authorized at $0.01 par value,
14,220,321 and 10,708,471 shares issued and outstanding at January 1, 2011 and
January 2, 2010, respectively	142	107
Additional paid-in capital	69,532	43,219
Retained earnings	3,870	599
Total Stockholders' Equity	73,544	43,925
Total Liabilities and Stockholders' Equity	$89,572	$53,987

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended,
	January 1, 2011	January 2, 2010	January 3, 2009

Sales	$112,118	$98,398	$108,143
Cost of sales	30,838	26,040	29,430
Cost of sales - inventory impairment	—	—	2,778
Gross profit	81,280	72,358	75,935
Operating costs	56,921	51,940	53,497
Selling, general, and administrative expenses	18,717	17,137	20,220
Loss on disposal of fixed assets – net	—	159	—
Operating income	5,642	3,122	2,218
Interest expense – net	—	3	408
Income before income taxes	5,642	3,119	1,810
Provision for income taxes	2,371	1,326	2,618
Net income (loss)	3,271	1,793	(808)
Preferred return	—	—	339
Net income (loss) available to common stockholders	$3,271	$1,793	$(1,147)

Net income (loss) per share available to common stockholders: basic	$0.26	$0.17	$(0.11)
Net income (loss) per share available to common stockholders: diluted	$0.26	$0.17	$(0.11)

Number of weighted average common shares outstanding: basic	12,645	10,700	9,985
Number of weighted average common shares outstanding: diluted	12,704	10,772	9,985

Pro forma data (unaudited):
Net income (loss)	$3,271	$1,793	$(808)
Pro forma provision for income taxes	—	—	497
Return on preferred and mandatorily redeemable capital units	—	—	372
Pro forma net income (loss) available to common stockholders	$3,271	$1,793	(1,677)

Pro forma net income (loss) per share: basic	$0.26	$0.17	$(0.17)
Pro forma net income (loss) per share: diluted	$0.26	$0.17	$(0.17)

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders' Equity
(In Thousands, Except Share and Unit Amounts)

			Par		(Accumulated
	Units/	Members'	Value	Paid-in	Deficit) /
	Shares	Capital	Common	Capital	Retained Earnings	Total

Balance, December 29, 2007	24,152	$15,072	$—	$—	$(2,364)	$12,708

Distribution to preferred members	—	(10,887)	—	—	—	(10,887)
Tax distributions	—	(425)	—	—	(365)	(790)
Reorganization - unit conversion	(24,152)	—	—	—	—	—
Reorganization	6,642,690	(3,760)	66	3,694	—	—
Income tax benefit of reorganization	—	—	—	—	2,343	2,343
Net loss	—	—	—	—	(808)	(808)
Conversion of redeemable capital units	564,100	—	6	2,255	—	2,261
Proceeds from issuance of common stock - net	3,401,100	—	34	33,253	—	33,287
Issuance of common stock - ESPP	5,219	—	—	65	—	65
Share-based compensation	67,500	—	1	3,376	—	3,377

Balance, January 3, 2009	10,680,609	$—	$107	$42,643	$(1,194)	$41,556

Net income	—	—	—	—	1,793	1,793
Issuance of common stock - ESPP	18,790	—	—	203	—	203
Vested restricted common stock	9,072	—	—	—	—	—
Share-based compensation	—	—	—	373	—	373

Balance, January 2, 2010	10,708,471	$—	$107	$43,219	$599	$43,925

Net income	—	—	—	—	3,271	3,271
Proceeds from issuance of common stock – net	3,450,000	—	35	25,488	—	25,523
Issuance of common stock – ESPP	23,188	—	—	213	—	213
Vested restricted common stock	38,662	—	—	80	—	80
Share-based compensation	—	—	—	532	—	532

Balance, January 1, 2011	14,220,321	$—	$142	$69,532	$3,870	$73,544

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Fiscal Years Ended,
	January 1, 2011	January 2, 2010	January 3, 2009

Cash Flows from Operating Activities:
Net income (loss)	$3,271	$1,793	$(808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,629	4,308	3,630
Bad debt provision	767	1,030	862
Share-based compensation	612	373	3,377
Deferred rent	37	85	65
Non-cash inventory impairment	—	—	2,778
Deferred tax expense	804	939	1,780
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,304)	1,645	(2,032)
Decrease (increase) in income tax receivables	353	100	(480)
Decrease (increase) in inventory	(1,802)	764	(2,940)
Decrease (increase) in prepaid and other current assets	(184)	317	(1,037)
Increase (decrease) in accounts payable	2,002	(1,015)	(1,013)
Increase (decrease) in accrued expenses	(285)	(76)	522
Cash provided by operating activities	7,900	10,263	4,704

Cash flows from Investing Activities:
Capital expenditures	(12,736)	(8,068)	(4,712)
Software and intangible asset costs	(232)	(1,615)	(532)
Cash used in investing activities	(12,968)	(9,683)	(5,244)

Cash flows from Financing Activities:
Deferred financing costs	—	—	(41)
Proceeds from issuance of common stock, net of offering costs	25,735	203	34,219
Proceeds from note payable - bank	—	3,800	39,525
Repayments of note payable - bank	—	(3,820)	(61,550)
Distributions to preferred members	—	—	(11,765)
Cash provided by financing activities	25,735	183	388
Net increase (decrease) in cash and cash equivalents	20,667	763	(152)
Cash and cash equivalents, beginning of period	1,090	327	479
Cash and cash equivalents, end of period	$21,757	$1,090	$327

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3	$540
Income taxes paid	1,835	303	2,153
Supplemental disclosure of noncash information:
Payables for construction in process	3,394	78	84

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

The Company’s fiscal year ends on the Saturday closest to December 31.  “Fiscal 2010” represents the 52-week period ended January 1, 2011.  “Fiscal 2009” represents the 52-week period ended January 2, 2010 and “Fiscal 2008” represents the 53-week period ended January 3, 2009.

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

Revenue Recognition, Sales Tax, Cost of Sales and Operating Costs

Parts cleaning and other service sales are recognized as the service is performed.  Product sales are recognized at the time risk of loss passes to the customer.  Sales are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Amounts billed for sales tax, value added tax or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue.  The Company derives its sales primarily from the services it performs.

Cost of sales includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, depreciation on the parts cleaning machines the Company owns and provides to customers, cleaning machines sold to customers, transportation of solvents and waste, and payments to other parties to recycle or dispose of the waste materials that the Company collects.  The Company’s used solvent that it retrieves from customers in its non-hazardous waste program is accounted for as a reduction in net cost of solvent under cost of sales.  The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at its net realizable value. When reuse solvents are sold to a purchaser, any resulting difference between inventory value and selling price is also recorded in costs of sales.

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

Concentration of Credit Risk

When available, the Company maintains its cash in bank deposit accounts, which was fully insured by the FDIC as of January 1, 2011.  The Company has not experienced any losses in such accounts.  The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

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

Prepaid and Other Current Assets

Prepaid and other current assets include insurance and vehicle license contract costs, which are expensed over the term of the underlying contract.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Expenditures for major renewals and betterments are capitalized while expenditures for repair and maintenance charges are expensed as incurred.

Property, plant and equipment include the costs of equipment at customer locations under annual service agreements.  Depreciation of in-service equipment commences when equipment is placed in service at a customer location.

Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of buildings and storage tanks range from 10 to 39 years. The estimated useful life of in-service equipment is 10 years.  The estimated useful lives of machinery, vehicles, and equipment range from 3 to 10 years.    Leasehold improvements are amortized over the shorter of the lease terms or estimated useful lives of the assets using the straight-line method.

The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The interest rate used to capitalize interest is based upon the borrowing rate on the Company’s bank note payable.    For fiscal years 2010, 2009 and 2008, no interest costs were capitalized.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.  No triggering events occurred that would indicate potential impairment during the periods presented.

Income Taxes

The Company accounts for current and deferred income taxes and when appropriate, deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes.  Where, based on the weight of all available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. See Note 14, “Income Taxes” for further disclosures about income taxes.

Taxes Payable

Taxes payable includes accrued sales, payroll and property taxes which are subject to uncertainty and are based on estimates.

Research and Development

Research and development costs are expensed as incurred within general, selling and administrative expenses.  Such costs incurred during fiscal 2010 were $0.1 million. For fiscal years 2009 and 2008, no research and development costs were incurred.

Stock-Based Compensation

The Company recognizes stock based compensation expense based on estimated grant date fair value of the awards. See Note 16 “Stock-Based Compensation” for more details.  The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  The following assumptions were used in the Black-Scholes-Merton option pricing model for the options issued in 2009 and 2008:

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

The Company values restricted stock as of the closing stock price on the measurement date, and then amortizes the expense on a straight-line basis over the remaining vesting period of the awards.

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

The Company’s financial instruments consist primarily of cash, trade receivables and trade payables.  As of January 1, 2011 and January 2, 2010, the carrying values of cash, trade receivables and trade payables are considered to be representative of their respective fair values.

 Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2010, the Company’s insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company’s net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees.  The liability for the self-insured benefits is limited by the purchase of stop-loss insurance.  The stop-loss coverage provides payment for medical and prescription claims exceeding $75,000 per covered person, as well as an aggregate, cumulative claims cap, for any given year.  Accruals for losses are made based on the Company’s claim experience and actuarial estimates based on historical data.  Actual losses may differ from accrued amounts.  At January 1, 2011 and January 2, 2010, the Company’s liability for its self-insured benefits was $0.6 million and $0.7 million, respectively.  Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, an additional expense will be recorded.  Prior to fiscal 2008, the Company participated in a self-insurance program with a member and several related affiliates.  Expenses incurred for healthcare benefits in fiscal 2010, 2009 and 2008 were $3.2 million, $3.0 million and $3.0 million, respectively.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (“FASB”) updated guidance for revenue arrangements with multiple deliverables.  In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, companies are required to use an estimated selling price ("ESP") for the individual deliverables.  Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements.  Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price.  The effective date is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date.  The Company will adopt this guidance on January 2, 2011 and the adoption of these amendments will not have a material impact on the disclosures of the Company’s consolidated financial statements.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation.  This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010.  The Company adopted this guidance on January 3, 2010 and the adoption of these amendments did not have a material impact on the disclosures of the Company’s consolidated financial statements.

Business Combinations: Disclosure of Supplementary Pro Forma Information

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force),” which amends authoritative guidance on business combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. We will adopt the authoritative guidance on January 2, 2011.

(3)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	January 1, 2011	January 2, 2010
Trade	$13,914	$12,291
Less allowance for doubtful accounts	(647)	(601)
Trade - net	13,267	11,690
Trade - affiliates	102	128
Other	109	123
Total accounts receivable - net	$13,478	$11,941

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal years ended 2010 and 2009 (in thousands):

	Fiscal Year 2010	Fiscal Year 2009
Balance at beginning of period	$601	$616
Provision for bad debts	767	1,030
Accounts written off, net of recoveries	(721)	(1,045)
Balance at end of period	$647	$601

(4)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	January 1, 2011	January 2, 2010
Machines	$2,502	$2,783
Solvents and oil	6,797	4,780
Drums	1,350	1,255
Accessories	1,183	1,247
Total inventory	11,832	10,065
Less reserves	(185)	(220)
Total inventory - net	$11,647	$9,845

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

The following table provides the changes in the Company’s reserves and allowances related to inventory for the fiscal years ended 2010 and 2009 (in thousands):

	Fiscal Year 2010	Fiscal Year 2009
Balance at beginning of period	$220	$876
Amounts written off	(35)	(656)
Balance at end of period	$185	$220

(5)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	January 1, 2011	January 2, 2010
Prepaid and other current assets	$1,798	$1,617
Prepaid income taxes	356	353
Total other current assets	$2,154	$1,970

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	January 1, 2011	January 2, 2010
Land	$183	$183
Buildings and storage tanks	3,602	3,648
Leasehold improvements	600	557
In-service equipment	32,213	28,362
Machinery, vehicles and equipment	12,553	11,713
Construction in progress	12,010	701
Total property, plant and equipment	61,161	45,164
Less accumulated depreciation	(24,110)	(20,063)
Property, plant and equipment - net	$37,051	$25,101

Depreciation expense was $4.1 million, $3.8 million and $3.3 million for fiscal years 2010, 2009 and 2008, respectively.

(7)    SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	Fiscal Year 2010			Fiscal Year 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Software	$3,345	$2,071	$1,274	$3,220	$1,729	$1,491
Patents	1,007	109	898	1,013	59	954
Non-competes	455	269	186	455	196	259
Other	440	71	369	328	11	317
Total software and intangible assets	$5,247	$2,520	$2,727	$5,016	$1,995	$3,021

Amortization expense was $0.5 million, $0.5 million and $0.3 million for fiscal years 2010, 2009 and 2008, respectively.  The weighted average useful lives of software, patents, non-competes and other intangibles was 9 years, 15 years, 5 years and 5 years, respectively.  The expected amortization expense for fiscal years 2011, 2012, 2013, 2014 and 2015 is $0.5 million, $0.4 million, $0.3 million, $0.2 million and $0.2 million, respectively.  The preceding expected amortization expense is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	January 1, 2011	January 2, 2010
Accounts payable	$9,886	$4,564
Accounts payable - affiliates	172	176
Total accounts payable	$10,058	$4,740

(9)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	January 1, 2011	January 2, 2010
Workers compensation	$381	$536
Other	758	938
Total other accrued expenses	$1,139	$1,474

(10)    DEBT AND FINANCING ARRANGEMENTS

The Company has a secured bank credit facility that provides for borrowings of up to $30.0 million.  The maturity date of the credit facility is December 14, 2012. Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets.  There is a maximum amount of $1.0 million of standby letters of credit that can be issued and the issuance of the standby letters of credit reduces the amount of total borrowings available.  As of January 1, 2011 and January 2, 2010, $0.2 million and $0.2 million of standby letters of credit were outstanding, respectively.  As of January 1, 2011 and January 2, 2010, $29.8 million was available under the credit facility.  Under the terms of the credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  If the total leverage ratio is greater than or equal to 2.75 to 1, the rate would be the prime rate plus 50 basis points.  The Company also has the option to lock in a portion of its borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on the Company’s leverage ratio.  The secured bank credit facility also contains a number of financial covenants that are based on the Company’s EBITDA for the trailing fiscal year, including a maximum total leverage ratio of 3.25 and a minimum interest coverage ratio of 3.5.  In addition, the credit facility requires that the Company maintain a minimum tangible net worth of an amount equal to $42.0 million plus 75% of its aggregate net income after taxes earned each quarter subsequent to December 14, 2009, taking into account certain additional calculations.  In June 2010, the Company amended the bank credit facility capital expenditure covenant to allow it to exclude up to $42.0 million in capital expenditures relating to the oil re-refining project from the capital expenditure limit of $10.0 million in any fiscal year provided that the Company raised at least $18.5 million of net proceeds from the issuance of common stock.  The Company met this condition by raising more than the required $18.5 million from the issuance of common stock in June of 2010.  The weighted average effective interest rate for amounts outstanding was 3.25 at January 2, 2010. The Company did not have any amounts outstanding under the bank credit facility during fiscal 2010.  The credit facility requires the Company to pay a monthly commitment fee on the unused portion of the facility.  The commitment fee was 0.5% as of January 1, 2011 and January 2, 2010.  As of January 1, 2011, the Company was in compliance with all covenants under the credit facility.

(11)    EMPLOYEE BENEFIT PLAN

The Company’s employees participate in a defined contribution benefit plan.  All employees who have completed at least one hour of service are eligible to participate in the plan.  Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan.  The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant.  The Company’s matching contribution was $0.6 million, $0.6 million and $0.7 million in fiscal 2010, 2009 and 2008, respectively.  The plan also includes a profit-sharing component.  Contributions under the profit-sharing component are discretionary.  No profit-sharing contributions pursuant to this plan were declared or paid in fiscal 2010, 2009 or 2008.

(12)    RELATED PARTY TRANSACTIONS

During fiscal 2010, 2009 and 2008, the Company had significant transactions with affiliates and other related parties.  The following table sets forth significant related-party transactions (in thousands):

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Sales	Expenses	Sales	Expenses	Sales	Expenses
Heritage Environmental Services	$293	$889	$326	$1,370	$264	$1,416
Other related parties	787	1,950	1,111	2,131	1,800	6,147
Total	$1,080	$2,839	$1,437	$3,501	$2,064	$7,563

Sales to related parties are for product sales and services performed by the Company.  Expenses incurred from Heritage Environmental Services (HES) include waste transportation and disposal services.  Expenses incurred for other related parties include solvent purchases, insurance premiums and various administration services.

The Company participates in a self-insurance program for workers’ compensation with a shareholder and several related companies.  In connection with this program, payments are made to the shareholder.  Expenses incurred in fiscal 2010, 2009 and 2008 were approximately $0.4 million, $0.5 million and $0.5 million, respectively.

(13)    COMMITMENTS AND CONTINGENCIES

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of January 1, 2011 and January 2, 2010 the Company had accrued $0.2 million and $0.3 million related to loss contingencies, respectively.

The Company may enter into purchase obligations with certain vendors. These purchase obligations are generally cancelable without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company leases office space, equipment and vehicles under noncancellable operating leases that expire at various dates through 2018.  Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company’s option.  Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term.  Rental expense under operating leases was approximately $9.7 million, $9.3 million and $8.6 million for fiscal years 2010, 2009 and 2008, respectively.

Future minimum lease payments under noncancelable operating leases as of January 2, 2011 are as follows (in thousands):

Fiscal year:
2011	$8,845
2012	7,793
2013	5,790
2014	4,057
2015	2,680
Thereafter	2,304
Total	$31,469

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

Components of the Company's income tax benefit and provision for the periods following the Company's conversion to a ‘C’ corporation including the $2.2 million net deferred tax charge discussed above, are as follows (in thousands):

	January 1, 2011	January 2, 2010	January 3, 2009
Current:
Federal	$1,140	$190	$683
State	427	197	155
Total current	$1,567	$387	$838
Deferred:
Change in tax status	$—	$—	$2,211
Federal	766	814	(413)
State	38	125	(18)
Total deferred	$804	$939	$1,780

Income tax provision	$2,371	$1,326	$2,618
Pro forma tax for period prior to conversion (unaudited)	—	—	497
Total pro forma tax provision (unaudited)	$2,371	$1,326	$3,115

       A reconciliation of the expected income taxes at the statutory federal rate to the Company's actual income taxes is as follows (in thousands):

	Fiscal year ended	Fiscal year ended
	January 1, 2011	January 2, 2010
Tax at statutory federal rate	$1,918	$1,060
State and local tax, net of federal benefit	320	197
Other	133	69
Total income tax provision	$2,371	$1,326

        Components of deferred tax assets (liabilities) are as follows (in thousands):

	As of,
	January 1, 2011	January 2, 2010
Deferred tax assets:
Tax intangible assets	$1,793	$1,942
Allowances	423	391
Accrued expenses	381	501
Income tax credits	159	79
Stock compensation	1,287	1,231
Total deferred tax asset	$4,043	$4,144

Deferred tax liabilities:
Prepaids	(245)	(229)
Depreciation and amortization	(4,744)	(4,291)
Total deferred tax liability	$(4,989)	$(4,520)

Net deferred tax liability	$(946)	$(376)

Current deferred tax asset	$731	$639
Noncurrent deferred tax liability	(1,676)	(1,015)

Net deferred tax liability	$(946)	$(376)

        As of January 1, 2011, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2009. Income tax returns for fiscal years 2009 and 2010 are still open for examination.

(15)    STOCKHOLDERS’ EQUITY

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

Heritage Participation Rights

The Company has a Participation Rights Agreement with The Heritage Group (“Heritage”), an affiliate of Heritage-Crystal Clean, Inc. pursuant to which Heritage has the option to participate, pro rata based on its percentage ownership interest in the Company’s common stock, in any equity offerings for cash consideration, including (i) contracts with parties for equity financing (including any debt financing with an equity component) and (ii) issuances of equity securities or securities convertible, exchangeable or exercisable into or for equity securities (including debt securities with an equity component). If Heritage exercises its rights with respect to all offerings, it will be able to maintain its percentage ownership interest in our common stock.  The Participation Rights Agreement does not have an expiration date.  Heritage is not required to participate or exercise its right of participation with respect to any offerings.  Heritage’s right to participate does not apply to certain offerings of securities that are not conducted to raise or obtain equity capital or cash such as stock issued as consideration in a merger or consolidation, in connection with strategic partnerships or joint ventures, or for the acquisition of a business, product, license or other assets by the Company.

Heritage exercised its participation rights agreement with respect to the Company’s June 2010 secondary public offering and acquired 1,082,259 additional shares to retain its 31.5% ownership interest in the Company’s common stock as of the offering’s completion.

(16)    STOCK-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan (“Plan”) is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of January 1, 2011, the number of shares available for issuance under the Plan was 971,197 shares.

Stock Option Awards

A summary of stock option activity under this Plan during 2010 is presented below:

			Weighted Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Outstanding	Exercise Price	(in years)	(in thousands)

Outstanding at January 2, 2010	889,654	$10.76	8.39	$493

Granted	—
Exercised	—
Options outstanding at January 1, 2011	889,654	10.76	7.39	430

Nonvested stock options at January 1, 2011	118,219	7.33	8.23	323

Vested stock options at January 1, 2011	771,435	11.29	7.26	107
Options exercisable at January 1, 2011	771,435	11.29	7.26	107

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value

Nonvested stock options outstanding at January 2, 2010	157,609	$3.24

Granted	—	—
Vested	(39,390)	$3.24
Expired	—	—
Forfeited	—	—
Nonvested stock options outstanding at January 1, 2011	118,219	$3.24

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Assumptions used in the Black-Scholes-Merton option pricing model for granted options follow:

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

Compensation expense related to stock options for fiscal years 2010, 2009 and 2008 was $0.1 million, $0.1 million and $2.9 million respectively. At January 1, 2011, there was approximately $0.3 million of unrecognized compensation expense related to these awards which will be recorded through 2013.

Restricted Stock Compensation/Awards

The Company grants restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date.  The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period.

The following table summarizes information about restricted stock awards for the year ended January 1, 2011:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share

Nonvested shares outstanding at January 2, 2010	16,662	$9.00

Granted – May 2010	15,492	$9.68
Vested	(16,662)	—
Expired	—	—
Forfeited	—	—
Nonvested shares outstanding at January 1, 2011	15,492	$9.68

At January 1, 2011, there was $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2011.  The fair market value of the restricted shares that vested in fiscal 2010 was $0.1 million. Compensation expense related to restricted stock for fiscal years 2010, 2009 and 2008 was $0.2 million, $0.2 million and $0.2 million respectively.

In the first half of fiscal 2010, the Company approved future restricted stock grants as part of management’s annual compensation for fiscal 2010.  These awards will be based on the Company’s financial results for fiscal 2010.  These restricted shares are expected to be granted in the first fiscal quarter of 2011.  Once granted, the restricted shares will be subject to a graded vesting schedule over a three year period.  Based on the relevant guidance, the Company has determined that the service inception date is prior to the grant date and therefore the Company has accrued compensation expense related to these awards.  If the service inception date precedes the grant date, accrual for the compensation expense for periods prior to the grant date is based on the fair value of the award at each reporting date if the performance criteria are deemed probable.  As of January 1, 2011, the Company has evaluated and believes that the performance criteria are probable.  During fiscal year 2010 $0.2 million of compensation expense was recorded related to these awards. As of January 1, 2011, there was approximately $0.9 million of unrecognized compensation expense related to these awards which will be recorded so long as the performance criteria are probable.  The final determination will take place in the first fiscal quarter of 2011 once the performance criteria are known and finalized.  Once the restricted shares have been granted, compensation expense will continue to be recorded through the vesting period.

Performance Restricted Stock Awards

In February 2007, the Company granted to three certain key employees in one of the Company’s operating divisions 120 common units that subsequently converted to 60,000 restricted common shares in connection with the Company’s initial public offering in March 2008.  These restricted shares were subject to forfeiture if certain performance goals were not achieved by fiscal year end 2011.  In the third quarter of fiscal 2009, 5,000 restricted common shares were canceled due to the retirement of one of the recipients of these restricted common shares.

On May 17, 2010, for the remaining two employees their awards were modified as follows:

•	The performance condition was eliminated;
•	40% of the 55,000 restricted shares or 22,000 shares became fully vested on the date of modification;
•	Portions of the remaining 33,000 restricted shares will vest using the following schedule:
	o	May 17, 2011 (One-third)
	o	May 17, 2012 (One-third)
	o	May 17, 2013 (One-third)

In accordance with FASB guidance, these changes were considered to be modifications, the fair market value of the new awards was compared to the original awards fair market value and since the value was less, no incremental expense was recognized at the time of modification.  Compensation expense related to these awards for fiscal years 2010, 2009 and 2008 was $0.1 million, $0.1 million and $0.1 million respectively.  As of January 1, 2011, there was approximately $0.2 million of unrecognized compensation expense related to these awards which will be recorded through May 2013.

Employee Stock Purchase Plan

As of January 1, 2011, the Company had reserved 52,803 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In fiscal 2010, employees purchased 23,188 shares of the Company’s common stock with a weighted average fair market value of $9.19 per share.

(17)    EARNINGS (LOSS) PER SHARE

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

The following table reconciles the number of common shares outstanding for fiscal 2010, 2009 and 2008, respectively, to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share.  The table also provides the number of shares of common stock potentially issuable at the end of fiscal 2010, 2009 and 2008, respectively and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	For the Fiscal Years Ended,
	January 1, 2011	January 2, 2010	January 3, 2009

Net income (loss) available to common stockholders	$3,271	$1,793	$(1,147)

Number of common shares outstanding at fiscal year-end	14,220	10,708	10,680
Effect of using weighted average common shares outstanding	(1,575)	(8)	(695)
Weighted average basic common shares outstanding	12,645	10,700	9,985
Dilutive shares for share-based compensation plans	59	72	—
Weighted average diluted common shares outstanding	12,704	10,772	9,985

Potentially issuable shares	939	962	801
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	732	732	801

Net income (loss) per share available to common stockholders: basic	$0.26	$0.17	$(0.11)
Net income (loss) per share available to common stockholders: diluted	$0.26	$0.17	$(0.11)

For the fiscal years ended January 1, 2011 and January 2, 2010, the Company has excluded those stock options granted in March 2008 as their inclusion would have had an anti-dilutive effect.  For the fiscal year ended January 3,

2009, the Company has excluded the effects of stock options, restricted performance stock awards, and restricted stock compensation shares granted as their inclusion would have had an anti-dilutive effect on loss per share.

 (18)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2010				Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(Dollars in thousands, except per share and branch data)

STATEMENT OF OPERATIONS DATA:
Sales	$24,005	$25,338	$26,736	$36,039	$23,756	$22,401	$22,284	$29,957
Cost of sales	6,006	6,408	8,139	10,285	7,497	5,239	5,553	7,751
Gross profit	17,999	18,930	18,597	25,754	16,259	17,162	16,731	22,206
Operating costs	12,495	12,820	13,183	18,423	12,239	12,094	11,772	15,836
Selling, general, and administrative expenses	4,364	4,435	4,151	5,728	3,852	3,979	3,834	5,471
Loss on disposal of fixed assets – net	—	39	—	—	—	59	100	—
Operating income	1,140	1,636	1,263	1,603	168	1,030	1,025	899
Interest expense	—	—	—	—	—	—	3	—
Provision for income taxes	478	705	536	652	68	428	453	377
Net income	$662	$931	$727	$951	$100	$602	$569	$522

Number of weighted average common shares outstanding:
Basic	10,713	10,909	14,197	14,219	10,685	10,695	10,704	10,708
Diluted	10,793	10,973	14,245	14,295	10,754	10,772	10,834	10,824

OTHER OPERATING DATA:
Average sales per working day	$400	$430	$460	$475	$395	$379	$382	$393
Number of branches at end of fiscal quarter	62	62	62	62	58	58	58	58

Annual earnings per share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods and due to rounding.
____________
(1)	Reflects a sixteen week quarter.

(19)    PRO FORMA ADJUSTMENTS (UNAUDITED)

The following table reconciles the components of net income (loss), and pro forma net income (loss) available to common members both for basic and diluted income (loss) per common share (in thousands, except per share data):

	For the fiscal years ended,
	January 1, 2011	January 2, 2010	January 3, 2009

Net income (loss) available to common stockholders	$3,271	$1,793	$(1,147)

Pro forma
Net income (loss)	$3,271	$1,793	$(808)
Pro forma provision for income taxes	—	—	497
Return on preferred and mandatorily redeemable capital units	—	—	372
Pro forma net income (loss) available to common stockholders	$3,271	$1,793	$(1,677)

Pro forma net income (loss) per share: basic	$0.26	$0.17	$(0.17)
Pro forma net income (loss) per share: diluted	$0.26	$0.17	$(0.17)

Number of weighted average common shares outstanding: basic	12,645	10,700	9,985
Dilutive shares for share-based compensation plans	59	72	—
Number of weighted average common shares outstanding: diluted	12,704	10,772	9,985

(20)    SUBSEQUENT EVENT

        On February 23, 2011, the Company acquired certain assets of Warrior Oil Service, Inc.,  JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies engaged in the used oil collection business (collectively, “Warrior Group”). The Company acquired these assets for approximately $4.2 million, comprised of $0.9 million in cash, 64,516 shares of the Company’s common stock, and $2.6 million in subordinated notes.

        This acquisition will be accounted for using the acquisition method of accounting whereby the total purchase price will be allocated to tangible and intangible assets based on the fair market values on the date of acquisition. The pro forma effects of the results of this acquisition are immaterial to results of operations.

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

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 1, 2011.  We determined that there were no changes in our internal control over financial reporting during the quarter ended January 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the company’s management has concluded that, as of January 1, 2011, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of January 1, 2011 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 — Election of Directors” in the 2010 Proxy Statement, and that information is incorporated by reference herein.  The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance — Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	889,654	$10.76	971,197

	n/a	n/a	n/a
Equity compensation plans not approved by security holders

Total	889,654	$10.76	971,197

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance — Independence of Directors” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010
Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010, and January 3, 2009
Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010, and January 3, 2009
Consolidated Statements of Stockholders’ Equity for the years ended January 1, 2011, January 2, 2010, and January 3, 2009
Notes to Consolidated Financial Statements

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

Date: March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 4, 2011.

Signature	Title

/s/ Joseph Chalhoub	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Joseph Chalhoub
/s/ Gregory Ray	Chief Financial Officer, Vice President, Business Management and Secretary (Principal Financial Officer of the Registrant)
Gregory Ray
/s/ Ellie Chaves	Chief Accounting Officer of the Registrant
Ellie Chaves
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Donald Brinckman	Director
Donald Brinckman
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.

EXHIBIT INDEX

Exhibit
Number		Exhibit

	3.1	Certificate of Incorporation of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2010)
	3.2
By-Laws of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 3.2 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

	4.1
Form of Specimen Common Stock Certificate of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 4.1 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	10.1
Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Quarterly Report on 10-Q/A filed with the SEC on March 4, 2011.)

	10.2
First Amendment dated as of May 14, 2010 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 18, 2010.)

	10.3
Second Amendment dated as of June 1, 2010 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2010)

	10.4	Intentionally Omitted
	10.5	Intentionally Omitted
*	10.6
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

*	10.19
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