Form 10-Q
period 2011-03-26
Heritage-Crystal Clean, Inc.
filed 2011-05-09
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 26, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from _________________to _________________

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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of May 2, 2011: 14,435,751

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 26, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$10,790	$21,757
Accounts receivable - net	14,888	13,478
Income tax receivables	450	27
Inventory - net	13,552	11,647
Deferred income taxes	898	731
Other current assets	2,105	2,154
Total Current Assets	42,683	49,794
Property, plant and equipment - net	48,935	37,051
Goodwill	1,066	—
Software and intangible assets - net	3,582	2,727
Total Assets	$96,266	$89,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$668	$—
Accounts payable	12,673	10,058
Accrued salaries, wages, and benefits	1,977	2,242
Taxes payable	1,291	913
Other accrued expenses	1,241	1,139
Total Current Liabilities	17,850	14,352
Long-term debt, less current maturities	1,719	—
Deferred income taxes	1,703	1,676
Total Liabilities	21,272	16,028

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock - 18,000,000 shares authorized at $0.01 par value, 14,290,188 and 14,220,321 shares issued and outstanding at March 26, 2011 and January 1, 2011, respectively	143	142
Additional paid-in capital	70,643	69,532
Retained earnings	4,208	3,870
Total Stockholders' Equity	74,994	73,544
Total Liabilities and Stockholders' Equity	$96,266	$89,572

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 26, 2011	March 27, 2010
Sales	$28,739	$24,005
Operating expenses -
Operating costs	22,512	17,618
Selling, general and administrative expenses	4,541	4,218
Depreciation and amortization	1,110	1,029
Operating income	576	1,140
Interest expense – net	4	—
Income before income taxes	572	1,140
Provision for income taxes	234	478
Net income	$338	$662

Net income per share: basic	$0.02	$0.06
Net income per share: diluted	$0.02	$0.06

Number of weighted average shares outstanding: basic	14,249	10,713
Number of weighted average shares outstanding: diluted	14,369	10,793

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total
Balance, January 1, 2011	14,220,321	$142	$69,532	$3,870	$73,544
Net income	—	—	—	338	338
Issuance of common stock – Warrior acquisition	64,516	1	799	—	800
Issuance of common stock – ESPP	5,351	—	51	—	51
Share–based compensation	—	—	261	—	261
Balance, March 26, 2011	14,290,188	$143	$70,643	$4,208	$74,994

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	March 26, 2011	March 27, 2010
Cash flows from Operating Activities:
Net income	$338	$662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,110	1,029
Bad debt provision	119	203
Share-based compensation	261	95
Deferred rent	18	15
Deferred taxes	(141)	2
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,450)	(1,104)
Decrease (increase) in income tax receivables	(423)	364
Decrease (increase) in inventory	(1,905)	(649)
Decrease (increase) in prepaid and other current assets	49	126
Increase (decrease) in accounts payable	355	1,092
Increase (decrease) in accrued expenses	212	(191)
Cash provided by (used in) operating activities	(1,457)	1,644

Cash flows from Investing Activities:
Capital expenditures	(8,477)	(1,355)
Software and intangible asset expenditures	(163)	(25)
Business acquisitions, net of cash acquired	(921)	—
Cash used in investing activities	(9,561)	(1,380)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	51	49
Cash provided by financing activities	51	49

Net increase (decrease) in cash and cash equivalents	(10,967)	313
Cash and cash equivalents, beginning of period	21,757	1,090
Cash and cash equivalents, end of period	$10,790	$1,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Income taxes paid	86	7
Supplemental disclosure of non-cash information:
Payables for construction in process	5,354	109
Business acquisitions, liabilities assumed	15	—
Business acquisitions, notes issued	2,384	—
Business acquisitions, common stock issued	800	—

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 26, 2011
(Unaudited)

(1)    BASIS OF PRESENTATION

The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The unaudited interim financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These financial statements and notes thereto should  be read in conjunction with the Company’s audited financial statements for the fiscal year ended January 1, 2011 included in the Company’s Annual Report on Form 10-K for fiscal year 2010 filed with the Unites States Securities and Exchange Commission on March 4, 2011.  The balance sheet data at January 1, 2011 included in this Form 10-Q was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on January 1, 2011.  Each of our first three fiscal quarters consists of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks.  Interim results are presented for the twelve weeks ended March 26, 2011 and March 27, 2010, each referred to as “first quarter ended” or “first fiscal quarter of 2011”  or “first fiscal quarter of 2010” and “first quarter of fiscal 2011” and “first quarter of fiscal 2010”,  respectively.

The Company, in the first quarter of fiscal 2011, began reporting its operations as two reportable segments: “Environmental Services” and “Oil Business”. The Company began segment reporting during the first fiscal quarter of 2011 as the projected results included in the fiscal 2011 budget presented to the board of directors and the chief operating decision maker were divided into these segments (see note 12 on Segment Information for further details).

Reclassifications

The Company, in the first quarter of fiscal 2011, began reporting its consolidated statements of operations in a different format. The Company has combined cost of sales and operating costs into a single category named operating costs within the heading of operating expenses. Additionally, depreciation and amortization expenses are now removed from the previously presented operating costs and selling, general and administrative expenses categories and presented separately within the operating expenses group. The Company has decided to make these changes so that the Company's presentation is consistent with that of its peers and believes that the new presentation, along with segment reporting, will provide a better understanding of the Company's operating results.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Operating Costs

Within operating costs are cost of sales. Cost of sales includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, depreciation on the parts cleaning machines the Company owns and provides to customers, cleaning machines sold to customers, transportation of solvents and waste, and payments to other parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its non-hazardous waste program is accounted for as a reduction in net cost of solvent under cost of sales. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at its net realizable value. When reuse solvents are sold to a purchaser, any resulting difference between inventory value and selling price is also recorded in costs of sales.

Operating costs include the Company's costs of operating its branch system and hubs, including personnel costs (including commissions), facility rent, and truck leases, fuel and maintenance.

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

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables and notes payable.  As of March 26, 2011 and January 1, 2011, the carrying values of cash, trade receivables and trade payables are considered to be representative of their respective fair values.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date. The Company may record a preliminary purchase price allocation for an acquisition. The Company will finalize the purchase price allocation as additional information, relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

The fair value of identifiable intangible assets are based on significant judgments made by management. The Company may engage third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also includes, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company will test goodwill for impairment annually and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (“FASB”) updated guidance for revenue arrangements with multiple deliverables. In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, companies are required to use an estimated selling price ("ESP") for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The effective date is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company adopted this guidance on January 2, 2011 and the adoption of these amendments did not have a material impact on the disclosures of the Company’s consolidated financial statements.

Business Combinations: Disclosure of Supplementary Pro Forma Information

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force),” which amends authoritative guidance on business combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. The Company adopted the authoritative guidance on January 2, 2011. The Company has determined that the asset purchase as described in note 3 Business Combination was immaterial from a financial statement perspective and therefore has not presented pro forma financial information.

(3)    BUSINESS COMBINATION

On February 23, 2011, the Company acquired certain assets and liabilities of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies (collectively, “Warrior Group”) in exchange for $0.9 million in cash, $0.8 million of the Company's common stock, and $2.6 million in subordinated notes.  The preliminary purchase price allocation resulted in allocating $2.1 million to property, plant and equipment, $1.1 million to goodwill, $0.8 million to intangible assets, and $0.1 million to inventory for a total of $4.1 million. The difference between the consideration of $4.3 million and the allocation of $4.1 million is due to the non-interest bearing promissory notes being recorded at their net present value which is $0.2 million less than the face value of the notes. The Company has recorded expense of less than $0.1 million in transaction costs related to this acquisition.

The Company is continuing to evaluate the initial purchase price allocations for the acquisition and will adjust the allocations if additional information, relative to the fair values of the assets and liabilities becomes known. The Company acquired the Warrior Group to add used oil collection volume primarily in the states of Indiana, Illinois, and Kentucky. The operating results of the Warrior Group acquisition are included in the Company's consolidated results of operations and also in the Oil Business Segment from the date of acquisition.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 26, 2011	January 1, 2011
Trade	$15,231	$13,914
Less allowance for doubtful accounts	(647)	(647)
Trade - net	14,584	13,267
Trade - affiliates	135	102
Other	169	109
Total accounts receivable - net	$14,888	$13,478

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 26, 2011 and the fiscal year ended January 1, 2011 (in thousands):

	March 26, 2011	January 1, 2011
Balance at beginning of period	$647	$601
Provision for bad debts	119	767
Accounts written off, net of recoveries	(119)	(721)
Balance at end of period	$647	$647

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	March 26, 2011	January 1, 2011
Machines	$2,271	$2,502
Solvents	6,412	5,622
Oil	2,401	1,175
Drums	1,309	1,350
Accessories	1,335	1,183
Total inventory	13,728	11,832
Less reserves	(176)	(185)
Total inventory - net	$13,552	$11,647

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

(6)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	March 26, 2011	January 1, 2011
Prepaid and other current assets	$2,105	$1,798
Prepaid income taxes	—	356
Total other current assets	$2,105	$2,154

(7)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 26, 2011	January 1, 2011
Land (a)	$414	$183
Buildings and storage tanks (a)	4,168	3,602
Leasehold improvements (a)	645	600
In-service equipment	33,274	32,213
Machinery, vehicles and equipment (a)	13,924	12,553
Construction in progress	21,649	12,010
Total property, plant and equipment	74,074	61,161
Less accumulated depreciation	(25,097)	(24,110)
Property, plant and equipment - net	$48,977	$37,051
________________
(a) Includes preliminary fair values of assets acquired that may be adjusted as additional information becomes known.

(8)    SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	March 26, 2011			January 1, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Software	$3,450	$2,142	$1,308	$3,345	$2,071	$1,274
Patents	1,007	124	883	1,007	109	898
Non-competes (a)	623	288	335	455	269	186
Other (a)	1,146	90	1,056	440	71	369
Total software and intangible assets	$6,226	$2,644	$3,582	$5,247	$2,520	$2,727
________________
(a) Includes preliminary fair values of assets acquired that may be adjusted as additional information becomes known.

Amortization expense was $0.1 million for the first fiscal quarter ended March 26, 2011 and $0.5 million for fiscal year ended January 1, 2011. The weighted average useful lives of software, patents, non-competes and other intangibles was 9 years, 15 years, 5 years and 8 years, respectively. The expected amortization expense for fiscal years 2011, 2012, 2013, 2014 and 2015 is $0.6 million, $0.5 million, $0.4 million, $0.3 million and $0.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	March 26, 2011	January 1, 2011
Accounts payable	$12,474	$9,886
Accounts payable - affiliates	199	172
Total accounts payable	$12,673	$10,058

(10)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	March 26, 2011	January 1, 2011
Workers compensation	$435	$381
Other	806	758
Total other accrued expenses	$1,241	$1,139

(11)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

In March 2011, the Company amended its secured bank credit facility to allow for borrowings up to $40.0 million of which up to $20.0 million is available as a term loan which has a maturity date of March 15, 2016. The remaining $20.0 million is available as a revolving loan which expires on December 14, 2012.  As of March 26, 2011 and January 1, 2011, the Company did not have any amounts outstanding under the credit facility.  Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.   The amended credit facility includes modifications to the allowed total leverage ratio which is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. Also included in the amendment, is an excess cash flow provision that requires additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeds the formula rate. The Company did not have any amounts outstanding under its bank credit facility during the first quarter of fiscal 2011.  Amounts borrowed under the credit facility are secured by a security interest in substantially all of the Company’s tangible and intangible assets.  As of March 26, 2011, and January 1, 2011, the Company had $0.2 million and $0.2 million of standby letters of credit issued, respectively.  As of March 26, 2011 and January 1, 2011, $39.8 million was available for borrowing under the bank credit facility.

As of March 26, 2011, the Company was in compliance with all covenants under the bank credit facility.

Notes Payable

On February 23, 2011, the Company executed promissory notes with each of the three principals of the Warrior Group in conjunction with the acquisition of the Warrior Group. The three principals of the Warrior Group are currently employees of the Company. Each of the promissory notes are non-interest bearing and are subordinated to the Company's secured bank credit facility. The promissory notes require quarterly principal payments and have maturity dates of February 1, 2014 and November 1, 2015. The promissory notes are recorded at the net present value of the notes of approximately $2.4 million as of March 26, 2011 of which $0.7 million is recorded as current maturities of long-term debt. As of March 26, 2011, the Company accrued imputed interest expense of $3,719 related to these notes.

(12)    SEGMENT INFORMATION

Beginning in the first quarter of fiscal 2011, the Company began reporting its operations as two reportable segments: “Environmental Services” and “Oil Business”. The Company began segment reporting during the current quarter as the projected results included in the fiscal 2011 budget presented to the board of directors and the chief operating decision maker were divided into these segments. The Company’s chief operating decision maker uses profit before corporate selling, general and administrative expenses or ("SG&A") as a key measure of segment profitability. The Company defines profit before SG&A as sales less operating costs and depreciation and amortization.

The Environmental Services segment consists of the Company's parts cleaning, containerized waste management and vacuum truck service activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. All of the Company's operations are derived domestically in the United States. There were no intersegment sales and no single customer accounted for more than 10% of the Company's consolidated sales.

Operating segment results for the first quarter ended March 26, 2011 and March 27, 2010 were as follows (in thousands):

First Quarter Ended,
March 26, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$26,112	$2,627	$—	$28,739
Operating expenses -
Operating costs	19,146	3,366	—	22,512
Depreciation and amortization*	935	38	—	973
Profit (loss) before corporate selling, general and administrative expenses	6,031	(777)		5,254
Selling, general and administrative expenses†	—	—	4,678	4,678
Operating income				576
Interest expense - net	—	—	4	4
Income before income taxes				572
Provision for income taxes	—	—	234	234
Net income				$338

First Quarter Ended,
March 27, 2010
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$22,764	$1,241	$—	$24,005
Operating expenses -
Operating costs	16,122	1,496	—	17,618
Depreciation and amortization*	875	8	—	883
Profit (loss) before corporate selling, general and administrative expenses	5,767	(263)		5,504
Selling, general and administrative expenses†	—	—	4,364	4,364
Operating income				1,140
Interest expense - net	—	—	—	—
Income before income taxes				1,140
Provision for income taxes	—	—	478	478
Net income				$662

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity.

†Includes depreciation and amortization related to corporate selling, general and administrative activity.

Total assets by segment as of March 26, 2011 and March 27, 2010 were as follows (in thousands):

	March 26, 2011	March 27, 2010
Total Assets:
Environmental Services	$27,763	$24,944
Oil Business	28,021	1,960
Corporate	40,482	62,668
Total	$96,266	$89,572

(13)    COMMITMENTS AND CONTINGENCIES

The Company may enter into purchase obligations with certain vendors. These purchase obligations are generally cancelable without notice, without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company has purchase obligations in the form of open purchase orders of $14.9 million as of March 26, 2011, of which $9.1 million is related to the construction of the Company’s used oil re-refinery.  The remaining $5.8 million is primarily for solvent and machine purchases as well as disposal expense.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 26, 2011 and January 1, 2011, the Company had accrued $0.3 million and $0.2 million related to loss contingencies, respectively.

(14)    INCOME TAXES

The Company’s effective tax rate for the first fiscal quarter of 2011 was 40.9% compared to 41.9% in the first fiscal quarter of 2010.  The reduction in the tax rate is due to the Company's non-deductible expenses for income taxes being at a lower percentage of income in the first quarter of 2011 when compared to the first quarter of 2010.

The Company has not provided any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

(15)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan (“Plan”) is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 26, 2011, the number of shares available for issuance under the Plan was 813,772 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	889,654	$10.76	7.39	$430
Granted	—
Exercised	—
Options outstanding at March 26, 2011	889,654	10.76	7.16	1,991
Unvested stock options at March 26, 2011	78,805	7.33	8.00	447
Vested stock options at March 26, 2011	810,849	11.09	7.08	1,545
Options exercisable at March 26, 2011	810,849	11.09	7.08	1,545

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Share
Nonvested stock options outstanding at January 1, 2011	118,219	$3.24

Granted	—	—
Vested	39,414	$3.24
Expired	—	—
Forfeited	—	—
Nonvested stock options outstanding at March 26, 2011	78,805	$3.24

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

At March 26, 2011, there was approximately $0.3 million of unrecognized compensation for stock options which will be recorded through 2014. In the first quarter of fiscal 2011 and 2010, less than $0.1 million was recorded as expense related to these stock options, respectively.

Restricted Stock Compensation/Awards

In May 2010, the Company granted 15,492 restricted shares to its Board of Directors which vest fully after one year of service from their grant date.  The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over the vesting period. At March 26, 2011, there was less than $12,000 of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2012. In the first quarter of fiscal 2011 and 2010, less than $0.1 million was recorded as expense related to these awards, respectively.

In March 2011, the Company granted 92,909 restricted shares to certain officers as a result of the Company's fiscal 2010 financial performance exceeding the 2010 LTIP net income and revenue targets of $2.4 million and $109.8 million, respectively.  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  Based on the relevant guidance, the Company determined that the service inception date was prior to the grant date and therefore the Company accrued compensation expense in fiscal 2010 related to these awards. As of March 26, 2011, there was approximately $1.0 million of unrecognized compensation expense related to these awards. Compensation expense will continue to be recorded through the vesting period of these awards. In the first quarter of fiscal 2011 and fiscal 2010, approximately $0.1 million was recorded as expense related to these awards, respectively.

The following table summaries information about restricted stock awards for the fiscal quarter ended March 26, 2011:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 1, 2011	15,492	$9.68

Granted – March 2011	92,909	$11.85
Vested	—	—
Expired	—	—
Forfeited	—	—
Nonvested shares outstanding at March 26, 2011	108,401	$11.54

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

On May 17, 2010, these awards were modified as follows:

•	The performance condition was eliminated;

•	40% of the 55,000 restricted shares or 22,000 shares became fully vested on the date of modification;

•	Portions of the remaining 33,000 restricted shares will vest using the following schedule:

◦	May 17, 2011 (One-third)

◦	May 17, 2012 (One-third)

◦	May 17, 2013 (One-third)

In accordance with FASB guidance, these changes were considered to be modifications, the fair market value of the new awards was compared to the original awards fair market value and since the value was less, no incremental expense was recognized at the time of modification.  As of March 26, 2011, there was approximately $0.2 million of unrecognized compensation expense related to these awards which will be recorded through May 2013. In the first quarter of fiscal 2011 and fiscal 2010, less than $0.1 million was recorded as expense related to these awards, respectively.

Employee Stock Purchase Plan

As of March 26, 2011, the Company had reserved 47,452 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first quarter of fiscal 2011, employees purchased 5,351 shares of the Company’s common stock with a weighted average fair market value of $9.49 per share.

Warrior Acquisition

On February 23, 2011, the Company acquired certain assets of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies engaged in the used oil collection business (collectively, “Warrior Group”). The Company acquired these assets for approximately $4.3 million, comprised of $0.9 million in cash, $2.6 million in subordinated notes and 64,516 shares of common stock that were issued in a private placement valued at $0.8 million.

(16)    EARNINGS PER SHARE

Basic net income per is computed by dividing net income by the weighted average number of shares outstanding for the period.  Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares outstanding and any dilutive potential equivalents for the period.

The following table reconciles the number of shares outstanding for the first fiscal quarter ended, March 26, 2011 and March 27, 2010, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share.  The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	First Quarter Ended,
	March 26, 2011	March 27, 2010
Net income	$338	$662
Number of shares outstanding at quarter end	14,290	10,713
Effect of using weighted average shares outstanding	(41)	—
Weighted average basic shares outstanding	14,249	10,713
Dilutive shares for share–based compensation plans	120	80
Weighted average diluted shares outstanding	14,369	10,793

Potentially issuable shares	939	962
Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	732	732

Net income per share: basic	$0.02	$0.06
Net income per share: diluted	$0.02	$0.06

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 4, 2011.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance.  You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Forward-looking statements speak only as of the date of this quarterly report.  Factors that could cause such differences include those described in “Risk Factors” identified in this Form 10-Q and the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 4, 2011.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and thirty-six week periods ended March 26, 2011 and March 27, 2010, each referred to as “first quarter ended” or “first fiscal quarter” and “first quarter ended”, respectively.

Overview

We are a leading provider of industrial and hazardous waste services to small and mid-sized customers who are engaged in vehicle maintenance or manufacturing activities.  Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services.  These services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 66 branch facilities providing service to customers in 40 states. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Beginning in the first quarter of fiscal 2011, we began reporting our operations as two reportable segments: “Environmental Services” and “Oil Business”. We began segment reporting during the first fiscal quarter of 2011 as the projected results included in the fiscal 2011 budget presented to the board of directors and the chief operating decision maker were divided into these segments.

Our Environmental Services segment consists of our parts cleaning, containerized waste management and vacuum truck services activities. Our Oil Business segment consists of our used oil collection and used oil re-refining activities. All of our operations are derived domestically in the United States. Intersegment sales are fully eliminated in consolidation and no single customer accounted for more than 10% of sales.

Our chief operating decision maker uses profit before corporate selling, general and administrative expenses or ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization.

The construction of the used oil re-refinery continues ahead of schedule and we expect production of intermediate products in the third quarter of this year and lube oil near the end of this fiscal year, although we expect it will take additional time before we regularly operate at full capacity. The re-refinery is designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40 million and we expect that operation of the re-refinery will increase our working capital requirements by approximately $5 to $10 million. During the construction period, we plan to continue to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that during fiscal 2011 we will incur net expenses of roughly $2 million related to this roll out.

On February 23, 2011, we acquired certain assets and liabilities of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies (collectively, “Warrior Group”) in exchange for $0.9 million in cash, $0.8 million of the Company's common stock, and $2.6 million in subordinated notes.  The preliminary purchase price allocation resulted in $2.1 million allocated to property, plant and equipment, $1.1 million to goodwill, $0.8 million to intangible assets, and $0.1 million to inventory for a total of $4.1 million. The difference between the consideration of $4.3 million and the allocation of $4.1 million is due to the non-interest bearing promissory notes being recorded at their net present value which is $0.2 million less than the face value of the notes. We are continuing to evaluate the initial purchase price allocations for this acquisition and will adjust the allocations if additional information, relative to the fair values of the assets and liabilities becomes known. We acquired the Warrior Group to add used oil collection volume of approximately 6.5 million gallons per year, primarily in the states of Indiana, Illinois, and Kentucky. The operating results of the Warrior Group acquisition are included in the Company's consolidated results of operations from the date of acquisition.

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

Management believes that there have been no significant changes during the first quarter of 2011 to the items that we disclosed as our critical accounting policies and estimates in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 filed with the United States Securities and Exchange Commission on March 4, 2011.

Acquisitions

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date.

Identifiable Intangible Assets

The fair value of identifiable intangible assets may be based on significant judgments made by management. We sometimes engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also includes, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. We will test goodwill for impairment annually and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Board (“FASB”) updated guidance for revenue arrangements with multiple deliverables. In absence of vendor-specific objective evidence ("VSOE") or other third party evidence ("TPE") of the selling price for the deliverables in a multiple-element arrangement, companies are required to use an estimated selling price ("ESP") for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement's total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The effective date is for fiscal years beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company adopted this guidance on January 2, 2011 and the adoption of these amendments did not have a material impact on the disclosures of the Company’s consolidated financial statements.

Business Combinations: Disclosure of Supplementary Pro Forma Information

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force),” which amends authoritative guidance on business combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. We have adopted the authoritative guidance on January 2, 2011. We believe that the asset purchase of the Warrior Group was immaterial from a financial statement perspective and therefore we have not presented pro forma financial information.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of sales for the periods indicated (dollars in thousands):

	First Quarter Ended,
	March 26, 2011		March 27, 2010
Sales	$28,739	100.0%	$24,005	100.0%
Operating expenses -
Operating costs	22,512	78.3%	17,618	73.4%
Selling, general and administrative expenses	4,541	15.8%	4,218	17.6%
Depreciation and amortization	1,110	3.9%	1,029	4.3%
Operating income	$576	2.0%	1,140	4.7%
Interest expense – net	4	—%	—	—%
Income before income taxes	572	2.0%	1,140	4.7%
Provision for income taxes	234	0.8%	478	2.0%
Net income	$338	1.2%	$662	2.7%

First quarter ended March 26, 2011 ("first fiscal quarter of 2011") compared to first fiscal quarter ended March 27, 2010 ("first fiscal quarter of 2010")

Sales

For the first fiscal quarter of 2011, sales increased $4.7 million, or 19.7%, to $28.7 million from $24.0 million for the first fiscal quarter of 2010. All service type sales grew in the first fiscal quarter of 2011 compared to the first fiscal quarter of 2010 as we continued to add customers and with improving economic conditions existing customers have increased their demand for our services.

At the end of the first fiscal quarter of 2011, we were operating 66 branch locations compared with 58 at the end of the first fiscal quarter of 2010.  There were 58 branches that were in operation during both the first fiscal quarter of 2011 and first fiscal quarter of 2010, which experienced an increase of $4.1 million, or 17.1% in same-branch sales.  Excluding the eight branches in this group that gave up customers to new branch openings, the remaining 58 branches experienced an increase in sales of $4.2 million, or 18.5%.

Operating expenses

Operating costs

Operating costs increased $4.9 million or 27.8% to $22.5 million for the first fiscal quarter of 2011from $17.6 million for the first fiscal quarter of 2010. Operating costs as a percentage of sales increased to 78.3% in the first fiscal quarter of 2011 from 73.4% in the first fiscal quarter of 2010. The increase in operating costs as a percentage of sales is primarily a result of rising energy prices which have a direct impact on our operating cost structure. Higher cost of petroleum based products negatively affected our operating costs. Primarily, the increase in the price of diesel fuel impacted the cost of operating our service and collection fleet and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges. Additionally, we continued to increase our used oil collection efforts in anticipation of completion of our used oil re-refinery, scheduled for later this year and we continue to incur start-up costs as we increase the number of used oil collection trucks in service. Higher petroleum product prices increased the prices we paid for solvent used to service our customers and used oil collected. These higher prices are offset partially by the benefit we received by selling our reuse solvent at prices higher than our carrying value and the increased inventory value of these products. Reuse solvent sales had a positive impact on operating costs during the first fiscal quarter of 2011 of $0.3 million compared to $0.2 million in fiscal 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.3 million or 7.7%, to $4.5 million in the first fiscal quarter of 2011 from $4.2 million in the first fiscal quarter of 2010. Selling, general and administrative expenses as a percentage of sales declined to 15.8% in the first fiscal quarter of 2011 from 17.6% in the first fiscal quarter of 2010. The decline as a percentage of sales is primarily the result of our ability to hold overall selling, general and administrative costs steady while we grew revenue 19.7% during the quarter.

Interest expense — net

There was minimal interest expense in the first quarter of 2011, and no interest expense in the first quarter of 2010.

Provision for income taxes

Our effective tax rate in the first fiscal quarter of 2011 was 40.9% compared to 41.9% in the first fiscal quarter of 2010.  The reduction in the tax rate is due to non-deductible expenses for income taxes being at a lower percentage of income in the first fiscal quarter of 2011 when compared to the first fiscal quarter of 2010.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	First Quarter Ended,		Increase (Decrease)
	March 26, 2011	March 27, 2010	$	%
Sales:
Environmental Services	$26,112	$22,764	$3,348	14.7%
Oil Business	2,627	1,241	1,386	111.7%
Total	$28,739	$24,005	$4,734	19.7%

Environmental Services sales increased $3.3 million for the first fiscal quarter of 2011 or 14.7%, to $26.1 million from $22.8 million for the first fiscal quarter of 2010. Sales grew in all Environmental Services product lines which includes parts cleaning, containerized waste and vacuum truck services in the first fiscal quarter of 2011 compared to the first fiscal quarter of 2010. We continued to add customers through the expansion of our branch network. Additionally, improving economic conditions resulted in increased demand for our services from existing customers.

Oil Business sales increased in the first fiscal quarter of 2011as compared to the first fiscal quarter of 2010 due to significant growth in our used oil collection program as we continue to expand the collection network. Increased cost of crude oil prices also contributed to higher sales as we sold the used oil at higher prices. We continue to sell the used oil that we collect into the fuel market, which we expect to continue until our used oil re-refinery is in operation. Once the used oil re-refinery is in operation, we expect to produce intermediate products and eventually sell lubricating base oil which generally is sold at higher margins compared to selling used oil into the fuel market.

Segment Profit Before Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands):

	First Quarter Ended,		Increase (Decrease)
	March 26, 2011	March 27, 2010	$	%
Profit before SG&A
Environmental Services	$6,031	$5,767	$264	4.6%
Oil Business	(777)	(263)	(514)	195.4%
Total	$5,254	$5,504	$(250)	(4.5)%

Environmental Services profit before SG&A only increased 4.6% in the first fiscal quarter of 2011 compared to the first fiscal quarter of 2010 primarily due to the impact of higher petroleum based products prices. Higher petroleum prices negatively affected the prices we paid for solvents that we use to service our customers. Also, higher diesel fuel prices negatively affected our costs of our service fleet and the transportation costs of operating our branch and hub system. Higher solvent costs were partially mitigated by selling our reuse solvent at prices higher than our carrying value and the increased inventory value of the solvent returned from customers held in inventory for reuse.

Oil Business profit before SG&A decreased compared to the first quarter ended March 27, 2010 due to start-up costs incurred as we increased the number of used oil collection trucks and the number of branches that collect used oil. The expansion of oil collection trucks and branches during the during the quarter included the trucks and facilities in the Warrior Group acquisition as well as branches and trucks added organically by adding oil services to existing branches within our network. Higher cost of diesel and transportation surcharges also decreased the profit before SG&A in this segment. Higher prices paid for used oil due to rising crude oil prices, was offset by the higher selling prices of the used oil sold into the fuel market. Oil Business margins will continue to be under pressure as we sell the used oil we collect into the fuel market at lower selling prices, as compared to lube oil that is expected to be sold at higher margins in the future.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 26, 2011 and January 1, 2011, cash and cash equivalents were $10.8 million and $21.8 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.

In March 2011, we amended our secured bank credit facility to allow us to borrow up to $40.0 million of which up to $20.0 million is available as a term loan which has a maturity date of March 15, 2016. The remaining $20.0 million is available as a revolving loan which expires on December 14, 2012. Under the terms of our credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  The amended credit facility includes modifications to the allowed total leverage ratio which is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. Also included in the amendment, is an excess cash flow provision that requires additional principal payments on the term loan if the excess EBITDA for the fiscal year exceeds the formula rate. We did not have any amounts outstanding under our bank credit facility during fiscal year 2010 or the first quarter of 2011.  As of March 26, 2011, and January 1, 2011, we were in compliance with all covenants under the credit facility.  As of March 26, 2011, and January 1, 2011, we did not have any borrowings outstanding under the bank credit facility.  However, we did have $0.2 million and $0.2 million of standby letters of credit issued, respectively.  Therefore as of March 26, 2011 and January 1, 2011, $39.8 million were available for borrowing under the bank credit facility.

On February 23, 2011, we executed promissory notes to each of the three principals of the Warrior Group in conjunction with the purchase of the Warrior Group's assets. The three principals of the Warrior Group are employed by us. Each of the promissory notes are non-interest bearing and are subordinated to our secured bank credit facility. The promissory notes were recorded at the net present value of the notes of approximately $2.4 million as of March 26, 2011 of which $0.7 million is recorded as current maturities of long-term debt. As of March 26, 2011, we accrued imputed interest expense of $3,719 related to these notes.

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

We are currently constructing a used oil re-refinery in Indianapolis, Indiana at the site of our largest hub and our solvent recycling facility.  The re-refinery is being constructed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is approximately $40 million and we expect that the operation of the re-refinery will increase our working capital requirements by $5 to $10 million.  The used oil re-refinery is expected to produce intermediate products in the third quarter of this year and lube oil near the end of this fiscal year, although we expect it will take additional time before we regularly operate at full capacity.  As of March 26, 2011, $21.4 million has been capitalized relating to the used oil re-refinery.  An additional $9.1 million has been committed for orders for significant equipment related to the used oil re-refinery as of the end of the first fiscal quarter of 2011.  We intend to spend approximately $21.7 million for the remainder of fiscal 2011 related to the anticipated completion of the used oil re-refining project.  During fiscal 2011, we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that we will incur roughly $2.0 million of net expense related to the roll out.  We anticipate that we will use existing cash, cash equivalents and available borrowings to fund the expenditures for the used oil re-refining project during this time frame.

Summary of Cash Flow Activity

	First Three Quarters Ended, (Dollars in thousands)
	March 26, 2011	March 27, 2010
Net cash provided by (used in):
Operating activities	$(1,457)	$1,644
Investing activities	(9,561)	(1,380)
Financing activities	51	49
Net increase (decrease) in cash and cash equivalents	$(10,967)	$313

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating activities for the periods presented are summarized below:

•	Earnings improvements — Our net income in the first quarter of 2011 negatively impacted our net cash provided by operating activities by $0.3 million compared to the first quarter of 2010.

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $0.3 million in the first quarter of 2011 compared to first quarter of 2010.  During the first quarter of 2011, we experienced an improvement in sales compared to the first quarter of 2010.  This acceleration of sales led to a higher accounts receivable balance at the end of the first quarter of 2011.

•
Inventory — The increase in inventory negatively affected cash flows from operations by $1.3 million in first quarter of 2011 compared to the first quarter of 2010.  The change mostly reflects the increasing value of our inventories due to the increase of crude oil prices along with the increase of our used oil inventories associated with the ramp up of used oil collection efforts associated with the used oil re-refining project.

•
Accounts Payable — The increase in accounts payable negatively affected our cash flows from operations by $0.7 million in the first quarter of 2011 compared to the first quarter of 2010.  The change in accounts payable in the first quarter of 2011 is not as dramatic as the increase we experienced in accounts payable in the first quarter of 2010. During both periods the increase in accounts payable are partially due to the increase in the cost of sales items associated with the increased sales year over year.  Additionally, accounts payable increases in the first quarter of 2011 and the first quarter of 2010 are because of the construction of the oil re-refining project. The effect of that change was not as large in the first quarter of 2011 compared to the first quarter of 2010; at the end of the first quarter of 2011 we had $5.4 million of accounts payable related to the project.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures and software and intangible assets— We used $9.6 million and $1.4 million for capital expenditures during both the first quarter of 2011 and the first quarter of 2010, respectively.  During the first quarter of 2011, approximately $1.1 million of the capital expenditures were for purchases of parts cleaning machines compared to $0.8 million in the first quarter of 2010.  Additionally, in the first quarter of 2011, we spent $7.3 million dollars on the used oil re-refining project compared to $0.3 million in the first quarter of 2010.  In the first quarter of 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million. The remaining $0.3 million in the first quarter of 2011 was for other items including office equipment, leasehold improvements, software and intangible assets compared to $0.3 million in the first quarter of 2010.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from the issuance of common stock, net of offering costs — During the first quarter of 2011 and the first quarter of 2010, we received proceeds from the issuance of common stock in conjunction with our Employee Stock Purchase Plan. The proceeds for the first quarter of both years were similar.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  As we had no debt outstanding for the first quarter of 2011, we currently do not have exposure to rate changes.  We currently do not hedge against interest rate risk.

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

There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2011 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

10.1	Form of Restricted Stock Agreement Under Omnibus Incentive Plan

10.5	Third Amendment To Third Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 9, 2011	By:	/s/ Gregory Ray

Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary