Form 10-Q
period 2011-06-18
Heritage-Crystal Clean, Inc.
filed 2011-08-01
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 18, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of July 18, 2011: 14,325,589

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 18, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,423	$21,757
Accounts receivable - net	17,017	13,478
Income tax receivables	23	27
Inventory - net	17,682	11,647
Deferred income taxes	604	731
Other current assets	2,590	2,154
Total Current Assets	45,339	49,794
Property, plant and equipment - net	57,852	37,051
Goodwill	1,137	—
Software and intangible assets - net	3,509	2,727
Total Assets	$107,837	$89,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,718	$10,058
Accrued salaries, wages, and benefits	2,511	2,242
Taxes payable	1,136	913
Current maturities of long-term debt	553	—
Other accrued expenses	1,333	1,139
Total Current Liabilities	18,251	14,352
Term Loan	10,000	—
Long-term debt, less current maturities	1,591	—
Deferred income taxes	1,952	1,676
Total Liabilities	31,794	16,028

STOCKHOLDERS' EQUITY:
Common stock - 18,000,000 shares authorized at $0.01 par value, 14,322,053 and 14,220,321 shares issued and outstanding at June 18, 2011 and January 1, 2011, respectively	143	142
Additional paid-in capital	70,973	69,532
Retained earnings	4,927	3,870
Total Stockholders' Equity	76,043	73,544
Total Liabilities and Stockholders' Equity	$107,837	$89,572

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 18, 2011	June 19, 2010	June 18, 2011	June 19, 2010

Sales	$31,968	$25,338	$60,707	$49,343
Operating expenses -
Operating costs	24,729	18,323	47,241	35,941
Selling, general, and administrative expenses	4,815	4,285	9,356	8,503
Depreciation and amortization	1,215	1,055	2,325	2,084
Loss (gain) on disposal of fixed assets – net	(12)	39	(12)	39
Operating income	1,221	1,636	1,797	2,776
Interest expense – net	10	—	14	—
Income before income taxes	1,211	1,636	1,783	2,776
Provision for income taxes	492	705	726	1,183
Net income	$719	$931	$1,057	$1,593

Net income per share: basic	$0.05	$0.09	$0.07	$0.15
Net income per share: diluted	$0.05	$0.08	$0.07	$0.15

Number of weighted average shares outstanding: basic	14,306	10,909	14,277	10,811
Number of weighted average shares outstanding: diluted	14,750	10,973	14,583	10,871

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total

Balance, January 1, 2011	14,220,321	$142	$69,532	$3,870	$73,544
Net income	—	—	—	1,057	1,057
Issuance of common stock – Warrior acquisition	64,516	1	799	—	800
Issuance of common stock – ESPP	9,513	—	114	—	114
Conversion of restricted shares to common stock	26,492	—	166	—	166
Exercise of stock options	1,211	—	16	—	16
Share–based compensation	—	—	346	—	346
Balance, June 18, 2011	14,322,053	$143	$70,973	$4,927	$76,043

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 18, 2011	June 19, 2010
Cash flows from Operating Activities:
Net income	$1,057	$1,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,325	2,084
Bad debt provision	268	418
Share-based compensation	511	264
Deferred rent	22	24
Non-cash interest expense	14	—
Deferred taxes	403	(111)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,729)	(2,016)
Decrease (increase) in income tax receivables	4	350
Decrease (increase) in inventory	(6,035)	(1,465)
Decrease (increase) in prepaid and other current assets	(437)	(298)
Increase (decrease) in accounts payable	1,144	1,994
Increase (decrease) in accrued expenses	676	229
Cash provided by (used in) operating activities	(3,777)	3,066

Cash flows from Investing Activities:
Capital expenditures	(19,197)	(3,465)
Software and intangible asset expenditures	(316)	(40)
Business acquisitions, net of cash acquired	(921)	—
Cash used in investing activities	(20,434)	(3,505)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	114	22,076
Proceeds from the exercise of stock options	13	—
Tax benefit from the exercise of stock options	4	—
Proceeds from term loan	10,000	—
Repayments of note payable - affiliates	(254)	—
Cash provided by financing activities	9,877	22,076

Net increase (decrease) in cash and cash equivalents	(14,334)	21,637
Cash and cash equivalents, beginning of period	21,757	1,090
Cash and cash equivalents, end of period	$7,423	$22,727

Supplemental disclosure of cash flow information:
Income taxes paid	201	954
Supplemental disclosure of non-cash information:
Payables for construction in process	4,910	759
Business acquisitions, liabilities assumed	15	—
Business acquisitions, notes issued	2,384	—
Issuance of common stock – Warrior acquisition	800	—

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 18, 2011
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

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on January 1, 2011.  Each of our first three fiscal quarters consists of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks.  Interim results are presented for the twelve-week and twenty-four week periods ended June 18, 2011 and June 19, 2010, each referred to as “second quarter ended” or “second fiscal quarter of 2011”  or “second fiscal quarter of 2010” and “first half of fiscal 2011” and “first half of fiscal 2010”,  respectively.

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

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables and notes payable.  As of June 18, 2011 and January 1, 2011, the carrying values of cash, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, and restructuring costs to be expensed in periods subsequent to the acquisition date. The Company has recorded a preliminary purchase price allocation for its acquisition. The Company will finalize the purchase price allocation as additional information, relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

The fair value of identifiable intangible assets are based on significant judgments made by management. The Company may engage third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.

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

Fair Value Measurements and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update provides guidance that is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update is not intended to result in a change in the application of the requirements in Topic 820. The amendments in this update include those that clarify the FASB's intent about the application of existing fair value measurement requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its consolidated financial results.

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

The Company is continuing to evaluate the initial purchase price allocations for the acquisition and will adjust the allocations if additional information, relative to the fair values of the assets and liabilities becomes known. The Company acquired the Warrior Group to add used oil collection volume primarily in the states of Indiana, Illinois, and Kentucky. The operating results of the Warrior Group acquisition are included in the Company's consolidated results of operations and also in the Oil Business segment from the date of acquisition. In addition, the Company has allocated the assets acquired, including goodwill, to the Oil Business segment.

In the second fiscal quarter and first half of 2011, the Company also acquired small tuck-in acquisitions that have been immaterial to the financial statements.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 18, 2011	January 1, 2011
Trade	$17,319	$13,914
Less allowance for doubtful accounts	(641)	(647)
Trade - net	16,678	13,267
Trade - affiliates	174	102
Other	165	109
Total accounts receivable - net	$17,017	$13,478

The following table provides the changes in the Company’s allowance for doubtful accounts for the first half ended June 18, 2011 and the fiscal year ended January 1, 2011 (in thousands):

	June 18, 2011	January 1, 2011
Balance at beginning of period	$647	$601
Provision for bad debts	268	767
Accounts written off, net of recoveries	(274)	(721)
Balance at end of period	$641	$647

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	June 18, 2011	January 1, 2011
Machines	$2,362	$2,502
Solvents	8,111	5,622
Oil	4,877	1,175
Drums	1,146	1,350
Accessories	1,356	1,183
Total inventory	17,852	11,832
Less reserves	(170)	(185)
Total inventory - net	$17,682	$11,647

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

(6)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	June 18, 2011	January 1, 2011
Prepaid and other current assets	$2,590	$1,798
Prepaid income taxes	—	356
Total other current assets	$2,590	$2,154

(7)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 18, 2011	January 1, 2011
Land (a)	$414	$183
Buildings and storage tanks (a)	4,168	3,602
Leasehold improvements (a)	632	600
In-service equipment	34,438	32,213
Machinery, vehicles and equipment (a)	13,922	12,553
Construction in progress	30,329	12,010
Total property, plant and equipment	83,903	61,161
Less accumulated depreciation	(26,051)	(24,110)
Property, plant and equipment - net	$57,852	$37,051
________________
(a) Includes preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

(8)    SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	June 18, 2011			January 1, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Software	$3,527	$2,225	$1,302	$3,345	$2,071	$1,274
Patents	1,048	158	890	1,007	109	898
Non-competes (a)	617	311	306	455	269	186
Other (a)	1,115	104	1,011	440	71	369
Total software and intangible assets	$6,307	$2,798	$3,509	$5,247	$2,520	$2,727
________________
(a) Includes preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.3 million for the first half ended June 18, 2011 and $0.5 million for fiscal year ended January 1, 2011. The weighted average useful lives of software, patents, non-competes and other intangibles was
9 years, 15 years, 5 years and 8 years, respectively. The expected amortization expense for fiscal years 2011, 2012, 2013, 2014 and 2015 is $0.6 million, $0.5 million, $0.4 million, $0.3 million, and $0.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	June 18, 2011	January 1, 2011
Accounts payable	$12,698	$9,886
Accounts payable - affiliates	20	172
Total accounts payable	$12,718	$10,058

(10)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	June 18, 2011	January 1, 2011
Workers compensation	$474	$381
Other	859	758
Total other accrued expenses	$1,333	$1,139

(11)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

In March 2011, the Company amended its secured bank credit facility to allow for up to $40 million in borrowings, of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining $20 million is available as a revolving loan which expires on December 14, 2012.  On June 9, 2011, the Company borrowed $10 million under the term loan. The Company did not have any amounts outstanding under the credit facility during fiscal year 2010.  Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeds the formula rate set forth in the credit facility. Amounts borrowed under the credit facility are secured by substantially all of the Company’s tangible and intangible assets.  As of June 18, 2011, and January 1, 2011, we were in compliance with all covenants under the credit facility. As of June 18, 2011, and January 1, 2011, the Company had $0.3 million and $0.2 million of standby letters of credit issued, respectively, and $29.7 million and $29.8 million was available for borrowing under the bank credit facility, respectively.

Notes Payable

On February 23, 2011, the Company executed promissory notes with each of the three entities of the Warrior Group with a combined face value of $2.6 million in conjunction with the acquisition of the Warrior Group. The three principals of the Warrior Group are currently employees of the Company. Each of the promissory notes are non-interest bearing and are subordinated to the Company's secured bank credit facility. The promissory notes require quarterly principal payments and have maturity dates of February 1, 2014 and November 1, 2015. The promissory notes are recorded at the net present value of the notes of approximately $2.1 million as of June 18, 2011 of which $0.6 million is recorded as current maturities of long-term debt. In the first half of 2011, the Company made principal payments of $0.3 million on the notes. In the second quarter and first half of 2011, the Company accrued imputed interest expense on these notes of $10,078 and $13,798, respectively.

(12)    SEGMENT INFORMATION

Beginning in the first quarter of fiscal 2011, the Company began reporting its operations as two reportable segments: “Environmental Services” and “Oil Business”. The Company began segment reporting during the first quarter of fiscal 2011 as the projected results included in the fiscal 2011 budget presented to the board of directors and the chief operating decision maker were divided into these segments. The Company’s chief operating decision maker uses profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. The Company defines profit before SG&A as sales less operating costs and depreciation and amortization.

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

Operating segment results for the second quarter and first half ended June 18, 2011 and June 19, 2010 were as follows (in thousands):

Second Quarter Ended,
June 18, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$27,641	$4,327	$—	$31,968
Operating expenses
Operating costs	20,051	4,678	—	24,729
Operating depreciation and amortization	959	89	—	1,048
Profit (loss) before corporate selling, general, and administrative expenses	6,631	(440)		6,191
Selling, general, and administrative expenses	—	—	4,815	4,815
Depreciation and amortization from SG&A	—	—	167	167
Total selling, general, and administrative expenses			4,982	4,982
Loss (gain) from disposal of fixed assets	—	—	(12)	(12)
Operating income				1,221
Interest expense - net	—	—	10	10
Income before income taxes				1,211
Provision for income taxes	—	—	492	492
Net income				$719

Second Quarter Ended,
June 19, 2010
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$24,132	$1,206	$—	$25,338
Operating expenses
Operating costs	16,609	1,714	—	18,323
Operating depreciation and amortization	896	9	—	905
Profit (loss) before corporate selling, general, and administrative expenses	6,627	(517)		6,110
Selling, general, and administrative expenses	—	—	4,285	4,285
Depreciation and amortization from SG&A	—	—	150	150
Total selling, general, and administrative expenses			4,435	4,435
Loss (gain) from disposal of fixed assets	—	—	39	39
Operating income				1,636
Interest expense - net	—	—	—	—
Income before income taxes				1,636
Provision for income taxes	—	—	705	705
Net income				$931

First Half Ended,
June 18, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$53,753	$6,954	$—	$60,707
Operating expenses
Operating costs	39,197	8,044	—	47,241
Operating depreciation and amortization	1,894	127	—	2,021
Profit (loss) before corporate selling, general, and administrative expenses	12,662	(1,217)		11,445
Selling, general, and administrative expenses	—	—	9,356	9,356
Depreciation and amortization from SG&A	—	—	304	304
Total selling, general, and administrative expenses			9,660	9,660
Loss (gain) from disposal of fixed assets	—	—	(12)	(12)
Operating income				1,797
Interest expense - net	—	—	—	14
Income before income taxes				1,783
Provision for income taxes	—	—	726	726
Net income				$1,057

First Half Ended,
June 19, 2010
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$46,896	$2,447	$—	$49,343
Operating expenses
Operating costs	32,731	3,210	—	35,941
Operating depreciation and amortization	1,771	17	—	1,788
Profit (loss) before corporate selling, general, and administrative expenses	12,394	(780)		11,614
Selling, general, and administrative expenses	—	—	8,503	8,503
Depreciation and amortization from SG&A	—	—	296	296
Total selling, general, and administrative expenses			8,799	8,799
Loss (gain) from disposal of fixed assets	—	—	39	39
Operating income				2,776
Interest expense - net	—	—	—	—
Income before income taxes				2,776
Provision for income taxes	—	—	1,183	1,183
Net income				$1,593

Total assets by segment as of June 18, 2011 and January 1, 2011 were as follows (in thousands):

	June 18, 2011	January 1, 2011
Total Assets:
Environmental Services	$29,681	$26,498
Oil Business	39,468	13,261
Unallocated corporate assets	38,688	49,813
Totalˆ	$107,837	$89,572

ˆAllocations of assets between segments at January 1, 2011 have been adjusted from those previously reported to reflect the Company's increased investment in the used oil re-refinery. Total assets reported as of January 1, 2011 have not changed.

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, and inventories allocated to each segment. Oil Business assets include the preliminary fair values of assets acquired from the Warrior Group, including goodwill. Assets for the Corporate unallocated amounts consist of property, plant, and equipment used at the Corporate headquarters, as well as cash, accounts receivable, and tax assets.

(13)    COMMITMENTS AND CONTINGENCIES

The Company may enter into purchase obligations with certain vendors. These purchase obligations are generally cancelable without notice, without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company has purchase obligations in the form of open purchase orders of $14.2 million as of June 18, 2011, of which $6.1 million is related to the construction of the Company’s used oil re-refinery.  The remaining $8.1 million is primarily for solvent and machine purchases as well as disposal expense.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 18, 2011 and January 1, 2011, the Company had accrued $0.2 million and $0.2 million related to loss contingencies, respectively.

On October 1, 2010, Ecological Services, Inc. (“ESI”), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency (“EPA”) has determined that the Company was the third largest Potential Responsible Party ("PRP") of waste to the site over the last six years of ESI's operation and assigned the Company the proportional share of 9.5% of the costs related to the clean up of the ESI site.

On March 30, 2011, the Company signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the “Consent Agreement”). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site.

The EPA's cost estimate for waste removal and other remediation at the site is $2.4 million. The Company's best estimate of its proportional share of the total exposure is $162,000. As of June 18, 2011, the Company had paid $154,000 in remediation costs to the fund, of which $95,000 related to costs already incurred, before consideration for any insurance reimbursement the Company may receive. The Company filed a claim with its insurance carrier for coverage under an existing policy. The Company has also filed a claim under ESI's environmental insurance policy under which it is listed as an additional insured. The Company received $5,000 from its insurance carrier in the second quarter for its obligation, but the Company's insurance provider has declined to make subsequent payments. The Company intends to challenge its insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy.

(14)    INCOME TAXES

The Company’s effective tax rate for the second fiscal quarter of 2011 was 40.6% compared to 43.1% in the second fiscal quarter of 2010.  The Company's effective tax rate for the first half of 2011 was 40.7% compared to 42.6% in the first half of 2010. The reduction in the tax rate is due to the Company's non-deductible expenses for income taxes being at a lower percentage of income in the first half of 2011 when compared to the first half of 2010.

The Company has not provided for any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

(15)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan (“Plan”) is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of June 18, 2011, the number of shares available for issuance under the Plan was 869,942 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Outstanding at January 1, 2011	889,654	$10.76	7.39	$430
Granted	—
Exercised	(1,211)	7.33
Options outstanding at June 18, 2011	888,443	10.77	6.93	5,441

Unvested stock options at June 18, 2011	78,805	7.33	7.77	753
Vested stock options at June 18, 2011	809,638	11.10	6.85	4,687
Options exercisable at June 18, 2011	809,638	11.10	6.85	4,687

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options outstanding at January 1, 2011	118,219	$3.24

Granted	—	—
Vested	39,414	$3.24
Expired	—	—
Forfeited	—	—
Nonvested stock options outstanding at June 18, 2011	78,805	$3.24

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

At June 18, 2011, there was approximately $0.2 million of unrecognized compensation expense for stock options which will be recorded through 2014. In the first half of fiscal 2011 and 2010, less than $0.1 million was recorded as expense related to these stock options, respectively.

Restricted Stock Compensation/Awards

In May 2011, the Company granted 8,346 restricted shares to its Board of Directors which vest fully after one year of service from their grant date.  The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over the vesting period. At June 18, 2011, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2012.

In March 2011, the Company granted 92,909 restricted shares to certain officers as a result of the Company's fiscal 2010 financial performance exceeding the 2010 LTIP net income and revenue targets.  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March, and as part of the 2010 LTIP, 14,091 shares were reserved to be awarded to officers and other employees significantly involved in the construction of the used oil re-refinery project. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore the Company began accruing compensation expense in fiscal 2010. As of June 18, 2011, there was approximately $0.9 million of unrecognized compensation expense related to the March 2011 awards. Compensation expense will continue to be recorded through the vesting period of these awards. In the first half of fiscal 2011 and fiscal 2010, approximately $0.2 million and $0.1 million were recorded as expense related to these awards, respectively.
In the first half of fiscal 2011, the Company approved future restricted stock grants as part of management’s annual compensation for fiscal 2011. These awards will be based on the Company’s financial results for fiscal 2011. These restricted shares are expected to be granted in the first fiscal quarter of 2012. Once granted, the restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company has determined that the service inception date is prior to the grant date and therefore the Company has accrued compensation expense related to these awards. If the service inception date precedes the grant date, accrual for the compensation expense for periods prior to the grant date is based on the fair value of the award at each reporting date if the performance criteria are deemed probable. As of June 18, 2011, the Company has evaluated and believes that the performance criteria are probable. As of June 18, 2011, there was approximately $1.3 million of unrecognized compensation expense related to these awards which will be recorded so long as the performance criteria are probable. The final determination will only take place in the first fiscal quarter of 2012 once the performance criteria are known and finalized. Once the restricted shares have been granted, compensation expense will continue to be recorded through the vesting period. In the first half of fiscal 2011, $0.2 million compensation expense was recorded related to these awards.
The following table summarizes information about restricted stock awards for the first half ended June 18, 2011:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 1, 2011	15,492	$9.68

Granted – March 2011	92,909	$11.85
Granted – May 2011	8,346	$17.96
Vested	15,492	$9.68
Expired	—	—
Forfeited	—	—
Nonvested shares outstanding at June 18, 2011	101,255	$12.35

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

On May 17, 2011, 11,000 shares vested, leaving 22,000 unvested shares. As of June 18, 2011, there was approximately $0.1 million of unrecognized compensation expense related to these awards which will be recorded through May 2013. In the first half of fiscal 2011 and fiscal 2010, less than $0.1 million was recorded as expense related to these awards, respectively.

Employee Stock Purchase Plan

As of June 18, 2011, the Company had reserved 43,290 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first half of fiscal 2011, employees purchased 9,513 shares of the Company’s common stock with a weighted average fair market value of $12.27 per share.

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

(16)    EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of shares outstanding for the period.  Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares outstanding and any dilutive potential equivalents for the period.

The following table reconciles the number of shares outstanding for the second fiscal quarters ended and first halves ended, June 18, 2011 and June 19, 2010, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share.  The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	Second Quarter Ended,		First Half Ended,
	June 18, 2011	June 19, 2010	June 18, 2011	June 19, 2010
Net income	$719	$931	$1,057	$1,593
Number of shares outstanding at quarter end	14,322	13,757	14,322	13,757
Effect of using weighted average shares outstanding	(16)	(2,848)	(45)	(2,946)
Weighted average basic shares outstanding	14,306	10,909	14,277	10,811
Dilutive shares for share–based compensation plans	444	64	306	60
Weighted average diluted shares outstanding	14,750	10,973	14,583	10,871

Potentially issuable shares	919	939	919	939
Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	—	732	—	732

Net income per share: basic	$0.05	$0.09	$0.07	$0.15
Net income per share: diluted	$0.05	$0.08	$0.07	$0.15

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 4, 2011.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance.  You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Forward-looking statements speak only as of the date of this quarterly report.  Factors that could cause such differences include those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 4, 2011.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and twenty-four week periods ended June 18, 2011 and June 19, 2010, each referred to as “second quarter ended” or “second fiscal quarter” and “first half", respectively.

Overview

We are a leading provider of industrial and hazardous waste services to small and mid-sized customers who are engaged in vehicle maintenance or manufacturing activities.  Our service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services.  These services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 67 branch facilities providing service to customers in 41 states. We conduct business through two principal operating segments: Environmental Services and Oil Business. We began reporting our operations in these segments in the first quarter of fiscal 2011.

Our Environmental Services segment consists of our parts cleaning, containerized waste management and vacuum truck services. Our Oil Business segment consists of our used oil collection and used oil re-refining activities. All of our operations are derived domestically in the United States. Intersegment sales are fully eliminated in consolidation and no single customer accounted for more than 10% of consolidated sales.

We use profit before corporate selling, general and administrative expenses or ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization.

We are currently constructing a used oil re-refinery in Indiana. The construction continues to be on schedule and we expect production of intermediate products in the third quarter of this year and lube oil near the end of this fiscal year, although we expect that it will take additional time before we regularly operate at full capacity. The re-refinery is designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is expected to be between $45 and $50 million, and we expect that operation of the re-refinery will increase our working capital requirements by approximately $5 to $10 million. During the construction period, we plan to continue to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that during fiscal 2011 we will incur net expenses of roughly $2.0 million related to this roll out.

On February 23, 2011, we acquired certain assets and liabilities of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies (collectively, “Warrior Group”) in exchange for $0.9 million in cash, $0.8 million of the Company's common stock, and $2.6 million in subordinated notes.  The preliminary purchase price allocation resulted in $2.1 million allocated to property, plant and equipment, $1.1 million to goodwill, $0.8 million to intangible assets, and $0.1 million to inventory for a total of $4.1 million. The difference between the consideration of $4.3 million and the allocation of $4.1 million is due to the non-interest bearing promissory notes being recorded at their net present value which is $0.2 million less than the face value of the notes. We are continuing to evaluate the initial purchase price allocations for this acquisition and will adjust the allocations if additional information relative to the fair values of the assets and liabilities becomes known. We acquired the Warrior Group to add used oil collection volume of approximately 6.5 million gallons per year, primarily in the states of Indiana, Illinois, and Kentucky. The operating results of the Warrior Group acquisition are included in the Company's consolidated results of operations from the date of acquisition.

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

Management believes that there have been no significant changes during the first half of 2011 to the items that we disclosed as our critical accounting policies and estimates in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 filed with the SEC on March 4, 2011.

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

Identifiable Intangible Assets

The fair value of identifiable intangible assets may be based on significant judgments made by management. We sometimes engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives.

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

Fair Value Measurements and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update provides guidance that is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update is not intended to result in a change in the application of the requirements in Topic 820. The amendments in this update include those that clarify the FASB's intent about the application of existing fair value measurement requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. We do not expect the adoption of ASU 2011-04 to have a material effect on our consolidated financial results.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of sales for the periods indicated (dollars in thousands):

	Second Quarter Ended,				First Half Ended,
	June 18, 2011		June 19, 2010		June 18, 2011		June 19, 2010

Sales	$31,968	100.0%	$25,338	100.0%	$60,707	100.0%	$49,343	100.0%
Operating expenses -
Operating costs	24,729	77.4%	18,323	72.3%	47,241	77.8%	35,941	72.8%
Selling, general and administrative expenses	4,815	15.1%	4,285	16.9%	9,356	15.4%	8,503	17.2%
Depreciation and amortization	1,215	3.8%	1,055	4.2%	2,325	3.8%	2,084	4.2%
Loss (gain) on disposal of fixed assets - net	(12)	—%	39	0.2%	(12)	—%	39	0.1%
Operating income	1,221	3.8%	1,636	6.5%	1,797	3.0%	2,776	5.6%
Interest expense – net	10	—%	—	—%	14	—%	—	—%
Income before income taxes	1,211	3.8%	1,636	6.5%	1,783	2.9%	2,776	5.6%
Provision for income taxes	492	1.5%	705	2.8%	726	1.2%	1,183	2.4%
Net income	$719	2.2%	$931	3.7%	$1,057	1.7%	$1,593	3.2%

Second Quarter Ended and First Half Ended June 18, 2011 compared to Second Quarter Ended and First Half Ended June 19, 2010

Sales

For the second fiscal quarter of 2011, sales increased $6.7 million, or 26.5%, to $32.0 million from $25.3 million for the second fiscal quarter of 2010. For the first half of 2011, sales increased $11.4 million, or 23.1%, to $60.7 million from $49.3 million in the first half of 2010. Sales grew for all service types in the second fiscal quarter and in the first half of 2011 compared to the second fiscal quarter and first half of 2010 as we continued to add customers.

At the end of the second fiscal quarter of 2011, we were operating 67 branch locations compared with 62 at the end of the second fiscal quarter of 2010.  There were 62 branches that were in operation during both the second fiscal quarter of 2011 and second fiscal quarter of 2010, which collectively experienced an increase of $5.2 million, or 20.6% in same-branch sales during the second fiscal quarter of 2011 compared to the same period in 2010.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 59 branches experienced a collective increase in sales of $5.3 million, or 22.0% during the second fiscal quarter of 2011 compared to the same period in 2010. On a year-to-date basis, same-branch sales increased $9.3 million, or 18.9%, for these same 62 branches. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 59 branches experienced and increase of $9.5 million, or 20.3%.

Operating expenses

Operating costs

Operating costs increased $6.4 million, or 35.0%, to $24.7 million for the second fiscal quarter of 2011 from $18.3 million in the second fiscal quarter of 2010. Operating costs as a percentage of sales increased to 77.4% in the second fiscal quarter of 2011 compared to 72.3% in the second fiscal quarter of 2010. For the first half of 2011, operating costs increased $11.3 million, or 31.5%, to $47.2 million from $35.9 million in the first half of 2010. The increase in operating costs as a percentage of sales is primarily a result of rising energy prices which have a direct impact on our operating cost structure. Higher cost of petroleum based products negatively affected our operating costs. Primarily, the increase in the price of diesel fuel impacted the cost of operating our service and collection fleet and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges. Additionally, we continued to increase our used oil collection efforts in anticipation of completion of our used oil re-refinery, scheduled for later this year, and we continue to incur start-up costs as we increase the number of used oil collection trucks in service. In addition, higher petroleum product prices increased the prices we paid for solvent used to service our customers and the prices paid for used oil collected. The higher prices were partially offset by higher selling prices for our products. The higher prices were offset partially by the benefit we received by selling our reuse solvent at prices higher than our carrying value and the increased inventory value of these products. Reuse solvent sales had a positive impact on operating costs during the second fiscal quarter of 2011 of $0.5 million compared to $0.3 million in the second quarter of fiscal 2010 and a positive impact on operating costs during the first half of 2011 of $0.8 million compared to $0.6 million in the first half of 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.5 million or 11.6%, to $4.8 million in the second fiscal quarter of 2011 from $4.3 million in the second fiscal quarter of 2010. For the first half of 2011, selling, general and administrative expenses increased $0.9 million, or 10.6%, to $9.4 million from $8.5 million in the first half of 2010. Overall, selling, general and administrative expenses as a percentage of sales declined to 15.1% in the second fiscal quarter of 2011 from 16.9% in the second fiscal quarter of 2010. The decline as a percentage of sales is primarily the result of our ability to hold overall selling, general and administrative costs relatively steady while we grew revenue 26.5% during the quarter and 23.1% on a year-to-date basis.

Interest expense

We incurred $10,078 in interest expense in the second fiscal quarter of 2011, compared to no interest expense in the second fiscal quarter of 2010. Interest expense for the first half of 2011 was $13,798, compared to no interest expense in the first half of 2010. The increase in interest expense was the result of imputing interest on the notes issued as a portion of the payment for the Warrior Acquisition.

Provision for income taxes

Our effective tax rate in the second fiscal quarter of 2011 was 40.6% compared to 43.1% in the second fiscal quarter of 2010.  Our effective tax rate in the first half of 2011 was 40.7% compared to 42.6% in the first half of 2010. The reduction in the tax rate is due to non-deductible expenses for income taxes being at a lower percentage of income in the first half of 2011 when compared to the first half of 2010.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Second Quarter Ended,		Increase
	June 18, 2011	June 19, 2010	$	%
Sales:
Environmental Services	$27,641	$24,132	$3,509	14.5%
Oil Business	4,327	1,206	3,121	258.8%
Total	$31,968	$25,338	$6,630	26.2%

	First Half Ended,		Increase
	June 18, 2011	June 19, 2010	$	%
Sales:
Environmental Services	53,753	46,896	6,857	14.6%
Oil Business	6,954	2,447	4,507	184.2%
Total	60,707	49,343	11,364	23.0%

Environmental Services sales increased $3.5 million for the second fiscal quarter of 2011 or 14.5%, to $27.6 million from $24.1 million for the second fiscal quarter of 2010. For the first half of fiscal 2011, Environmental Services sales increased $6.9 million, or 14.6%, to $53.8 million from $46.9 million in the first half of fiscal 2010. Sales grew in all Environmental Services product lines which includes parts cleaning, containerized waste and vacuum truck services in the first half of 2011. We continued to add customers through the expansion of our branch network.

Oil Business sales increased in the second fiscal quarter and in the first half of 2011 as compared to the second fiscal quarter and first half of 2010 due to growth in our used oil collection efforts as we continue to expand our collection network, which includes the addition of customers acquired from the purchase of the Warrior Group.  Increased cost of crude oil also contributed to higher sales as we sold the used oil we collected at higher prices.  We continue to sell the used oil that we collect into the fuel market, which we expect to continue until our used oil re-refinery is in operation. Once the used oil re-refinery is in operation, we expect to produce intermediate products and eventually sell lubricating base oil which generally is sold at higher margins compared to selling used oil into the fuel market.

Segment Profit Before Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands):

	Second Quarter Ended,		Increase
	June 18, 2011	June 19, 2010	$	%
Profit before SG&A*
Environmental Services	$6,631	$6,627	$4	0.1%
Oil Business	(440)	(517)	77	14.9%
Total	$6,191	$6,110	$81	1.3%

	First Half Ended,		Increase (Decrease)
	June 18, 2011	June 19, 2010	$	%
Profit before SG&A*
Environmental Services	12,662	12,394	268	2.2%
Oil Business	(1,217)	(780)	(437)	(56.0)%
Total	11,445	11,614	(169)	(1.5)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 12 in our financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 2.2% in the first half of 2011 as compared to the first half of 2010 due to the increase in sales. Higher petroleum prices negatively affected the prices we paid for solvents that we use to service our customers. Also, higher diesel fuel prices negatively affected our costs of our service fleet and the transportation costs of operating our branch and hub system. Higher solvent costs were partially mitigated by the benefit we received by selling our reuse solvent at prices higher than our carrying value and the increased inventory value of the solvent returned from customers held in inventory for reuse.

Oil Business losses before SG&A for the second fiscal quarter of 2011 decreased compared to the second fiscal quarter of 2010. The decrease was the result of increased margins compared to the same quarter in 2010, which lessened the impact of the additional costs associated with the expansion of the business. Oil Business loss before SG&A increased 56% in the first half of 2011 compared to the first half of 2010 due to start-up costs as we increased the number of used oil collection trucks and the number of branches that collect used oil. The expansion of oil collection trucks and branches during the quarter included the trucks and facilities acquired from the Warrior Group as well as the addition of oil services and trucks to existing branches within our network. Higher cost of diesel and transportation surcharges also increased the losses before SG&A in this segment. Higher prices paid for used oil due to rising crude oil prices, were offset by the higher selling prices of the used oil sold into the fuel market. Oil Business margins will continue to be under pressure as we sell the used oil we collect into the fuel market at lower selling prices, as compared to lube oil that we expect to produce with the re-refinery and that is expected to be sold at higher margins in the future.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 18, 2011 and January 1, 2011, cash and cash equivalents were $7.4 million and $21.8 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.

In March 2011, we amended our secured bank credit facility to allow for up to $40 million of borrowings of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining $20 million is available as a revolving loan which expires on December 14, 2012. Under the terms of our credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess EBITDA for the fiscal year exceeds the formula rate set forth in the credit facility. On June 9, 2011, we borrowed $10 million on the term loan. We had $0.3 million and $0.2 million of standby letters of credit issued at June 18, 2011 and January 1, 2011, respectively. Therefore $29.7 million and $29.8 million were available for borrowing under the bank credit facility at June 18, 2011 and January 1, 2011, respectively.

On February 23, 2011, we executed promissory notes with a combined face value of $2.6 million in conjunction with the purchase of the Warrior Group's assets. The three principals of the Warrior Group are employed by us. The promissory notes are non-interest bearing and are subordinated to our secured bank credit facility. The promissory notes were recorded at the net present value of the notes of approximately $2.1 million as of June 18, 2011 of which $0.6 million is recorded as current maturities of long-term debt. During the second quarter ended June 18, 2011, we made $0.3 million in payments on these notes. In the second quarter and first half of 2011, we accrued imputed interest expense on these notes of $10,078 and $13,798, respectively.

We believe that our existing cash, cash equivalents, available borrowings and other sources of financings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate, especially given the current economic conditions.  If, in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current condition of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.  If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are currently constructing a used oil re-refinery in Indianapolis, Indiana at the site of our largest hub and our solvent recycling facility.  The re-refinery is being constructed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is expected to be between $45 and $50 million, and we expect that the operation of the re-refinery will increase our working capital requirements by $5 to $10 million.  The used oil re-refinery is expected to produce intermediate products in the third quarter of this year and lube oil near the end of this fiscal year, although we expect it will take additional time before we regularly operate at full capacity.  As of June 18, 2011, $30.0 million has been capitalized relating to the used oil re-refinery.  An additional $6.1 million has been committed for orders for significant equipment related to the used oil re-refinery as of the end of the second fiscal quarter of 2011.  We intend to spend approximately $17 million for the remainder of fiscal 2011 related to the anticipated completion of the used oil re-refining project.  During fiscal 2011, we plan to roll out additional used oil collection routes to increase the volume of used oil that we collect and we estimate that we will incur roughly $2.0 million of net expense related to the roll out.  We anticipate that we will use existing cash, cash equivalents and available borrowings to fund the expenditures for the used oil re-refining project during this time frame.

Summary of Cash Flow Activity

	First Half Ended, (Dollars in thousands)
	June 18, 2011	June 19, 2010
Net cash provided by (used in):
Operating activities	$(3,777)	$3,066
Investing activities	(20,434)	(3,505)
Financing activities	9,877	22,076
Net increase (decrease) in cash and cash equivalents	$(14,334)	$21,637

Net Cash Provided by (Used in) Operating Activities — The most significant items affecting the comparison of our operating activities for the periods presented are summarized below:

•	Earnings decline — Our net income for the first half of 2011 negatively impacted our net cash provided by operating activities by $0.5 million compared to the first half of 2010.

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $1.7 million in the first half of 2011 compared to first half of 2010.  During the first half of 2011, we experienced an improvement in sales compared to the first half of 2010.  This acceleration of sales led to a higher accounts receivable balance at the end of the first half of 2011.

•
Inventory — The increase in inventory negatively affected cash flows from operations by $4.6 million in the first half of 2011 compared to the first half of 2010.  The change mostly reflects the increasing value of our inventories due to the increase of crude oil prices along with the increase of our used oil inventories associated with the ramp up of used oil collection efforts associated with the used oil re-refining project.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures and software and intangible assets— We used $20.4 million and $3.5 million for capital expenditures during the first half of 2011 and the first half of 2010, respectively.  During the first half of 2011, we spent $17.0 million dollars on the used oil re-refining project compared to $1.1 million in the first half of 2010.  In the first half of 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million. The remaining $0.3 million in the first half of 2011 was for other items including office equipment, leasehold improvements, software and intangible assets compared to $0.6 million in the first half of 2010. Additionally, in the first half of 2011, approximately $2.2 million of the capital expenditures were for purchases of parts cleaning machines compared to $1.8 million in the first half of 2010.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from the issuance of common stock, net of offering costs — During the first half of 2010, we received approximately $22 million in net proceeds in conjunction with a secondary public offering of common stock.

•	Proceeds from note payable - bank — During the first half of 2011, we borrowed $10.0 million on our term loan. We did not have any borrowings in the first half of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.   Our weighted average borrowings under our bank credit facility during the first half ended June 18, 2011 was $10.0 million and the annual effective interest rate for the first half ended June 18, 2011 was 2.25%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a less than $5,000 change to our interest expense in the first half of 2011. We anticipate that our borrowings will increase as we continue the construction of our used oil re-refinery.

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

There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2011 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
We are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.
On October 1, 2010, Ecological Services, Inc. (“ESI”), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency (“EPA”) has determined that we were the third largest Potential Responsible Party ("PRP") of waste to the site over the last six years of ESI's operation and assigned us the proportional share of 9.5% of the costs related to the clean up of the ESI site.

On March 30, 2011, we signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the “Consent Agreement”). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site.

The EPA's cost estimate for waste removal and other remediation at the site is $2.4 million. Our best estimate of our proportional share of the total exposure is $162,000. As of June 18, 2011, we had paid $154,000 in remediation costs to the fund, of which $95,000 related to costs already incurred, before consideration for any insurance reimbursement we may receive. We filed a claim with our insurance carrier for coverage under an existing policy. We have also filed a claim under ESI's environmental insurance policy under which we are listed as an additional insured. We received $5,000 from our insurance carrier in the second quarter for our obligation, but our insurance provider has declined to make subsequent payments. We intend to challenge our insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxomony Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	August 1, 2011	By:	/s/ Gregory Ray

Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary