Form 10-Q
period 2011-09-10
Heritage-Crystal Clean, Inc.
filed 2011-10-24
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 10, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of October 13, 2011: 14,353,225

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 10, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$12,703	$21,757
Accounts receivable - net	17,162	13,478
Income tax receivables	866	27
Inventory - net	18,167	11,647
Deferred income taxes	1,104	731
Other current assets	2,599	2,154
Total Current Assets	52,601	49,794
Property, plant and equipment - net	49,976	22,049
Equipment at customers - net	16,075	15,002
Goodwill	1,137	—
Software and intangible assets - net	3,530	2,727
Total Assets	$123,319	$89,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$668	$—
Accounts payable	14,810	10,058
Accrued salaries, wages, and benefits	2,919	2,242
Taxes payable	2,852	913
Other accrued expenses	1,451	1,139
Total Current Liabilities	22,700	14,352
Long-term debt, less current maturities	1,463	—
Term Loan	20,000	—
Deferred income taxes	2,177	1,676
Total Liabilities	46,340	16,028

STOCKHOLDERS' EQUITY:
Common stock - 18,000,000 shares authorized at $0.01 par value, 14,326,052 and 14,220,321 shares issued and outstanding at September 10, 2011 and January 1, 2011, respectively	143	142
Additional paid-in capital	71,301	69,532
Retained earnings	5,535	3,870
Total Stockholders' Equity	76,979	73,544
Total Liabilities and Stockholders' Equity	$123,319	$89,572

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 10, 2011	September 11, 2010	September 10, 2011	September 11, 2010

Sales	$37,244	$26,736	$97,951	$76,079
Operating expenses -
Operating costs	30,197	20,397	77,438	56,337
Selling, general, and administrative expenses	4,886	4,000	14,242	12,502
Depreciation and amortization	1,208	1,076	3,533	3,160
Loss (gain) on disposal of fixed assets – net	1	—	(11)	39
Operating income	952	1,263	2,749	4,041
Interest expense – net	9	—	23	—
Income before income taxes	943	1,263	2,726	4,041
Provision for income taxes	335	536	1,061	1,719
Net income	$608	$727	$1,665	$2,322

Net income per share: basic	$0.04	$0.05	$0.12	$0.19
Net income per share: diluted	$0.04	$0.05	$0.11	$0.19

Number of weighted average shares outstanding: basic	14,325	14,197	14,293	11,945
Number of weighted average shares outstanding: diluted	14,822	14,245	14,674	11,998

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total

Balance, January 1, 2011	14,220,321	$142	$69,532	$3,870	$73,544
Net income	—	—	—	1,665	1,665
Issuance of common stock – Warrior acquisition	64,516	1	799	—	800
Issuance of common stock – ESPP	13,049	—	182	—	182
Conversion of restricted shares to common stock	26,492	—	166	—	166
Exercise of stock options	1,674	—	23	—	23
Share–based compensation	—	—	599	—	599
Balance, September 10, 2011	14,326,052	$143	$71,301	$5,535	$76,979

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 10, 2011		September 11, 2010
Cash flows from Operating Activities:
Net income	$1,665		$2,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,533		3,160
Bad debt provision	459		613
Share-based compensation	766		414
Deferred rent	43		31
Non-cash interest expense	27		—
Deferred taxes	127		171
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(4,065)		(2,013)
Decrease (increase) in income tax receivables	(840)		353
Decrease (increase) in inventory	(6,520)		(467)
Decrease (increase) in prepaid and other current assets	(445)		(145)
Increase (decrease) in accounts payable	3,099		1,601
Increase (decrease) in accrued expenses	2,897		450
Cash provided by (used in) operating activities	746		6,490

Cash flows from Investing Activities:
Capital expenditures	(28,331)		(6,751)
Software and intangible asset expenditures	(473)		(280)
Business acquisitions, net of cash acquired	(921)		—
Cash used in investing activities	(29,725)		(7,031)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	182		25,681
Proceeds from the exercise of stock options	18		—
Tax benefit from the exercise of stock options	5		—
Proceeds from term loan	20,000		—
Repayments of note payable - affiliates	(280)		—
Cash provided by financing activities	19,925		25,681

Net (decrease) increase in cash and cash equivalents	(9,054)		25,140
Cash and cash equivalents, beginning of period	21,757		1,090
Cash and cash equivalents, end of period	$12,703		$26,230

Supplemental disclosure of cash flow information:
Income taxes paid	179		1,044
Cash paid for interest, net of capitalized interest of $58	—	—	—
Supplemental disclosure of non-cash information:
Payables for construction in progress	5,046		658
Business acquisitions, liabilities assumed	15		—
Business acquisitions, notes issued	2,384		—
Issuance of common stock – Warrior acquisition	800		—

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 10, 2011
(Unaudited)

(1)    BASIS OF PRESENTATION

The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The unaudited interim financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These financial statements and notes thereto should  be read in conjunction with the Company’s audited financial statements for the fiscal year ended January 1, 2011 included in the Company’s Annual Report on Form 10-K for fiscal year 2010 filed with the United States Securities and Exchange Commission on March 4, 2011.  The balance sheet data at January 1, 2011 included in this Form 10-Q was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on January 1, 2011.  Each of our first three fiscal quarters consists of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks.  Interim results are presented for the twelve-week and thirty-six week periods ended September 10, 2011 and September 11, 2010, each referred to as “third quarter ended” or “third fiscal quarter of 2011” or “third fiscal quarter of 2010” and “first three quarters of 2011” and “first three quarters of 2010”, respectively.

The Company, in the first quarter of fiscal 2011, began reporting its operations as two reportable segments: “Environmental Services” and “Oil Business”. The Company began segment reporting during the first fiscal quarter of 2011 as the projected results included in the fiscal 2011 budget presented to the board of directors and the chief operating decision maker were divided into these segments (see Note 13 on Segment Information for further details).

Reclassifications

In the first quarter of 2011, the Company began reporting its consolidated statements of operations in a different format. The Company has combined cost of sales and operating costs into a single category named operating costs within the heading of operating expenses. Additionally, depreciation and amortization expenses are now removed from the previously presented operating costs and selling, general and administrative expenses categories and presented separately within the operating expenses group. The Company has decided to make these changes so that the Company's presentation is consistent with that of its peers and believes that the new presentation, along with segment reporting, will provide a better understanding of the Company's operating results.

In the third fiscal quarter of 2011, the Company began reporting Property, plant, & equipment in two classes on its balance sheet: Property, plant, & equipment - net and Equipment at customers - net. Equipment at customers represents parts washing machines owned by the Company but located at customer sites. The Company has decided to use this balance sheet presentation as it uses these categories internally to understand the make-up of its fixed assets.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable, valuation of inventory at lower of cost or market, and valuation of goodwill and other intangible assets.  Actual results could differ from those estimates.

Operating Costs

Within operating costs are cost of sales. Cost of sales in our Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at its net realizable value. Cost of sales in our Oil Business include the costs paid to customers for used oil and costs to operate the re-refinery, including personnel costs and utilities.

Operating costs include the Company's costs of operating its branch system and hubs. These costs include personnel costs (including commissions), facility rent and utilities, and truck leases, fuel and maintenance.

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

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, notes payable, and term debt.  As of September 10, 2011 and January 1, 2011, the carrying values of cash, trade receivables, trade payables, notes payable, term debt, and goodwill are considered to be representative of their respective fair values.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, and restructuring costs to be expensed in periods subsequent to the acquisition date. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company may engage third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company will test goodwill for impairment annually and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In the third quarter and first three quarters of 2011, there was no indication that goodwill had been impaired.

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

Goodwill Impairment Testing

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If the entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material effect on its consolidated financial results.

Subsequent Events

On October 19, 2011, at a special meeting of shareholders, the shareholders of the Company voted and approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 18,000,000 to 22,000,000. The Company anticipates filing an amended charter to reflect the increase authorized shares in October 2011.

(3)    CORRECTION OF ERROR

During the third quarter of 2011, the Company identified an error in the ending inventory balance in the Company's Environmental Services segment for the second quarter ended June 18, 2011 in which inventory was understated by $0.2 million. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to the inventory balance in the second quarter. Further, the Company evaluated the materiality of the error on the results of operations for the second and third quarters of 2011, as well as the expected results of operations for the full year and concluded that the error was material to either quarter and was not anticipated to be material to the full year or the trend of financial results. Accordingly, the Company corrected the ending inventory balance in the third quarter of 2011, which decreased operating expenses $0.2 million and increased after tax net income by $0.1 million.

(4)    BUSINESS COMBINATION

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

The Company is continuing to evaluate the purchase price allocations for the acquisition and will adjust the allocations if additional information, relative to the fair values of the assets and liabilities becomes known. The Company acquired the Warrior Group to add used oil collection volume primarily in the states of Indiana, Illinois, and Kentucky. The operating results of the Warrior Group acquisition are included in the Company's consolidated results of operations and also in the Oil Business segment from the date of acquisition. In addition, the Company has allocated the assets acquired, including goodwill, to the Oil Business segment.

In the first three quarters of 2011, the Company also acquired smaller parts cleaning companies for approximately $0.2 million that the Company determined to be immaterial to the overall financial statements.

(5)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 10, 2011	January 1, 2011
Trade	$17,444	$13,914
Less allowance for doubtful accounts	(761)	(647)
Trade - net	16,683	13,267
Trade - affiliates	173	102
Other	306	109
Total accounts receivable - net	$17,162	$13,478

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 10, 2011 and the fiscal year ended January 1, 2011 (in thousands):

	September 10, 2011	January 1, 2011
Balance at beginning of period	$647	$601
Provision for bad debts	459	767
Accounts written off, net of recoveries	(345)	(721)
Balance at end of period	$761	$647

(6)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	September 10, 2011	January 1, 2011
Solvents	$7,549	$5,622
Oil	5,562	1,175
Machines	2,519	2,502
Drums	1,359	1,350
Accessories	1,316	1,183
Total inventory	18,305	11,832
Less reserves	(138)	(185)
Total inventory - net	$18,167	$11,647

Inventory consists of new and used solvents, used oil and re-refined oil products, new and refurbished parts cleaning machines, drums, accessories and absorbents and repair parts. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(7)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	September 10, 2011	January 1, 2011
Prepaid and other current assets	$2,599	$1,798
Prepaid income taxes	—	356
Total other current assets	$2,599	$2,154

(8)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 10, 2011	January 1, 2011
Land (a)	$414	$183
Buildings and storage tanks (a)	4,218	3,602
Leasehold improvements (a)	697	600
Machinery, vehicles and equipment (a)	14,117	12,553
Construction in progress	38,282	12,010
Total property, plant and equipment	57,728	28,948
Less accumulated depreciation	(7,752)	(6,899)
Property, plant and equipment - net	$49,976	$22,049

	September 10, 2011	January 1, 2011
Equipment at customers	$35,445	$32,213
Less accumulated depreciation	(19,370)	(17,211)
Equipment at customers - net	$16,075	$15,002
________________
(a) Includes preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

(9)    SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	September 10, 2011			January 1, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Software	$3,589	$2,287	$1,302	$3,345	$2,071	$1,274
Patents	1,048	173	875	1,007	109	898
Non-competes (a)	637	335	302	455	269	186
Other (a)	1,191	140	1,051	440	71	369
Total software and intangible assets	$6,465	$2,935	$3,530	$5,247	$2,520	$2,727
________________
(a) Includes preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.
Amortization expense was $0.4 million for the first three quarters ended September 10, 2011 and $0.5 million for fiscal year ended January 1, 2011. The weighted average useful lives of software, patents, non-competes and other intangibles was
9 years, 15 years, 5 years and 8 years, respectively. The expected amortization expense for fiscal years 2011, 2012, 2013, 2014 and 2015 is $0.6 million, $0.5 million, $0.4 million, $0.3 million, and $0.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets and other events.

(10)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	September 10, 2011	January 1, 2011
Accounts payable	$14,582	$9,886
Accounts payable - affiliates	228	172
Total accounts payable	$14,810	$10,058

(11)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	September 10, 2011	January 1, 2011
Workers compensation	$539	$381
Other	912	758
Total other accrued expenses	$1,451	$1,139

(12)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

The Company's secured bank credit facility allows for up to $40 million in borrowings, of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining $20 million is available as a revolving loan which expires on December 14, 2012.  In order to fund its used oil re-refinery project, the Company borrowed $10 million under the term loan in June 2011 and an additional $10 million in August 2011, bringing the total borrowings under the term loan to $20 million. During the third quarter and first three quarters of 2011, the Company recorded interest of $0.1 million on the term loan, which was capitalized as part of the used oil re-refinery project. Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  The Company did not have any amounts outstanding under the credit facility during fiscal year 2010. The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeds the formula rate set forth in the credit facility. Amounts borrowed under the credit facility are secured by substantially all of the Company’s tangible and intangible assets.  As of September 10, 2011, and January 1, 2011, the Company was in compliance with all covenants under the credit facility. As of September 10, 2011, and January 1, 2011, the Company had $0.3 million and $0.2 million of standby letters of credit issued, respectively, and $19.7 million and $29.8 million was available for borrowing under the bank credit facility, respectively.

Notes Payable

On February 23, 2011, in conjunction with the acquisition of the Warrior Group, the Company executed promissory notes with each of the three entities of the Warrior Group with a combined face value of $2.6 million. The three principals of the Warrior Group are currently employees of the Company. Each of the promissory notes are non-interest bearing and are subordinated to the Company's secured bank credit facility. The promissory notes require quarterly principal payments and have maturity dates of February 1, 2014 and November 1, 2015. The promissory notes are recorded at their net present value of approximately $2.1 million as of September 10, 2011 of which $0.7 million is recorded as current maturities of long-term debt. In the first three quarters of 2011, the Company made principal payments of $0.3 million on the notes. In the third quarter and first three quarters of 2011, the Company accrued imputed interest expense of 3.5% on these notes of $10,078 and $23,876, respectively.

(13)    SEGMENT INFORMATION

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

The Environmental Services segment consists of the Company's parts cleaning, containerized waste management and vacuum truck service activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. All of the Company's operations are derived domestically in the United States. Revenues from one customer in the Oil Business segment represented approximately 20.5% and 11.5% of the Company's consolidated revenues for the third fiscal quarter of 2011 and first three quarters of 2011, respectively. Sales for this customer were less than 10% of consolidated revenues for the third fiscal quarter of 2010 and first three quarters of 2010. There were no intersegment revenues during the first three quarters of 2011.

Operating segment results for the third quarter and first three quarters ended September 10, 2011 and September 11, 2010 were as follows (in thousands):

Third Quarter Ended,
September 10, 2011
	Environmental Services		Oil Business	Corporate and Eliminations	Consolidated

Sales	$27,629		$9,615	$—	$37,244
Operating expenses
Operating costs	22,145	^	8,052	—	30,197
Operating depreciation and amortization	977		90	—	1,067
Profit before corporate selling, general, and administrative expenses	4,507		1,473		5,980
Selling, general, and administrative expenses	—		—	4,886	4,886
Depreciation and amortization from SG&A	—		—	141	141
Total selling, general, and administrative expenses				5,027	5,027
Loss (gain) from disposal of fixed assets	—		—	1	1
Operating income					952
Interest expense - net	—		—	9	9
Income before income taxes					943
Provision for income taxes	—		—	335	335
Net income					$608
^Includes impact of the correction of an error identified in the third quarter of fiscal 2011 that related to the second quarter of fiscal 2011. See Footnote 3 - Correction of Error for more details.

Third Quarter Ended,
September 11, 2010
	Environmental Services		Oil Business	Corporate and Eliminations	Consolidated

Sales	$23,897		$2,839	$—	$26,736
Operating expenses
Operating costs	17,243		3,154	—	20,397
Operating depreciation and amortization	915		10	—	925
Profit (loss) before corporate selling, general, and administrative expenses	5,739		(325)		5,414
Selling, general, and administrative expenses	—		—	4,000	4,000
Depreciation and amortization from SG&A	—		—	151	151
Total selling, general, and administrative expenses				4,151	4,151
Loss (gain) from disposal of fixed assets	—		—	—	—
Operating income					1,263
Interest expense - net	—		—	—	—
Income before income taxes					1,263
Provision for income taxes	—		—	536	536
Net income					$727

First Three Quarters Ended,
September 10, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$81,382	$16,569	$—	$97,951
Operating expenses
Operating costs	61,342	16,096	—	77,438
Operating depreciation and amortization	2,871	217	—	3,088
Profit before corporate selling, general, and administrative expenses	17,169	256		17,425
Selling, general, and administrative expenses	—	—	14,242	14,242
Depreciation and amortization from SG&A	—	—	445	445
Total selling, general, and administrative expenses			14,687	14,687
Loss (gain) from disposal of fixed assets	—	—	(11)	(11)
Operating income				2,749
Interest expense - net	—	—	23	23
Income before income taxes				2,726
Provision for income taxes	—	—	1,061	1,061
Net income				$1,665

First Three Quarters Ended,
September 11, 2010
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$70,793	$5,286	$—	$76,079
Operating expenses
Operating costs	49,973	6,364	—	56,337
Operating depreciation and amortization	2,685	27	—	2,712
Profit (loss) before corporate selling, general, and administrative expenses	18,135	(1,105)		17,030
Selling, general, and administrative expenses	—	—	12,502	12,502
Depreciation and amortization from SG&A	—	—	448	448
Total selling, general, and administrative expenses			12,950	12,950
Loss (gain) from disposal of fixed assets	—	—	39	39
Operating income				4,041
Interest expense - net	—	—	—	—
Income before income taxes				4,041
Provision for income taxes	—	—	1,719	1,719
Net income				$2,322

Total assets by segment as of September 10, 2011 and January 1, 2011 were as follows (in thousands):

	September 10, 2011	January 1, 2011
Total Assets:
Environmental Services	$30,815	$26,498
Oil Business	48,717	13,261
Unallocated Corporate Assets	43,787	49,813
Total	$123,319	$89,572

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

(14)    COMMITMENTS AND CONTINGENCIES

The Company may enter into purchase obligations with certain vendors. These purchase obligations are generally cancelable without notice, without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company has purchase obligations in the form of open purchase orders of $18.6 million as of September 10, 2011, of which $9.6 million is related to the construction of the Company’s used oil re-refinery.  The remaining $9.0 million is primarily for solvent and machine purchases, disposal and transportation expenses, and other capital projects that are not part of the re-refinery.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 10, 2011 and January 1, 2011, the Company had accrued $0.2 million and $0.2 million related to loss contingencies, respectively.

On October 1, 2010, Ecological Services, Inc. (“ESI”), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency (“EPA”) has determined that the Company was the third largest Potential Responsible Party ("PRP") of waste to the site over the last six years of ESI's operation and assigned the Company the proportional share of the costs related to the cleanup of the ESI site. On March 30, 2011, the Company signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the “Consent Agreement”). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site. The EPA's cost estimate for waste removal and other remediation at the site is $4.3 million. The Company estimates its proportional share of the clean-up could be up to $0.4 million. However, the Company believes its total exposure is more likely to be $0.3 million, which has been paid to the PRP group and expensed by the Company in the first three quarters of 2011. The Company filed a claim with its insurance carrier for coverage under an existing policy. The Company has also filed a claim under ESI's environmental insurance policy under which it is listed as an additional insured. The Company received $5,000 from its insurance carrier in the second quarter for its obligation, but the Company's insurance provider has declined to make subsequent payments. The Company intends to challenge its insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy.

(15)    INCOME TAXES

The Company’s effective tax rate for the third fiscal quarter of 2011 was 35.5% compared to 42.4% in the third fiscal quarter of 2010.  The Company's effective tax rate for the first three quarters of 2011 was 38.9% compared to 42.5% in the first three quarters of 2010. The reduction in the effective tax rate is due to tax credits recorded in the third quarter of 2011, as well as a smaller percentage of non-deductible expenses for income tax purposes in 2011 compared to 2010.

The Company has not provided for any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

(16)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan (“Plan”) is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of September 10, 2011, the number of shares available for issuance under the Plan was 869,942 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Outstanding at January 1, 2011	889,654	$10.76	7.39	$430
Granted	—
Exercised	(1,674)	7.33
Options outstanding at September 10, 2011	887,980	10.77	6.70	5,215

Nonvested stock options at September 10, 2011	78,805	7.33	7.54	734
Options vested and exercisable at September 10, 2011	809,175	11.10	6.62	4,481

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options outstanding at January 1, 2011	118,219	$3.24
Granted	—	—
Vested	39,414	$3.24
Expired	—	—
Forfeited	—	—
Nonvested stock options outstanding at September 10, 2011	78,805	$3.24

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

At September 10, 2011, there was approximately $0.2 million of unrecognized compensation expense for stock options which will be recorded through 2014. In the first three quarters of fiscal 2011 and 2010, less than $0.1 million was recorded as expense related to these stock options, respectively.

Restricted Stock Compensation/Awards

In May 2011, the Company granted 8,346 restricted shares to its Board of Directors which vest fully after one year of service from their grant date.  The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over the vesting period.  At September 10, 2011, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2012.

In March 2011, the Company granted 92,909 restricted shares to certain officers as a result of the Company's fiscal 2010 financial performance exceeding the 2010 Long Term Incentive Plan (LTIP) net income and revenue targets.  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March, and as part of the 2010 LTIP, 14,091 shares were reserved to be awarded to officers and other employees significantly involved in the construction of the used oil re-refinery project. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore the Company began accruing compensation expense in fiscal 2010. As of September 10, 2011, there was approximately $0.8 million of unrecognized compensation expense related to the March 2011 awards. Compensation expense will continue to be recorded through the vesting period of these awards. In the first three quarters of fiscal 2011 and fiscal 2010, approximately $0.2 million and $0.1 million were recorded as expense related to these awards, respectively.
In the second quarter of fiscal 2011, the Company approved future restricted stock grants as part of management’s annual compensation for fiscal 2011. These awards will be based on the Company’s financial results for fiscal 2011. These restricted shares are expected to be granted in the first fiscal quarter of 2012. Once granted, the restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company has determined that the service inception date is prior to the grant date and therefore the Company has accrued compensation expense related to these awards. If the service inception date precedes the grant date, accrual for the compensation expense for periods prior to the grant date is based on the fair value of the award at each reporting date if the performance criteria are deemed probable. As of September 10, 2011, the Company has evaluated and believes that the performance criteria are probable. There was approximately $1.1 million of unrecognized compensation expense related to these awards as of September 10, 2011 which will be recorded so long as the performance criteria are probable. The final determination will take place in the first fiscal quarter of 2012 once the performance criteria are known and finalized. Once the restricted shares have been granted, compensation expense will continue to be recorded through the vesting period. In the first three quarters of fiscal 2011, $0.2 million compensation expense was recorded related to these awards.
The following table summarizes information about restricted stock awards for the first three quarters ended September 10, 2011:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 1, 2011	15,492	$9.68
Granted – March 2011	92,909	$11.85
Granted – May 2011	8,346	$17.96
Vested	(15,492)	$9.68
Expired	—	—
Forfeited	—	—
Nonvested shares outstanding at September 10, 2011	101,255	$12.35

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

On May 17, 2011, 11,000 shares vested, leaving 22,000 unvested shares. As of September 10, 2011, there was approximately $0.1 million of unrecognized compensation expense related to these awards which will be recorded through May

2013. In the first three quarters of fiscal 2011 and fiscal 2010, less than $0.1 million was recorded as expense related to these awards, respectively.

Employee Stock Purchase Plan

As of September 10, 2011, the Company had reserved 39,754 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first three quarters of fiscal 2011, employees purchased 13,049 shares of the Company’s common stock with a weighted average fair market value of $13.94 per share.

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

(17)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters and first three quarters ended, September 10, 2011 and September 11, 2010, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share.  The table also provides the number of shares of common stock potentially issuable and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	Third Quarter Ended,		First Three Quarters Ended,
	September 10, 2011	September 11, 2010	September 10, 2011	September 11, 2010
Net income	$608	$727	$1,665	$2,322
Number of shares outstanding at quarter end	14,326	14,214	14,326	14,214
Effect of using weighted average shares outstanding	(1)	(17)	(33)	(2,269)
Weighted average basic shares outstanding	14,325	14,197	14,293	11,945
Dilutive shares for share–based compensation plans	497	48	381	53
Weighted average diluted shares outstanding	14,822	14,245	14,674	11,998

Potentially issuable shares	919	939	919	939
Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	—	890	—	732

Net income per share: basic	$0.04	$0.05	$0.12	$0.19
Net income per share: diluted	$0.04	$0.05	$0.11	$0.19

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 4, 2011.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance.  You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Forward-looking statements speak only as of the date of this quarterly report.  Factors that could cause differences from these statements include those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 4, 2011.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and thirty-six week periods ended September 10, 2011 and September 11, 2010, each referred to as “third quarter ended” or “third fiscal quarter” or “first three quarters", respectively.

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

Our Environmental Services segment consists of our parts cleaning, containerized waste management and vacuum truck services. Our Oil Business segment consists of our used oil collection and used oil re-refining activities. All of our operations are derived domestically in the United States. Revenues from one customer in the Oil Business segment represented approximately 20.5% and 11.5% of our consolidated revenues for the third fiscal quarter of 2011 and first three quarters of 2011, respectively. Sales for this customer were less than 10% of consolidated revenues for the third fiscal quarter of 2010 and first three quarters of 2010. There were no intersegment revenues during the first three quarters of fiscal 2011.

We use profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization.

We are currently constructing a used oil re-refinery in Indiana. The construction continues to be on schedule. We produced intermediate products in the third fiscal quarter of this year, and we expect to produce lube oil near the end of this fiscal year, although we expect that it will take additional time before we regularly operate at full capacity.  The re-refinery is designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is expected to be approximately $50 million, and we expect that operation of the re-refinery will increase our working capital requirements by approximately $5 to $10 million.

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

Management believes that there have been no significant changes during the first three quarters of 2011 to the items that we disclosed as our critical accounting policies and estimates in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 filed with the SEC on March 4, 2011.

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

Goodwill Impairment Testing

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If the entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of ASU 2011-08 to have a material effect on our consolidated financial results.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of sales for the periods indicated (dollars in thousands):

	Third Quarter Ended,				First Three Quarters Ended,
	September 10, 2011		September 11, 2010		September 10, 2011		September 11, 2010

Sales	$37,244	100.0%	$26,736	100.0%	$97,951	100.0%	$76,079	100.0%
Operating expenses -
Operating costs	30,197	81.1%	20,397	76.3%	77,438	79.1%	56,337	74.1%
Selling, general and administrative expenses	4,886	13.1%	4,000	15.0%	14,242	14.5%	12,502	16.4%
Depreciation and amortization	1,208	3.2%	1,076	4.0%	3,533	3.6%	3,160	4.2%
Loss (gain) on disposal of fixed assets - net	1	—%	—	—%	(11)	—%	39	0.1%
Operating income	952	2.6%	1,263	4.7%	2,749	2.8%	4,041	5.3%
Interest expense – net	9	—%	—	—%	23	—%	—	—%
Income before income taxes	943	2.5%	1,263	4.7%	2,726	2.8%	4,041	5.3%
Provision for income taxes	335	0.9%	536	2.0%	1,061	1.1%	1,719	2.3%
Net income	$608	1.6%	$727	2.7%	$1,665	1.7%	$2,322	3.1%

Third Quarter Ended and First Three Quarters Ended September 10, 2011 compared to Third Quarter Ended and First Three Quarters Ended September 11, 2010

Sales

For the third fiscal quarter of 2011, sales increased $10.5 million, or 39.3%, to $37.2 million from $26.7 million for the third fiscal quarter of 2010. For the first three quarters of 2011, sales increased $21.9 million, or 28.7%, to $98.0 million from $76.1 million in the first three quarters of 2010. Sales grew for all service types in the third fiscal quarter and in the first three quarters of 2011 compared to the third fiscal quarter and first three quarters of 2010 as we continued to add customers and expand our used oil collection business. In addition, our used oil re-refinery generated revenues of $7.1 million of intermediate products and by-products in the third quarter of 2011.

Operating expenses

Operating costs

Operating costs increased $9.8 million, or 48.0%, to $30.2 million for the third fiscal quarter of 2011 from $20.4 million in the third fiscal quarter of 2010. Operating costs as a percentage of sales increased to 81.1% in the third fiscal quarter of 2011 compared to 76.3% in the third fiscal quarter of 2010. For the first three quarters of 2011, operating costs increased $21.1 million, or 37.5%, to $77.4 million from $56.3 million in the first three quarters of 2010. The increase in operating costs in the third quarter was in part directly related to the production of intermediate products and by-products at the used oil re-refinery. In addition, we have experienced additional costs related to the roll out of new branches in the first part of the year. The increase in operating costs as a percentage of sales is primarily a result of rising energy prices which have a direct impact on our operating cost structure. Higher cost of petroleum based products negatively affected our operating costs. In addition, the increase in the price of diesel fuel impacted the cost of operating our service and collection fleet and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges from our vendors. Additionally, we continued to increase our used oil collection efforts in anticipation of completion of our used oil re-refinery, and we continue to incur start-up costs as we increase the number of used oil collection trucks in service. In addition, higher petroleum product prices increased the prices we paid for solvent used to service our customers and the prices paid for used oil collected. The higher prices were partially offset by higher selling prices of our oil products.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.9 million or 22.2%, to $4.9 million in the third fiscal quarter of 2011 from $4.0 million in the third fiscal quarter of 2010. For the first three quarters of 2011, selling, general and administrative expenses increased $1.7 million, or 13.9%, to $14.2 million from $12.5 million in the first three quarters of 2010. Overall, selling, general and administrative expenses as a percentage of sales declined to 13.1% in the third fiscal quarter of 2011 from 15.0% in the third fiscal quarter of 2010. Selling, general and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 39.3% during the quarter and 28.7% on a year-to-date basis.

Interest expense

We incurred $9,015 in interest expense in the third fiscal quarter of 2011, compared to no interest expense in the third fiscal quarter of 2010. Interest expense for the first three quarters of 2011 was $23,074, compared to no interest expense in the first three quarters of 2010. The increase in interest expense was the result of imputing interest on the notes issued as a portion of the payment for the Warrior Acquisition.

Provision for income taxes

Our effective tax rate in the third fiscal quarter of 2011 was 35.5% compared to 42.4% in the third fiscal quarter of 2010.  Our effective tax rate in the first three quarters of 2011 was 38.9% compared to 42.5% in the first three quarters of 2010. The reduction in the effective tax rate is due to tax credits recorded in the third quarter of 2011, as well as a smaller percentage of non-deductible expenses for income tax purposes in 2011 compared to 2010.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Third Quarter Ended,		Increase
	September 10, 2011	September 11, 2010	$	%
Sales:
Environmental Services	$27,629	$23,897	$3,732	15.6%
Oil Business	9,615	2,839	6,776	238.7%
Total	$37,244	$26,736	$10,508	39.3%

	First Three Quarters Ended,		Increase
	September 10, 2011	September 11, 2010	$	%
Sales:
Environmental Services	$81,382	$70,793	$10,589	15.0%
Oil Business	16,569	5,286	11,283	213.5%
Total	$97,951	$76,079	$21,872	28.7%

Environmental Services sales increased $3.7 million for the third fiscal quarter of 2011 or 15.6%, to $27.6 million from $23.9 million for the third fiscal quarter of 2010. For the first three quarters of fiscal 2011, Environmental Services sales increased $10.6 million, or 15.0%, to $81.4 million from $70.8 million in the first three quarters of fiscal 2010. Sales grew in all Environmental Services product lines which includes parts cleaning, containerized waste and vacuum truck services in the first three quarters of 2011. We continued to add customers through the expansion of our branch network.

At the end of the third fiscal quarter of 2011, the Environmental Services segment was operating 66 branch locations compared with 62 at the end of the third fiscal quarter of 2010.  There were 62 branches that were in operation during both the third fiscal quarter of 2011 and third fiscal quarter of 2010, which collectively experienced an increase of $3.3 million, or 13.7% in same-branch sales during the third fiscal quarter of 2011 compared to the same period in 2010.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 59 branches experienced a collective increase in sales of $3.4 million, or 15.0% during the third fiscal quarter of 2011 compared to the same period in 2010. On a year-to-date basis, same-branch sales increased $9.8 million, or 13.9%, for these same 62 branches. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 59 branches experienced and increase of $9.8 million, or 14.7%.

Oil Business sales increased $6.8 million in the third fiscal quarter compared to the third fiscal quarter of 2010 due to initial sales of intermediate products and by-products from our used oil re-refinery of $7.1 million.  Oil Business sales increased $11.3 million for the first three quarters of 2011 compared to the first three quarters of 2010 due to the initial re-refinery sales and increased volume of oil with expanded collection efforts.

Segment Profit Before Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands):

	Third Quarter Ended,		Increase
	September 10, 2011	September 11, 2010	$	%
Profit before SG&A*
Environmental Services	$4,507	$5,739	$(1,232)	(21.5)%
Oil Business	1,473	(325)	1,798	553.2%
Total	$5,980	$5,414	$566	10.5%

	First Three Quarters Ended,		Increase (Decrease)
	September 10, 2011	September 11, 2010	$	%
Profit before SG&A*
Environmental Services	$17,169	$18,135	$(966)	(5.3)%
Oil Business	256	(1,105)	1,361	123.2%
Total	$17,425	$17,030	$395	2.3%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 12 in our financial statements included elsewhere in this document.

Environmental Services profit before SG&A decreased 21.5% and 5.3% in the third quarter and first three quarters of 2011, respectively, as compared to the third quarter and first three quarters of 2010 due to increased operating costs. Higher cost of petroleum based products negatively affected our operating costs. In addition, the increase in the price of diesel fuel impacted the cost of operating our service fleet and caused the transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges.

Oil Business profit before SG&A for the third fiscal quarter and first three quarters of 2011 increased compared to a loss in the third fiscal quarter and first three quarters of 2010. The increase was the result of increased margins from selling intermediate products from the used oil re-refinery in the third quarter of 2011.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 10, 2011 and January 1, 2011, cash and cash equivalents were $12.7 million and $21.8 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our bank credit facility.

Our secured bank credit facility allows for up to $40 million of borrowings of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining $20 million is available as a revolving loan which expires on December 14, 2012. Under the terms of our credit facility, borrowings will bear interest at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1.  The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess EBITDA for the fiscal year exceeds the formula rate set forth in the credit facility. In June 2011, we borrowed $10 million on the term loan. In August 2011, we borrowed an additional $10 million on the term loan bringing our total borrowings to $20 million on the term loan. The proceeds of the notes were used to fund our used oil re-refinery project. We had $0.3 million and $0.2 million of standby letters of credit issued at September 10, 2011 and January 1, 2011, respectively. Therefore, $19.7 million and $29.8 million were available for borrowing under the bank credit facility at September 10, 2011 and January 1, 2011, respectively.

    On February 23, 2011, we executed promissory notes with a combined face value of $2.6 million in conjunction with the purchase of the Warrior Group's assets. The promissory notes are non-interest bearing and are subordinated to our secured bank credit facility. The promissory notes were recorded at the net present value of the notes of approximately $2.1 million as of September 10, 2011 of which $0.7 million is recorded as current maturities of long-term debt. During the first three quarters ended September 10, 2011, we made $0.3 million in payments on these notes. In the third quarter and first three quarters of 2011, we accrued imputed interest expense on these notes of $10,078 and $23,876, respectively.

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

We are currently constructing a used oil re-refinery in Indianapolis, Indiana at the site of our largest hub and our solvent recycling facility.  The re-refinery is being constructed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is expected to be approximately $50 million, and we expect that the operation of the re-refinery will increase our working capital requirements by $5 to $10 million.  The used oil re-refinery began to produce intermediate products in the third quarter of this year and we expect to produce lube oil near the end of this fiscal year, although we expect it will take additional time before we regularly operate at full capacity.  As of September 10, 2011, $37.6 million has been capitalized relating to the used oil re-refinery.  An additional $9.6 million has been committed for orders for significant equipment related to the used oil re-refinery as of the end of the second fiscal quarter of 2011.  In addition to these commitments, we intend to spend approximately $3 million for the remainder of fiscal 2011 related to the anticipated completion of the used oil re-refining project.  We anticipate that we will use existing cash, cash equivalents and available borrowings to fund the remaining expenditures for the used oil re-refining project.

Under the current Federal income tax laws, we will be able to deduct most of the cost of our used oil re-refinery placed into service in fiscal 2011, along with other assets placed into service in fiscal 2011, on our 2011 Federal income tax return. Therefore, we expect to have no Federal income tax liability for 2011 and have a substantial tax loss carry forward to reduce or eliminate Federal income taxes payable in the future.

Summary of Cash Flow Activity

	First Three Quarters Ended, (Dollars in thousands)
	September 10, 2011	September 11, 2010
Net cash provided by (used in):
Operating activities	$746	$6,490
Investing activities	(29,725)	(7,031)
Financing activities	19,925	25,681
Net increase (decrease) in cash and cash equivalents	$(9,054)	$25,140

Net Cash Provided by (Used in) Operating Activities — The most significant items affecting the comparison of our operating activities for the periods presented are summarized below:

•	Earnings decline — Our net income for the first three quarters of 2011 negatively impacted our net cash provided by operating activities by $0.7 million compared to the first three quarters of 2010.

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $2.1 million in the first three quarters of 2011 compared to first three quarters of 2010.  During the first three quarters of 2011, we experienced an improvement in sales compared to the first three quarters of 2010.  Late in the third quarter of 2011, we began selling intermediate products from the start-up of the used oil re-refinery. This acceleration of sales led to a higher accounts receivable balance at the end of the first three quarters of 2011.

•	Inventory — The increase in inventory negatively affected cash flows from operations by $6.1 million in the first three quarters of 2011 compared to the first three quarters of 2010.  The change reflects an increase in inventory pricing, driven by an increase in crude oil prices. In addition, we increased the volume of our used oil inventory and produced intermediate products and by-products from the used oil re-refinery which are included in inventory as of September 10, 2011.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures and software and intangible assets— We used $29.7 million and $7.0 million for capital expenditures during the first three quarters of 2011 and the first three quarters of 2010, respectively.  During the first three quarters of 2011, we spent $24.1 million dollars on the used oil re-refining project compared to $4.0 million in the first three quarters of 2010.  Additionally, in the first three quarters of 2011, approximately $3.2 million of the capital expenditures were for purchases of parts cleaning machines compared to $2.6 million in the first three quarters of 2010.  Also, in the first three quarters of 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million. The remaining $1.5 million in the first three quarters of 2011 was for other items including office equipment, leasehold improvements, software and intangible assets compared to $0.4 million in the first three quarters of 2010.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from the issuance of common stock, net of offering costs — During the first three quarters of 2010, we received approximately $26 million in net proceeds in conjunction with a secondary public offering of common stock.

•	Proceeds from note payable - bank — During the first three quarters of 2011, we borrowed $20.0 million on our term loan. We did not have any borrowings in the first three quarters of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.   Our weighted average borrowings under our bank credit facility during the first three quarters ended September 10, 2011 was $4.9 million, and the annual effective interest rate for the first three quarters ended September 10, 2011 was 2.25%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $34,000 change to our interest expense in the first three quarters of 2011. We anticipate that our borrowings will increase as we continue the construction of our used oil re-refinery.

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

There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2011 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
We are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.
On October 1, 2010, Ecological Services, Inc. (“ESI”), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency (“EPA”) has determined that we were the third largest Potential Responsible Party ("PRP") of waste to the site over the last six years of ESI's operation and assigned us a proportional share of the costs related to the clean up of the ESI site. On March 30, 2011, we signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the “Consent Agreement”). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site. The EPA's cost estimate for waste removal and other remediation at the site is $4.3 million. Our best estimate of our maximum proportional share of the clean-up is $0.4 million. However, we believe our total exposure is more likely to be $0.3 million, which has been paid to the PRP group and expensed in the first three quarters of 2011. We filed a claim with our insurance carrier for coverage under an existing policy. We have also filed a claim under ESI's environmental insurance policy under which we are listed as an additional insured. We received $5,000 from our insurance carrier in the second quarter for our obligation, but our insurance provider has declined to make subsequent payments. We intend to challenge our insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy.

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 24, 2011	By:	/s/ Gregory Ray

Gregory Ray
Chief Financial Officer, Vice President, Business Management and Secretary