Form 10-K
period 2011-12-31
Heritage-Crystal Clean, Inc.
filed 2012-02-29
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to _________________

Commission File Number 001-33987

HERITAGE-CRYSTAL CLEAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0351454
State or other jurisdiction of	(I.R.S. Employer
Incorporation	Identification No.)

2175 Point Boulevard
Suite 375
Elgin, IL 60123
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code (847) 836-5670

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On June 17, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $99.6 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 24, 2012, there were outstanding 14,586,715 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

2

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, Inc. (herein collectively referred to as “we”, “us”, “our”, or “Company”) provides parts cleaning, containerized waste management, used oil collection and re-refining, and vacuum truck services. We are the second largest provider of parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors in North America, and we have the second largest used oil re-refining capacity in North America.  We operate our business through our Environmental Services and Oil Business segments which are described below.

Environmental Services Segment

The Environmental Services segment consists of our parts cleaning, containerized waste management, and vacuum truck service activities. Our services allow our customers to outsource their handling and disposal of parts cleaning solvents as well as other containerized waste. Many of these substances are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and also to the generator. We allow our customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management and, more specifically, the related administrative burdens.

 In each of our services, we have adopted innovative approaches to minimize the regulatory burdens for our customers and have made “ease of use” of our services and products a priority. Our company has implemented two different programs whereby our customers' used solvent may be excluded from the EPA's definition of hazardous waste. In our non-hazardous program, we provide our customers an alternative parts cleaning solvent not included in the definition of hazardous waste due to its increased flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions). In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials.

Oil Business Segment

The Oil Business segment consists of our used oil collection and used oil re-refining activities. As of December 31, 2011, our Oil Business segment utilized the resources of 50 branches and 94 trucks to collect used oil from automotive shops and industrial plants. Historically, the used oil that we collect has been resold as an industrial fuel or as feedstock for other companies that use it in a recycling process. In early 2012, we began operating at partial capacity our used oil re-refinery, which has an input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of lubricating base oil per year when operating at full capacity. Through used oil re-refining, we recycle used oil into high quality lubricating base oil and byproducts, and we are a supplier to firms that produce and market finished lubricants. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Our History

The history of our business activity dates back to the late 1980s, when Heritage Environmental Services established a division to concentrate on the service needs of smaller customers. This division, known as Crystal Clean, began providing parts cleaning and used oil collection services to customers in Indianapolis, Indiana, and gradually expanded to several other cities in the Midwest. During the 1990s, the Crystal Clean division expanded into markets in Texas and Louisiana as the result of a business venture with a major branded motor oil company. By the late 1990s, the Crystal Clean division was offering services to small to mid-sized customers in roughly a dozen metropolitan areas. In 1999, the parent of Heritage Environmental Services and Joseph Chalhoub, our Founder, President, and Chief Executive Officer, agreed to form a new company, Heritage-Crystal Clean, LLC, and to contribute the business assets of the Crystal Clean division to this new company. Mr. Chalhoub invested in the new Company and recruited a team of seasoned industry professionals to join our company and implement plans for growth.

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

Industry

We operate within the U.S. market for industrial and hazardous waste services, which we believe is an $8 billion market. Specifically, we focus on the parts cleaning, containerized waste, used oil collection and re-refining, and vacuum services areas of the industrial and hazardous waste services markets. We estimate the markets in which we currently participate represent a $6 billion market opportunity. Based on U.S. Census Bureau 2007 Economic Census Data, there are 800,000 establishments in the U.S. engaged in either manufacturing or vehicle maintenance. These establishments have a need to remove grease and dirt from machine and engine parts with solvent and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops and trucking firms, as well as small manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil or waste paint that generally cannot be discarded as municipal trash or poured down a standard drain.

Environmental Services Segment

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

Oil Business Segment

Through our used oil collection services, we compete in the used oil collection market. Automotive shops generate used oil as a result of performing oil changes on passenger cars and trucks. Industrial plants also generate used oil, often as a result of changing lubricants used in heavy machinery. Environmental regulations prohibit the disposal of used oil into sewers or landfills, so most commercial generators arrange to have their used oil picked up periodically by a used oil collector. We believe that there are approximately 1.4 billion gallons of used oil generated in the U.S. annually, of which approximately 1.0 billion gallons are collected, with the difference being lost due to improper management and disposal. Roughly 80% of the 1.0 billion gallons that is collected is sold as fuel to asphalt plants, steel mills, and other energy users and is often sold at a discount to prices for other fuels. The remaining 20% of the 1.0 billion gallons is processed by re-refiners and converted into lubricating oil that is typically sold for higher prices than used oil fuels.

In early 2012, we began to produce and sell lubricating base oil from our used oil re-refinery. Approximately 2.5 billion gallons of lubricating oils are sold in the U.S. annually, and lubricating base oil is the constituent that makes up the vast majority of this volume. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as ExxonMobil and Shell produce a significant share of the total U.S. base oil output. They use some of this material in producing their own branded lubricant products and also sell base oil to other firms that focus on the blending and packaging of lubricants. Historically, base oil has been sold for prices based on the market price of the crude oil feedstock plus a premium.

The Crystal Clean Solution

Through our network of 67 branches as of December 31, 2011, we provide parts cleaning, used oil collection and re-refining, and industrial waste removal services to over 58,000 active customer locations.

Environmental Services Segment

During fiscal 2011, we performed more than 285,000 parts cleaning service calls. Our services allow our customers to outsource their handling and disposal of parts cleaning solvent and other wastes and related administrative responsibilities to us. We believe these services are highly attractive to customers, who value features such as assistance in preparing waste manifests and drum labels, and regularly-scheduled service visits to check inventories and remove accumulated waste. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Sales in our Environmental Services segment are generated primarily from providing parts cleaning and waste removal services for our clients, which accounted for approximately 78% of our sales for fiscal 2011.

In the parts cleaning industry, used solvent generated by parts cleaning customers is typically classified as a “hazardous waste” (a term defined in the regulations of the United States Environmental Protection Agency or “EPA”), but our company has implemented two different programs whereby our customers' used solvent may be excluded from the definition of hazardous waste. In our non-hazardous program, we provide our customers with an alternative solvent not included in the EPA's definition of hazardous waste due to its higher flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions), and then we recycle that solvent using our state-of-the-art distillation column. In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials. These two programs not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers' locations. This can allow the client to achieve a lower “generator status” with the EPA and thereby reduce its overall regulatory burden. For example, a customer who was previously a Large Quantity Generator under EPA regulations, after switching to either our non-hazardous program or our reuse product program for parts cleaning, may become eligible to be reclassified as a Conditionally Exempt Small Quantity Generator ("CESQG"), which could significantly reduce the number of required reports and inspections at its facility.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil that they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a greater need for timely used oil service than with most of our other programs. We have designed our services to deliver regularly-scheduled pickups and we also have the capability to respond to unscheduled requests on short notice. The used oil we collect is transported to our used oil re-refinery, which enables us to provide our customers with the satisfaction that their used oil is re-refined into new lubricants using the approach cited as preferred by the U.S. EPA, and will allow them to achieve waste minimization objectives more readily than if their used oil is burned for energy recovery.

We operate a used oil re-refinery in Indianapolis, Indiana which we use to re-refine used oil we collect from our customers or purchase from other oil collection service providers into lubricating base oil, which we sell to firms who then blend, package, and market lubricants. Our re-refinery has an input capacity of approximately 50 million gallons of used oil feedstock per year, and we expect it will be able to produce about 30 million gallons of lubricating base oil per year when operating at full capacity. In fiscal 2011, our used oil re-refinery was under construction and produced an intermediate product known as Vacuum Gas Oil (VGO), as well as other by-products, in the third and fourth quarters. In the first quarter of fiscal 2012, we began operating the hydrotreating unit of our used oil re-refinery at partial capacity and have begun to produce lubricating base oil. We currently feed the used oil re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties. In 2011, we collected 16.3 million gallons of used oil from our customers. During fiscal 2012, we plan to roll out additional used oil collection routes to increase our collection volume.

Sales in our Oil Business segment were generated primarily from the sale of used oil we collected internally as well as VGO and other intermediate products from our used oil re-refinery and accounted for 22% of our total sales in fiscal 2011. In fiscal 2012, we plan to further expand our used oil collection fleet and increase the amount of used oil feedstock we collect for the operation of our used oil re-refinery.

Services

Our services are designed to cater to small to mid-sized clients whom we define as those customers who spend less than $50,000 per year on industrial and hazardous waste services. We have adopted innovative approaches to minimize the regulatory burdens associated with hazardous waste disposal for our customers and have made “ease of use” of our services and products a priority.

Across our full range of services, we focus on reducing our customers' burdens associated with their generation of hard-to-handle wastes. Many of these wastes are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and the generator. Many customers are familiar with “Superfund liability” and the possibility that they will be required to pay for future cleanups if their waste is mismanaged in a way that leads to environmental damage. Our services allow customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management.

We offer an integrated suite of industrial and hazardous waste services including parts cleaning, containerized waste management, used oil collection and re-refining, and vacuum truck services. A significant majority of our customers use our parts cleaning and/or waste management services. Parts cleaning and containerized waste management represented substantially more than half of our sales in fiscal 2011 and are offered at most of our branches. In fiscal 2011 in order to build up internally collected used oil feedstock for our re-refinery, we expanded our oil collection services significantly, and currently offer these services at 75% of our branch locations.

Environmental Services Segment

In our parts cleaning services, we provide customers with parts cleaning equipment and chemicals to remove oil and grease and other contaminants from engine parts and machine parts requiring cleaning. Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir. The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts. The solvent can be reused for a period of time, after which it becomes too dirty and needs replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent while at the same time also cleaning and checking the customers' parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe that the majority of parts cleaning services in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering two alternative parts cleaning programs (our non-hazardous and reuse programs for parts cleaning) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of CESQG. For our customers, maintaining a CESQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track and file transportation manifests; or produce other reports related to the use, storage and disposal of used solvents. We offer more than a dozen different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided machines directly from us, and in some cases are sold a machine, we also offer parts cleaning service for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and water-based (aqueous) chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

In our containerized waste services, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, and discarded fluorescent lighting tubes. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery (oil filters) or by following the less onerous universal waste regulations (fluorescent tubes and waste paint). In other cases, the hazardous waste regulations may apply, in which case we assist customers with the complete hazardous waste disposal process, including analysis to characterize their waste, preparation of manifests and drum labels, and selection of the appropriate destination facility. As part of our full-service approach, we visit our customers periodically to check their inventory of used or waste materials and remove full containers as appropriate. Because there are statutory limits on the amount of time that a customer can store these waste materials, these service visits are valuable to help the customer stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee.

In selected branch locations (33 as of December 31, 2011), we provide vacuum truck services for the removal of mixtures of oil, water and sediment from wastewater pretreatment devices. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment that needs to be removed. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient pumping. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. These services are also scheduled on a regular basis. Because our efforts to expand vacuum truck services have started more recently than our other offerings in the Environmental Services segment, these services are currently offered at fewer branches and we generate fewer sales from these services.

Oil Business Segment

In selected branch locations (50 as of December 31, 2011), we provide bulk used oil collection services. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize. We test the used oil to verify that there are no unwanted contaminants and pump the customer's material into our tank truck for proper management. While historically the used oil that we collect has been resold as an industrial fuel or as feedstock for a used oil recycling process, we now transfer it to our newly constructed used oil re-refinery to be recycled into lubricating base oil. As with our other services, we offer to visit the customer on a regularly scheduled basis to arrange for the removal of their accumulated oil. This alleviates the customer's burden of periodically checking to see if they require service. In fiscal 2011 we increased the roll out of new oil collection trucks in order to increase the amount of used oil collected to feed our re-refinery. We operated 38 and 94 used oil collection trucks as of January 1, 2011 and December 31, 2011, respectively.

Competitive Strengths

We believe that we are the second largest provider of parts cleaning services in the U.S. and a leading provider of containerized waste services and used oil collection services targeting small and mid-sized customers. From our base of 67 branch locations as of December 31, 2011, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:

Excellent Customer Service.  Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development. In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service. Our high quality service leads to high customer satisfaction, customer retention, cross-selling opportunities, and referrals to new prospects. During fiscal 2011, approximately 87.5% of our sales were generated from customers that we also served during fiscal 2010.

Cost-Efficient Branch Rollout Model.  Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at either a regional hub or our headquarters. This model has been the foundation for our new branch rollout for over a decade, as we have expanded from 14 to 67 branches, and we expect to extend this model to new locations. Furthermore, as we grow within each branch, we improve our route density, which is an important contribution to profitability in our business.

Large and Highly Diverse Customer Base.  Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries which helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 58,000 active customer locations. In fiscal 2011, our largest single customer in our Environmental Services segment represented 1.0% of our consolidated annual sales, and our largest ten customers represented approximately 5.7% of our consolidated annual sales. In the Oil Business segment, revenues from one customer accounted for 15.4% of our consolidated revenue, as this customer purchased our intermediate re-refined products. We expect that, with the production of base lube oil, we will have a more diversified customer base in the Oil Business segment as well.

Innovative Services that Reduce Customers' Regulatory Burdens.  We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens, and we have developed innovative methods to help our customers achieve this objective. For example, we have created two parts-cleaning service programs which each exempt our customers from certain hazardous waste regulations and filing requirements:

●
Non-hazardous Program for Parts Cleaning. In our non-hazardous program for parts cleaning, we provide our customers with an alternative solvent that is not included in the EPA's definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use. Because of the reduced solvent flammability, as long as the customer doesn't add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in our non-hazardous program for parts cleaning is classified as hazardous waste by the EPA and as a result can be managed as non-hazardous waste. After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers, while at the same time minimizing the burdensome hazardous waste regulations faced by our customers. In order to most efficiently operate our non-hazardous program for parts cleaning, we have built a solvent recycling system at our Indianapolis hub capable of recycling up to 6 million gallons per year of used solvent generated by customers participating in our non-hazardous program.

●
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

Experienced Management Team.  Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. The management team also has industry-leading experience in the used oil re-refining industry as several members of our management were significant contributors to the development of approximately 65% of the used oil re-refining capacity in North America. Our senior managers have on average more than 20 years of industry experience and our middle managers have on average more than 10 years of experience. Many of our managers held key positions with Safety-Kleen between 1986 and 1998, during which time Safety-Kleen grew from $255 million to over $1.0 billion in annual revenue.

Large Branch Network. We have spent over a decade building up and developing a large network of branches that has enabled us to rapidly grow our used oil collection efficiently and cost effectively so that we are able to enter the used oil re-refining business. Our investments in this network help us to rapidly open branches and add oil collection routes to existing branches.

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

Expanded Service Offerings.  Of our 67 branches, 66 currently offer parts cleaning and containerized waste management services, 50 offer used oil collection services, and 33 offer vacuum truck services. As part of entrance into the used oil re-refining industry, we intend to accelerate the number of branches providing used oil collection services. As our business grows and we achieve sufficient market penetration, we expand the number of services offered at our existing branches. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion.  We currently operate from 67 branch locations that offer our parts cleaning, containerized waste management, and used oil collection services to customers in 42 states and the District of Columbia. We have historically been able to install new branches at a relatively low cost. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets. In the future, we believe that there will be opportunities to offer our services in international markets as well.

Selectively Pursue Acquisition Opportunities.  Our management team has significant experience in identifying and integrating acquisition targets. For over a decade, we have successfully acquired the assets of several small competitors. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2011, we acquired certain assets and liabilities of two used oil collection companies in order to take advantage of new collection routes and to increase the amount of internally collected used oil available as feedstock at our used oil re-refinery. Our growth plan is not dependent on acquisitions, but we will continue to pursue complementary acquisitions that leverage our established infrastructure.

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

Operations

We operate a network of 67 local branches. Most of our locations include an area to store inventory of parts cleaners and other supplies, an area to park trailers for drum storage, an area to park route service trucks, and a small office space, while some locations may only include an area to park trucks.

We maintain operating hubs in Indianapolis, Indiana; Shreveport, Louisiana; Philadelphia, Pennsylvania; and Atlanta, Georgia. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. Depending on whether the used solvent came from our non-hazardous program or our reuse program, the used solvent is then bulked and stored for future sale or stored for future recycling at our solvent recycling unit located at our Indianapolis hub. The drums of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. These drums are staged and loaded back into trailers for reshipment to recyclers, incinerators, landfills, and waste-to-energy facilities.

While we ship collected materials to third parties, we also recycle a portion of our used parts cleaning solvent with our non-hazardous solvent recycling unit at our Indianapolis hub. This unit allows us to recycle used solvent generated by customers participating in our non-hazardous program for parts cleaning. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After being recycled to remove oil, water, and other impurities, the resulting solvent is suitable to be re-used by our customers for parts cleaning. This enables us to reduce the amount of virgin product purchases. Our non-hazardous solvent recycling system is designed to process up to 6 million gallons per year, which provides significant capacity in excess of our current requirements.

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naptha mineral spirits), cleaning chemicals, bulk used oil, and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group which beneficially owned 30.7% of our common stock as of December 31, 2011, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S.  We have used their hazardous waste services in the past and plan to continue some level of use in the future.

Competition

The markets for parts cleaning, containerized waste management, used oil collection, and vacuum truck services in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen, has held substantial market share in the parts cleaning industry for the last four decades and has developed significant market share in used oil collection and containerized waste management. Safety-Kleen operates throughout the continental U.S., Puerto Rico and Canada through a network of approximately 166 branches. We believe that Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. We estimate that in the parts cleaning business, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor. Other competitors tend to be smaller regional firms or parts cleaning companies operating in a single city only. Although many of our small competitors lack the resources to offer clients a full menu of services, they generally offer parts cleaning services ancillary to a primary line of business such as used oil collection, in order to present a more complete menu to customers.

The markets for containerized waste, used oil collection, and vacuum truck services are highly fragmented and comprised of a variety of large and small competitors. In addition, companies involved in the waste management industry, including waste hauling, separation, recovery, and recycling, may have the expertise, access to customers and financial resources that would encourage them to develop and market services and products competitive with those offered by us. We also face competition from alternative services that provide similar benefits to our customers as those provided by us.

Price, service quality and timeliness, breadth of service offering, reputation, financial strength, and compliance history are the principal competitive factors in the markets in which we compete. While we feel that most market competitors compete primarily on price, we believe that our competitive strength comes from our focus on customer service and our broad menu of services. Although we employ a pricing structure that allows only limited discounts, we are able to deliver a sound value proposition through the reduced regulatory burden achieved through our programs. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, develop other more competitive product and service offerings, or offer a non-hazardous or reuse program for parts cleaning more appealing to customers than ours.

We have the second largest used oil re-refining, by capacity, in North America. Our largest competitor, Safety-Kleen, currently controls approximately 50% of the used oil re-refining capacity in North America. Many of our competitors have announced plans to enter into the used oil re-refining business or expand their capacities.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking and management of customer services, billing, and collections. This application utilizes an Oracle tm database along with Microsoft tm web servers using standard development tools. This system has been used as an integral part of our business operations for more than six years. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Handheld devices are used by our employees in the field to access customer service information through a mobile web interface. Statistics are gathered and reported on a daily and weekly basis through sales personnel and document processing. This provides timely, automated data measurement and compensation information for sales activities including incentives and contests that rapidly reward performance.

Employees

As of December 31, 2011, we employed 743 full time and 53 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Regulation

Substantially all of our services and products involve the collection, transportation, storage, recycling and/or disposal of industrial and hazardous waste or hazardous materials, including solvents used in parts cleaners, containerized waste including used oil, waste paint, inks, adhesives, and used oil filters; and bulk waste including used oil and oily water. Our services are highly regulated by various governmental agencies at the federal, state, and local levels, including the Environmental Protection Agency (EPA); the Department of Transportation (DOT); the Department of Labor Occupation, Safety and Health Administration (OSHA); and the Equal Employment Opportunity Commission. The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA), the Clean Air Act (CAA), the Clean Water Act (CWA), and the Toxic Substances Control Act (TSCA), and the regulations promulgated thereunder. Our services and products require us to comply with these laws and regulations and to obtain federal, state, and local environmental permits or approvals for some of our operations. Some of these permits must be renewed periodically and governmental authorities have the ability to revoke, deny or modify these permits. Zoning and land use restrictions also apply to all of our facilities. Siting and other state-operating approvals also apply in some states. Regulations govern matters such as the disposal of residual chemical wastes, operating procedures, storm water and wastewater discharges, fire protection, worker and community right-to-know, and emergency response plans. Air and water pollution laws and regulations govern certain operations at our facilities. OSHA safety standards are applicable to all of our operations. Governmental regulations apply to the vehicles used by us to transport the chemicals we distribute to customers and the waste and other residuals collected from customers. These vehicle requirements include the licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipping papers, and vehicle placarding requirements. Governmental authorities have the power to enforce compliance, and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements. Compliance with Federal, State, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings and competitive position in the current fiscal year. Additionally, as of December 31, 2011, we do not expect to incur material capital expenditures for environmental control facilities in future periods.

We are subject to federal and state regulations governing hazardous and solid wastes. The Resource Conservation and Recovery Act (RCRA) is the principal federal statute governing hazardous waste generation, treatment, transportation, storage, and disposal. Under RCRA, the EPA has established comprehensive “cradle-to-grave” regulations for the management of a wide range of materials identified as hazardous or solid waste. The regulations impose technical and operating requirements that must be met by facilities that generate, store, treat, transport, and dispose of these wastes.

Our operations are governed by 10-day transfer requirements and do not typically require a hazardous waste facility permit. Under RCRA, states are delegated to implement the regulatory programs through state regulations, which can be more stringent than those of the federal EPA. We have obtained a facility waste permit for our Baltimore, Maryland branch and are currently are pursuing waste permits in both Connecticut and New Hampshire because these states have more stringent programs that do not allow the typical 10-day transfer option. We operate 68 10-day transfer operations in the U.S.

The Comprehensive Environmental Response, Compensation, and Liabilities Act (CERCLA) governs the cleanup of inactive hazardous waste sites and imposes liability for the cleanup on “responsible parties” generating or transporting waste to a site. CERCLA further provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. CERCLA imposes strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on businesses that generate those substances or transport them to the facilities. Responsible parties may be liable for substantial investigation and cleanup costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several. Certain of our customers' and third-party contractors' facilities have been in operation for many years and, over time, the operators of these facilities may have generated, used, handled, and disposed of hazardous and other regulated wastes or other hazardous substances. Environmental liabilities could therefore exist under CERCLA, including cleanup obligations at these facilities or off-site locations where materials from our operations were disposed.

Proceedings are currently ongoing involving two sites where we were notified by the EPA that we are a potentially responsible party (“PRP”). For the first site, we entered into a Consent Agreement with the EPA to participate in the cleanup of an abandoned drum recycler. This site has been cleaned up in accordance with the terms of the Consent Agreement. For the second site, we are cleaning up an abandoned oily water treatment facility. Our general liability insurance provider is currently defending us with respect to the cleanup of the drum recycler. Our third party disposal facility insurance policy initially provided coverage for the oily water treatment facility cleanup, but the insurer has declined coverage, and has only covered a small initial contribution to the PRP fund. The carrier has continued to pay legal defense counsel, even though the contributions to the fund have been denied. See “Legal Proceedings”.

In addition to regulations under RCRA and CERCLA, the EPA has adopted regulations under the Clean Air Act (CAA) and the Clean Water Act (CWA). The CAA regulates emissions of pollutants into the air from mobile and stationary sources. CAA regulations and permits limit the emissions from parts cleaning units. Two of our distribution hubs and our used oil re-refinery are subject to facility based permits under the CAA. The used oil re-refinery was constructed and is operating under CAA New Source Performance Standards and an associated permit. Our transportation fleet of trucks is regulated for emissions as mobile sources. Regulations under the CWA govern the discharge of pollutants into surface waters and sewers and require discharge permits and sampling and monitoring requirements. The CWA also requires specific spill plans governing the storage of waste and product hydrocarbons. A more detailed spill plan is also required at the used oil re-refinery and Indianapolis distribution hub at the same location because of the large volume of storage tanks. One of our facilities currently holds a CWA National Pollution Discharge Elimination System (NPDES) permit for stormwater runoff and water pollution prevention.

Our transportation fleet, truck drivers, and transportation of hazardous materials are regulated by the U.S. Department of Transportation (DOT) Motor Carrier as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass. Health and safety standards under the Occupational Safety and Health Act (OSHA) are also applicable to our operations. The used oil re-refinery and mineral spirits distillation facility at the Indianapolis hub are also subject to OSHA Process Safety Management standards that govern the operation of the facilities.

A number of states have regulatory programs governing the operations and permitting of hazardous and solid waste facilities. In addition, some states classify as hazardous some wastes that are not regulated under RCRA. Accordingly, we must comply with the state requirements for handling state regulated wastes. Similarly, our operations are regulated pursuant to state statutes and implementing regulations, including those addressing clean water and clean air.

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

More specifically to our parts cleaning services, federal and state laws and regulations dictate and restrict to varying degrees what types of cleaning solvents may be used, how a solvent may be stored, and the manner in which contaminated or used solvents may be handled, transported, disposed of, or recycled. These legal and regulatory mandates have been instrumental in shaping the parts cleaning industry. Any changes to, relaxation of, or repeal of federal or state laws and regulations affecting the parts cleaning industry may significantly affect the demand for our products as well as our competitive position in the market. Pending air regulation laws in the northeastern U.S. may restrict the use of our typical parts washer solvent in cold parts cleaners. The regulations are anticipated to go into effect within the next five years.

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

In our non-hazardous program for parts cleaning, we provide customers with solvents that do not exhibit any hazardous waste characteristics as defined under RCRA and we work with our customers to reduce the likelihood that toxic or flammable materials are added to the solvent during use. When used in accordance with its intended purpose and instructions, this used solvent is not subject to regulation as a “hazardous waste” and we are able to manage the used solvent as RCRA non-hazardous.

The EPA has also promulgated regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as state-regulated wastes. Our used oil collection services require compliance with both federal and state regulations. As with our parts cleaning services, we make use of various programs to reduce the administrative burden associated with our customers' compliance with hazardous regulations for their used oils. The EPA has recently proposed regulations governing the burning of certain materials not previously regulated under combustion rules, including non-specification used oil. We do not anticipate any negative impacts from this pending court ordered regulation.

Facilities

Our headquarters is based in a 23,100 square foot leased facility in Elgin, Illinois. We have 4 hubs and 67 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. Three of our four hubs and most of our branch locations are leased with terms ranging from month-to-month up to five years, and in some cases with options to extend the lease term for up to 15 years. We own the industrial property in Indianapolis, Indiana which is the location of our largest hub, the site of our solvent recycling tower, and the site of the used oil re-refinery.

The following map sets forth the states in which we provide services and includes branch locations as of December 31, 2011:

Available Information

We maintain a website at the following Internet address: http://www.crystal-clean.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. The public can obtain copies of these materials by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549 or by accessing the SEC's website at http://www.sec.gov. The public may obtain information on the operation of the SEC's Public Reference Room by calling 1-800-SEC-0330. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.
Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who is an executive officer of Heritage-Crystal Clean.

Name	Age	Position

Joseph Chalhoub	65	Founder, President, Chief Executive Officer, and Director

Gregory Ray	51	Chief Operating Officer and Secretary

John Lucks	58	Senior Vice President of Sales and Marketing

Tom Hillstrom	51	Vice President of Operations

Mark DeVita	43	Chief Financial Officer

Ellie Chaves	48	Chief Accounting Officer, Vice President Oil, Vice President of Sales,

Joseph Chalhoub
Founder, President, Chief Executive Officer, and Director

Mr. Chalhoub, founder of Heritage-Crystal Clean, LLC, has served as our President, Chief Executive Officer, and director since the formation of the Company in 1999. He started his career with Shell Canada as a process engineer, and he then worked for several years at SNC, an engineering firm. In 1977 he founded Breslube Enterprises and built this into the largest used oil re-refiner in North America before selling a controlling interest to Safety-Kleen in 1987. Mr. Chalhoub then served as an executive of Safety-Kleen from 1987 to 1998 and he was President of Safety-Kleen from 1997 to 1998. Mr. Chalhoub holds a Chemical Engineering degree with high distinction from École Polytechnique, Montréal. Mr. Chalhoub has over 30 years of experience in the industrial and hazardous waste services industry.

Gregory Ray
Chief Operating Officer

In 2012, Mr. Ray became Chief Operating Officer. Before that, Mr. Ray served as Chief Financial Officer since June 2007, and as Vice President, Business Management since 1999. In addition, Mr. Ray has served as our Secretary since 2004. From 1994 to 1999, Mr. Ray served in various roles at Safety-Kleen, including Vice President, Business Management, where he was in charge of and oversaw a $700 million revenue business unit. While at Safety-Kleen, Mr. Ray was responsible for managing and expanding the used oil collection service and establishing the first nationwide used oil program, and he led the development of that firm's vacuum services business. From 1983 to 1993, Mr. Ray helped establish the used oil recycling business of Evergreen Oil. Mr. Ray has over 20 years of experience in the industrial and hazardous waste services industry, and he holds an A.B. in economics and an M.S. in industrial engineering from Stanford University.

John Lucks
Senior Vice President of Sales and Marketing

In 2012, Mr. Lucks became Senior Vice President of Sales and Marketing. Before that, Mr. Lucks served as our Vice President of Sales and Marketing since 2010 and prior to that as our Vice President of Sales since 2000. From 1988 to 1997, Mr. Lucks served as the Vice President of Industrial Marketing and Business Management of Safety-Kleen, where he was in charge of and oversaw a $300 million revenue business unit. Mr. Lucks also led the development of several lines of business, in particular the industrial parts cleaning and drum waste business which became the largest segment of Safety-Kleen. Mr. Lucks has over 30 of years experience in the industrial and hazardous waste services industry.

Tom Hillstrom
Vice President of Operations

Mr. Hillstrom has served in various capacities since joining Heritage-Crystal Clean, LLC in 2002. He is currently our Vice President of Operations. From 1983 to 2000, Mr. Hillstrom served in various functions at Safety-Kleen. He was a member of the planning and design team for the construction of Safety-Kleen's used oil re-refinery in East Chicago, IN and held the position of Facility Manager during the re-refinery's start-up and through its first years of operation, and from 1996 to 1998, he was Director of Planning and Evaluation, where he was responsible for strategic planning and acquisitions. Mr. Hillstrom holds a Bachelor's degree in Chemical Engineering degree from the University of Notre Dame, in Indiana. Mr. Hillstrom has over 25 years of experience in the industrial and hazardous waste services industry.

Mark DeVita
Chief Financial Officer

Mr. DeVita became Chief Financial Officer in 2012. He has served as the Vice President, Business Management since 2011.  Mr. DeVita has been with the Company since 2000 and has served in a variety of roles related to business management and acquisitions.  He took the lead in developing multi-million dollar lines of business for the Company. In addition, Mr. DeVita has over 17 years experience in the industrial and hazardous waste services industry.  Mr. DeVita earned his Bachelor of Science in Accountancy with honors from the University of Illinois and an MBA from Northern Illinois University.  Mr. DeVita earned his CPA and worked in public accounting for four years.

Ellie Chaves
Chief Accounting Officer, Vice President Oil, and Vice President of Sales

Ms. Chaves became Vice President of Sales in 2012. She has served as Chief Accounting Officer since June of 2007 and more recently added the responsibility of Vice President Oil. Ms. Chaves has been with the Company since March 2006. She began her career in the used oil collection and re-refining business in 1988 when she joined Safety-Kleen, working at the oil re-refinery in Breslau Canada and served in a number of positions, including Controller of Safety-Kleen Canada Inc., responsible for the accounting and business management for all of the branch lines of business.

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

Risks Relating to Our Business

Our results of operations and financial condition have been and could in the future be materially adversely impacted by an economic downturn.

In the latest recession, the economy experienced a severe and prolonged downturn which adversely impacted our customer base, which is primarily composed of companies in the automotive repair and manufacturing industries. The overall levels of demand for our parts cleaning products and supplies and other services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. Both our customers and suppliers felt the impact of the economic downturn. During the recent economic downturn, our customers sought ways to reduce their costs which in turn reduced their demand for our services. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products they purchase from us in the future. We may have accounts receivables owing from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

Adverse economic and financial market conditions may cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. Such changes could adversely affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we could be adversely affected.

In addition, a substantial or prolonged material adverse impact on our results of operations and financial condition due an economic downturn could affect our ability to satisfy the financial covenants in our bank credit facility, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that may be outstanding under our bank credit facility. The cost of our obtaining an amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our bank credit facility. Further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our bank credit facility would become immediately due and payable.

Our operating margins and profitability may be negatively impacted by the volatility in crude oil, solvent, fuel, energy, and commodity costs.

Our Environmental Services business is dependent on the widespread availability of certain crude oil products such as solvent we place with customers and fuel for operating our fleet of trucks. Changes and volatility in the price of crude can adversely impact the prices for these products and therefore affect our operating results of our Environmental Services segment. The price and supply of solvent and fuel is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, and environmental concerns.

Increased costs of crude can significantly increase our operating costs in our Environmental Services segment. Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase. The market price of crude has been volatile and rose substantially from 2004 to 2008 before falling significantly in late 2008. It has since risen at a steadier pace. During a period of rising crude costs, we experience increases in the cost of solvent, fuel, and other petroleum-based products. We have in the past been able to mitigate the increased solvent and fuel costs through the imposition of price increases and energy surcharges on our invoices to customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on future price increases. Due to political instability in oil-producing countries, oil prices could increase significantly in the future. A significant or sudden increase in solvent or fuel costs could lower our operating margins and negatively impact our profitability. We currently do not use financial instruments to hedge against fluctuations in oil, solvent, or energy prices. If this volatility continues, our operating results could also be volatile and adversely affected.

In addition, a significant portion of our inventory consists of new and used solvents and oil products. Volatility in the price of crude oil has in the past impacted and can significantly impact in the future the value of this inventory and our operating margins. For example, in the fourth quarter of fiscal 2008, we generally experienced a sharp decrease in the cost of crude oil and related commodities which caused a decline in the market value of our solvent and used oil inventory, and we recorded a non-cash inventory impairment charge on that portion of our solvent and oil inventory that is held for sale, reflecting the lower market value of such inventory. Additionally, we recorded additional expense to reflect the lower value of the solvent inventory held for use in our service programs. Further, because we apply a first-in first-out accounting method, volatility in solvent and oil prices can significantly impact our operating margins. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected.

As we begin to produce and sell lubricating base oil, the price at which we sell these products will be affected by changes in certain oil indices. If the relevant oil indices rise, we can typically expect to increase prices for our re-refined lubricating base oil. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil. However, the cost to collect used oil, including the amounts we must pay to obtain used oil and the fuel costs of our oil collection fleet, generally also increases or decreases when the relevant index increases or decreases. Even though the prices we can charge for our re-refined oil and the costs to collect and re-refine used oil generally increase and decrease together, we cannot assure you that any increased costs we experience can be passed through to the prices we charge for our re-refined oil or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. If the prices we charge for our re-refined oil and the costs to collect and re-refine used oil do not move together or in similar magnitudes, our profitability may be materially and negatively impacted.

Any increases in our costs to collect used oil could adversely affect the profitability of our used oil re-refinery. Increases in the cost of natural gas may increase the cost to operate our used oil re-refinery. In addition, many small automotive repair shops and manufacturing companies burn used oil as a source of heat as an alternative to using natural gas. If the price of natural gas were to increase significantly, these potential customers may choose to retain their used oil for fuel purposes rather than sell to us. In addition, if re-refining capacity in the U.S. increases, demand for used oil might increase, which could increase the cost to collect used oil. This could make it difficult for us to operate our used oil re-refinery at capacity or might cause us to purchase used oil feedstock at higher rates than if we were to collect the used oil internally.

We may not be able to operate our used oil re-refinery as planned which could harm our business.

We recently completed the construction of our used oil re-refinery and we are in the early stages of producing lubricating base oil.  There can be no assurance that unforeseen market conditions will not adversely impact the operation or profitability of the re-refinery.  The development of a used oil re-refinery is a new business for our company and requires a different employee base and skill set than that required for our business historically.  These new skill sets include chemical engineering and operational management of the re-refinery.  Although our management team has operated re-refineries for other companies, we cannot assure you that we will have sufficient expertise to operate the re-refinery within the performance parameters currently contemplated.  Further, the development and management of the Oil Business requires time and resources, including the attention of our management, which could divert our management from other activities.

Our success in operating our re-refinery at capacity will be affected by the following factors:

●	Used Oil Feedstock - Operating at capacity depends on our ability to obtain the required volume from either Company customers or third party collectors.

●
Operation of the Re-refinery - Operating at capacity depends on the ability of our employees and management to run the re-refinery at design rates, safely and in compliance with all relevant regulations.

●
Logistics - Operating at capacity depends on our ability to efficiently transport used oil to our Indianapolis site, and transport base lube oil and related by-products out of our Indianapolis site; and

●	Base Lube Oil Demand - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our Indianapolis site.

The extent to which we are able to effectively manage the above risk factors will affect the profitability of our Oil Business segment.

The used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our revenue and earnings.

We may not be able to realize the expected benefits from developing and operating a used oil re-refinery. The operation of the plant creates different and additional risks compared to our historic service businesses. We may not be able to collect an amount of used oil through our used oil collection services that is necessary to supply the used oil needed to run our re-refinery at capacity. We may experience difficulty securing sufficient used oil feedstock to run the re-refinery at anticipated rates and have to pay more for additional feedstock, thereby reducing our operating margins, or reduce our operating rates. We may experience insufficient rail car capacity to efficiently transport our used oil feedstock to the re-refinery. We may also have difficulty selling all of the lubricating base oil that we produce. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil. Our estimates of revenue and profitability for the re-refinery could prove to be erroneous or could be impacted by changes in these market factors. In addition, we could experience potential inventory charges related to material held for processing or sale.

The operation of our used oil re-refinery exposes us to risks related to the potential adverse environmental impact of a spill or other release at the used oil re-refinery, the loss of permits, the risk of explosion or fire or other hazards, the risk of injury to our employees or others, as well as the negative publicity due to public concerns regarding our operation. While these risks are in some respects similar to risks that we have experienced in our traditional service businesses, the magnitude of exposure may be greater due to the nature of the used oil re-refining industry and the greater volumes, temperatures, and pressures involved. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable or we will not choose to procure insurance at levels that will cover any potential exposure.

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

Our business relies on continued demand for our parts cleaning and waste management services in the U.S. automotive repair and U.S. manufacturing industries, which may suffer from declining market size and number of locations, due in part to the uncertainty of economic conditions, international competition, and consolidation in U.S. markets. Industry trends affecting our customers have caused our customers' businesses to contract. Additional decline could reduce the demand for our parts cleaning and other services and products and have a material adverse impact on our business. As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult.

We conduct business in an industry that is highly regulated by environmental, health and safety, transportation, and employment laws and regulations. If we do not comply with these laws and regulations, we may be subject to involuntary shutdowns and/or significant financial penalties.

The sale, handling, transportation, storage, recycling, and disposal of industrial and hazardous waste, including solvents used in parts cleaners, used oil, and containerized waste are highly regulated by various legislative bodies and governmental agencies at the federal, state, and local levels, including the EPA, the Department of Transportation, and the Occupational Safety and Health Administration, or OSHA. Any failure by us to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures for equipment upgrades, fines, penalties, civil or criminal sanctions, third-party claims for property damage or personal injury, cleanup costs and/or involuntary temporary or permanent discontinuance of our operations. We have in the past been subject to penalties and fines for noncompliance with environmental regulations and could be subject to penalties and fines in the future. In addition, there currently exists a high level of public concern over hazardous waste operations, including with respect to the siting and operation of transfer, processing, storage, and disposal facilities. Part of our business strategy is to increase our re-refining capacity through the operation of our facility and by adding new branch operations. Each of these efforts requires us to undergo an intensive regulatory approval process that could be time consuming and impact the success of our business strategy.

Zoning, permit, and licensing applications and proceedings, as well as regulatory enforcement proceedings, are all matters open to public scrutiny and comment. Accordingly, from time to time we have been, and may in the future be, subject to public opposition and publicity which may damage our reputation and delay or limit the expansion and development of our operating properties or impair our ability to renew existing permits which could prevent us from implementing our growth strategy and have a material adverse effect on our business, financial condition or results of operations.

If current environmental laws and regulations are changed, we may be forced to significantly alter our business model, which could have a material adverse effect on our financial performance.

Environmental laws and regulations are subject to change and may become increasingly stringent or relaxed. Interpretation or enforcement of existing laws and regulations, or the adoption of new laws and regulations, may require us to modify or curtail our operations or replace or upgrade our facilities or equipment at substantial costs which we may not be able to pass on to our customers. On the other hand, if new laws and regulations are less stringent, then our customers or competitors may be able to manage waste more effectively without reliance on our service, which could decrease the need for our services and/or increase competition which could adversely affect our revenues and profitability.

For example, the EPA currently excludes waste used as an ingredient in the production of a product from being defined as hazardous waste. Our product reuse program for parts cleaning operates under this exclusion and provides an advantage by excluding our customers' used solvent from being regulated as hazardous waste. Similarly, under our non-hazardous program for parts cleaning, we provide our customers with a different solvent that has a higher flashpoint than traditional solvents. The resulting used solvent is not considered to be hazardous waste so long as our customers ensure that no inappropriate contaminants were contributed to the used solvent.

If the EPA were to broaden the definition of hazardous waste to include used solvents generated by our customers under our product reuse and/or non-hazardous programs for parts cleaning, the value of our offerings may be significantly reduced, which could have a material adverse effect on our financial performance. Examples of changes by the EPA that could adversely affect our services include, but are not limited to, the following:

●	elimination of the reuse exception to the definition of hazardous waste;

●	increase in the minimum flashpoint threshold at which solvent becomes included in the definition of hazardous waste;

●	increased requirements to test the used solvent that we pick up from our customers for the presence of toxic or more flammable contaminants; and

●	adoption of regulations similar to those enacted in some California air quality districts that prohibit the use of the solvents of the type that we sell for parts cleaning operations.

In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement, or other developments could require us to make additional unforeseen expenditures. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted, or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that our costs associated with meeting any of these requirements are substantial and cannot adequately be passed through to our customers, our earnings and cash flows could suffer.

Our operations are subject to numerous environmental and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, our business could be materially and adversely affected.

Our operations are subject to extensive federal, state, and local laws and regulations relating to the protection of the environment which, among other things:

●	regulate the collection, transportation, handling, processing, and disposal of the hazardous and non-hazardous wastes that we collect from our customers;

●	impose liability on persons involved in generating, handling, processing, transporting, or disposing hazardous materials; and

●	impose joint and several liability for the remediation and clean-up of environmental contamination

The breadth and complexity of all of these laws and regulations affecting our business make consistent compliance extremely difficult and often result in increased operating and compliance costs. Even with these programs, we and other companies in the industry are routinely faced with legal and administrative proceedings which can result in civil and criminal penalties, interruption of business operations, fines or other sanctions, and require expenditures for remedial work at our and third-party facilities. Under current law, we may be held liable for damage caused by conditions that existed before we acquired the assets or operations involved or if we arrange for the transportation, disposal, or treatment of hazardous substances that cause environmental contamination. We may also be held liable for the mishandling of waste streams resulting from the misrepresentations by a customer as to the nature of such waste streams. We may be subject to monetary fines, civil or criminal penalties, remediation, clean-up or stop orders, injunctions, orders to cease or suspend certain practices, or denial of permits we require to operate our facilities. We have in the past been subject to penalties and fines for noncompliance with environmental regulations and could be subject to penalties and fines in the future. The outcome of any proceeding and associated costs and expenses could have a material adverse impact on our operations and financial condition.

We are also required to obtain and maintain permits, licenses and approvals to conduct our operations in compliance with such laws and regulations. If we are unable to maintain our currently held permits, licenses and approvals, we may not be able to continue certain of our operations. If we are unable to obtain any additional permits, licenses and approvals which may be required as we expand our operations, we may not be able to grow our business.

We face intense competition in the industrial and hazardous waste services industries and from other used oil re-refiners.

The markets for parts cleaning, containerized waste management, used oil collection, and vacuum truck services are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, our largest competitor, has held substantial market share in the parts cleaning industry for the last four decades and has developed a significant market share in used oil services, including used oil collection and containerized waste management. Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects will be adversely affected if we cannot gain market share from these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

In addition, companies involved in the waste management industry, including waste hauling, separation, recovery, and recycling, may have the expertise, access to customers, and financial resources that would encourage them to develop and market services and products competitive with those offered by us. We also face competition from alternative services that provide similar benefits to our customers as those provided by us. In addition, new technology regarding the treatment and recycling of used solvent may lead to functionally equivalent or superior products becoming available, which may decrease the demand for our services and products or cause our products and services to become obsolete.

Many of our competitors have announced plans to enter the used oil re-refining business or expand their existing used oil re-refining businesses by adding additional capacity. The additional competition may make it harder for us to sell our re-refined base lube oil. In addition, extra competition in the collection of used oil feedstock may require us to pay more for our used oil or prevent us from collecting enough feedstock to operate the used oil re-refinery at capacity.

We could be subject to involuntary shutdowns or be required to pay significant monetary damages if we are found to be a responsible party for the improper handling or the release of hazardous substances.

As a company engaged in the sale, handling, transportation, storage, recycling, and disposal of materials that are or may be classified as hazardous by federal, state, or other regulatory agencies, we face risks of liability for environmental contamination. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them to the facilities. As a potentially responsible party, or PRP, we may be liable under CERCLA for substantial investigation and cleanup costs even if we operate our business properly and comply with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and cleanup, even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if we were able to identify who the other responsible parties might be, we may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources.

Our facilities and the facilities of our customers and third party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. Our pollution liability insurance excludes certain liabilities under CERCLA. Thus, if we were to incur liability under CERCLA that was not covered by our insurance and if we could not identify other parties responsible under the law whom we are able to compel to contribute to the liabilities, the cost to us could be substantial and could impair our profitability, reduce our liquidity, and have a material adverse effect on our business. Although our customer service agreements typically provide that the customer is responsible for ensuring that only appropriate materials are disposed of, we could be exposed to third party claims if customers dispose of improper waste, and we might not be successful in recovering our damages from those customers. In addition, new services or products offered by us (such as the re-refining of used oil) could expose us to further environmental liabilities for which we have no historical experience and cannot estimate our potential exposure to liabilities.

Our fixed cost structure may result in a greater loss or reduced earnings.

Our network, including our facilities, fleet, and personnel, subjects us to fixed costs, which makes our margins and earnings sensitive to changes in revenues. In periods of declining demand, our fixed cost structure may limit our ability to cut costs, which may put us at a competitive disadvantage to firms with lower cost structures, or may result in reduced operating margins and operating losses.

We carry inventory of used solvents generated by customers participating in our product reuse program for parts cleaning.

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2011 and prior years, we may not in future years.

Our ability to achieve our business and financial objectives is subject to our ability to expand our non-hazardous programs for parts cleaning.

For our business to grow we may need to expand our non-hazardous program for parts cleaning. Unlike used solvent generated by customers participating in our product reuse program for parts cleaning (which must be resold for reuse as an ingredient), used solvent generated by customers participating in our non-hazardous program for parts cleaning can be recycled by third party recyclers or by us. We have a solvent recycling system at our Indianapolis hub to recycle used solvent generated by customers participating in our non-hazardous program, and we may also build or acquire similar facilities in the future. Any unanticipated costs in operating our solvent recycling system could have a material adverse effect on our operating results and require us to seek an alternative means to recycle or dispose of used solvent.

The operation of our solvent recycling system may be considered inherently dangerous, and injury to individuals or property may occur, potentially subjecting us to lawsuits. If we fail to operate our solvent recycling system as anticipated, our business and operating results could suffer. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time or offer new product lines which may not be profitable and could materially and adversely affect our financial condition and results of operations.

We depend on the service of key individuals, the loss of whom could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Joseph Chalhoub, our Founder, President, Chief Executive Officer, and Director; Gregory Ray, our Chief Operating Officer and Secretary; John Lucks, our Senior Vice President of Sales and Marketing; Tom Hillstrom, our Vice President of Operations; Mark DeVita, our Chief Financial Officer; Ellie Chaves, our Chief Accounting Officer, Vice President Oil, and Vice President of Sales; and Glenn Casbourne, our Vice President of Engineering. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key man life insurance policies on any of our named executive officers. One of our key growth strategies is the operation of our used oil re-refinery. Given their past experience in the development of used oil re-refinery facilities in the U.S., the retention of the members of our management team is particularly critical to our ability to operate the used oil re-refinery as planned. The loss of any of these individuals could adversely impact our ability to operate the re-refinery.

In addition, our operations and growth strategy rely on the expansion of our business through the creation and growth of new and existing branches. In order for us to create and grow new and existing branches properly, we must continually recruit and train a pool of hardworking and motivated sales and service representatives, or SSRs, to develop new customer leads as well as support our existing customer base. If we are not able to retain and recruit a sufficient number of SSRs, or if we experience an increase in the turnover of existing SSRs, we may not be able to support the continued growth of our business, which could have a material adverse impact on our financial performance.

Our level of indebtedness could adversely affect our financial condition and ability to fulfill our obligations, impede the implementation of our strategy, and expose us to interest rate risk.

At December 31, 2011, we had $20 million borrowed as a term loan under our secured bank credit facility. We have the ability to borrow an additional $20 million as a revolving loan under the same facility. Our level of indebtedness may:

●	adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;

●	require us to dedicate a substantial portion of our cash flow to the payment of interest or principal on our indebtedness;

●	subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates; and

●	increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments.

If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we may be required to refinance all or a portion of our existing debt facilities or to obtain additional financing and facilities. However, we may not be able to obtain any such refinancing or additional facilities on favorable terms or at all.

We are likely to require additional capital to support our operations and growth plans, including for working capital, capital expenditures, and to fund any potential acquisitions. Our ability to access debt or equity capital may be significantly constrained. If we are unable to access additional capital on acceptable terms, we may be unable to take advantage of opportunities and grow the business.

Furthermore, the credit facility requires us to maintain a specified total leverage ratio and has an excess cash flow provision that requires additional principal payments on the term loan if the excess EBITDA for the fiscal year exceeds the formula rate set forth in the facility. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the credit facility. Our credit facility also contains restrictions in the amount of capital expenditures that we can incur in any year. In fiscal 2011, we were required to amend our credit facility to permit the capital expenditures required to complete our used oil re-refinery ahead of schedule. If we plan to enter into similar capital-intensive projects, we will need to amend our credit facility to permit capital expenditures in excess of $10 million. We cannot assure you that we will receive any waivers of our credit facility in the future to complete projects such as the used oil re-refinery.

Borrowings under our credit facility are tied to the prime rate. In the event of an increase in the prime rate or an increase in the amount of our indebtedness, our interest expense will increase and could have a material adverse effect on our net income.

We operate our business through many locations, and if we are unable to effectively oversee all of these locations, our business reputation and operating results could be materially adversely affected.

Because we rely on our extended network of 67 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, and our business could be materially adversely affected.

Our insurance policies do not cover all losses, costs, or liabilities that we may experience.

We maintain insurance coverage, but these policies do not cover all of our potential losses, costs, or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage which would significantly affect our financial performance. For example, our pollution legal liability insurance excludes costs related to fines, penalties, or assessments. Our insurance policies also have deductibles and self-retention limits that could expose us to significant financial expense. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. In addition, our business requires that we maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, our business could be materially and adversely affected.

We are subject to potential liability claims relating to our services and products.

We offer our customers specific guarantees that we will be responsible for all expenses resulting from any spill that occurs while we are transporting, processing, or disposing of customers' used solvent and other waste. Accordingly, we may be required to indemnify our customers for any liability under CERCLA or other environmental, employment, health and safety laws and regulations. We may also be exposed to product liability claims by our customers, users of our parts cleaning products, or third parties claiming damages stemming from the mechanical failure of parts cleaned with solvents and/or equipment provided by us. Although we maintain product liability insurance coverage, if our insurance coverage proves inadequate or adequate insurance becomes unreasonably costly or otherwise unavailable, future claims may not be fully insured. An uninsured or partially insured successful claim against us could have a material adverse effect on our business, financial condition, and results of operations.

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

We obtain certain services from Heritage including disposal and product analytical services and workers' compensation insurance. Heritage beneficially owned 30.7% of our outstanding common stock as of December 31, 2011. If the services that we receive from Heritage become unavailable from Heritage, to the extent that we are unable to negotiate replacements of these services with similar terms, we could experience increases in our expenses.

Litigation related to personal injury from exposure to solvents and the operation of our business may result in significant liabilities and affect our profitability.

We have been and in the future may be involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of exposure to hazardous chemicals that are a part of the solvents that we provide. In addition, the hazards and risks associated with the use, transport, storage, handling, and disposal of our customers' waste by us and our customers (such as fires, natural disasters, explosions, and accidents) and our customers' improper or negligent use or misuse of solvent to clean parts may also expose us to personal injury claims, property damage claims, and/or products liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our business.

We are dependent on third parties to supply us with the necessary components and materials to service our customers. We are also dependent on third party transport, including rail, recycling, and disposal contractors.

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

We, and our third party transporters, ship used oil and containerized waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators, and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors, and if we are forced to seek alternative vendors to handle our third party recycling and disposal activities, we may not be able to find alternatives without significant additional expenses, or at all, which could result in a material adverse effect on our financial performance. In addition, we could be subject to significant environmental liabilities from claims relating to the transport, storage, processing, recycling, and disposal of our customers' waste by our third party contractors and their subcontractors.

A system failure could delay or interrupt our ability to provide services and products and could increase our costs and reduce our sales.

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 67 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

We may be unable to manage our growth.

In our first eleven years of operation, sales have increased at a compound annual growth rate of 24.5% from 1999 to 2011 although we experienced a 9% decrease in our sales from 2008 to 2009. Our growth to date has placed and may continue to place significant strain on our management and operational and financial resources. We anticipate that continued growth, if any, as well as our entry into the used oil re-refining industry, will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and operational personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate, and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

Expansion of our business may result in unanticipated adverse consequences.

In the future, we may seek to grow our business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing new facilities such as the used oil re-refinery. Acquisitions, partnerships, joint ventures, investments, or construction projects may require significant managerial attention, which may divert our management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities or the development of a new business line could entail a number of additional risks, including:

●	the failure to successfully integrate the acquired businesses or facilities into our operations;

●	the inability to maintain key pre-acquisition business relationships;

●	loss of key personnel of the acquired business or facility;

●	exposure to unanticipated liabilities; and

●	the failure to realize efficiencies, synergies and cost savings.

As a result of these and other factors, including the general economic risk associated with the industries in which we operate, we may not be able to realize the expected benefits from any recent or future acquisitions, new facility developments, partnerships, joint ventures or other investments.

We may not be able to protect our intellectual property adequately.

We rely upon know-how and technological innovation and other trade secrets to develop and maintain our competitive position. We rely, to a significant extent, on trade secrets, confidentiality agreements, and other contractual provisions to protect our proprietary technology, and such agreements may not adequately protect us. Our competitors could gain knowledge of our know-how or trade secrets, either directly or through one or more of our employees or other third parties. Although we do not regard any single trade secret or component of our proprietary know-how to be material to our operations as a whole, if one or more of our competitors can use or independently develop such know-how or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

In the event we become involved in defending or pursuing intellectual property litigation, such action may increase our costs and divert management's time and attention from our business. In addition, any potential intellectual property litigation could force us to take specific actions, including, but not limited to, the following:

●	cease selling products that use the challenged intellectual property;

●	obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

●	redesign those products that use infringing intellectual property.

Climate change legislation or regulations restricting emissions of “Greenhouse Gases” could result in increased operating costs and reduced demand for our services.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.  In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to monitor emissions and to reduce emissions of GHGs associated with our operations.

Risks Related to our Common Stock

The price of our shares of common stock may be volatile.

The trading price of shares of our common stock may fluctuate substantially. In particular, it is possible that our operating results may be below the expectations of public market analysts and investors, including the results of our entry into the used oil re-refining industry, and, as a result of these and other factors, the price of our common stock may decline. These fluctuations could cause you to lose part or all of your investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

●	variations in our operating results, including variations due to changes in the price of crude oil;

●	announcements by us, our competitors or others of significant business developments, changes in customer relationships, acquisitions or expansion plans;

●	analysts' earnings estimates, ratings and research reports;

●	the depth and liquidity of the market for our common stock;

●	speculation in the press;

●	strategic actions by us or our competitors, such as sales promotions or acquisitions;

●	actions by our large stockholders or by institutional and other stockholders;

●	conditions in the industrial and hazardous waste services industry as a whole and in the geographic markets served by our branches; and

●	domestic and international economic factors unrelated to our performance.

The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

The small public float for our shares may make it difficult to sell your shares and may cause volatility in our stock price.

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of December 31, 2011, Heritage beneficially owned 30.7% of our common stock, the Fehsenfeld Family Trusts, which are related to Heritage (the "Heritage trusts") owned 8.7% of our common stock, Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, beneficially owned 7.0% of our common stock, and collectively Heritage, the Heritage trusts, and our directors and executive officers beneficially owned 65.7% of our common stock.  In addition, under a participation rights agreement between us and Heritage, Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

If securities or industry analysts do not publish research or reports about our business or publish negative research, or our results are below analysts' estimates, our stock price and trading volume could decline.

The trading market for our common stock may depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or our results are below analysts' estimates, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Heritage and Mr. Fehsenfeld have significant influence over our company, and their control could delay or deter a change of control or other business combination or otherwise cause us to take actions with which you may disagree.

As of December 31, 2011, Heritage beneficially owned 30.7% of our outstanding common stock, the Heritage trusts owned 8.7% of our outstanding stock, and Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, owned an additional 7.0% of our outstanding common stock. As a result, Heritage and Mr. Fehsenfeld have significant influence over our decision to enter into any corporate transaction and with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. Moreover, Heritage, the Heritage trusts, and our directors and executive officers collectively beneficially owned 65.7% of our common stock as of December 31, 2011. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of

2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any businesses that we decide to acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission, or SEC, NASDAQ, or other regulatory authorities.

We do not currently intend to pay cash dividends on our common stock to our stockholders and any determination to pay cash dividends in the future will be at the discretion of our Board of Directors.

We currently intend to retain any profits to provide capacity for general corporate uses and growth of our business. Our Board of Directors does not intend to declare cash dividends in the foreseeable future. Any determination to pay dividends to our stockholders in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, and other factors deemed relevant by our Board of Directors. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates. In addition, the terms of our existing or future borrowing arrangements may limit our ability to declare and pay dividends.

Provisions in our certificate of incorporation and bylaws and under Delaware law could prevent or delay transactions that stockholders may favor.

Our company is incorporated in Delaware. Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable, including a provision that authorizes our Board of Directors to issue preferred stock with such voting rights, dividend rates, liquidation, redemption, conversion, and other rights as our Board of Directors may fix and without further stockholder action. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of our outstanding voting stock. This could frustrate a change in the composition of our Board of Directors, which could result in entrenchment of current management. Takeover attempts generally include offering stockholders a premium for their stock. Therefore, preventing a takeover attempt may cause you to lose an opportunity to sell your shares at a premium. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

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

Our certificate of incorporation provides that the affirmative vote of at least seventy-five percent (75%) of our total voting power is required to amend our certificate of incorporation or to approve mergers, consolidations, conversions, or the sale of all or substantially all of our assets. Given the voting power of Heritage, we would need the approval of Heritage for any of these transactions to occur.

Our bylaws provide for the division of our Board of Directors into three classes with staggered three year terms. The classification of our Board of Directors could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is based in a 23,100 square foot leased facility in Elgin, Illinois. We have 4 hubs and 67 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. Three of our four hubs and all of our branch locations are leased with terms ranging from month-to-month up to five years, and in some cases with options to extend the lease term for up to 15 years. We own the industrial real estate in Indianapolis, Indiana which is the location of our largest hub, the site of our solvent recycling tower, and the site of our used oil re-refinery.

The following map sets forth the states in which we provide services and the locations of our branches as of the end of fiscal 2011:

ITEM 3.  LEGAL PROCEEDINGS

Ecological Services Inc. ("ESI") CERCLA

On October 1, 2010, Ecological Services, Inc. (“ESI”), a non-hazardous wastewater and oily water treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency (“EPA”) has determined that we were the third largest contributor of waste to the site over the last six years of ESI's operation and assigned us a proportional share of the costs related to the clean up of the ESI site as a Potential Responsible Party ("PRP"). On March 30, 2011, we signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the “Consent Agreement”). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site. The current estimate for waste removal, stormwater treatment, and other remediation at the site is $7.6 million. We expensed $0.6 million as our proportional share of the costs in fiscal 2011. We filed a claim with our insurance carrier for coverage under an existing policy. We have also filed a claim under ESI's environmental insurance policy under which we are listed as an additional insured. We received $5,000 from our insurance carrier in the second quarter for our obligation, but our insurance provider has declined to make subsequent payments. We intend to challenge our insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy under which we are listed as an additional insured.

Except as set forth above, we are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “HCCI”. The following table sets forth the high and low sales prices of our common stock for the indicated periods as reported by NASDAQ.

2010	High	Low
First Quarter	$12.39	$8.19
Second Quarter	$12.05	$7.51
Third Quarter	$9.95	$7.51
Fourth Quarter	$10.95	$9.27

2011	High	Low
First Quarter	$13.00	$9.87
Second Quarter	$19.08	$12.95
Third Quarter	$22.56	$15.04
Fourth Quarter	$20.00	$13.30

On February 24, 2012, the closing price of our common stock on the NASDAQ Global Select Market was $20.89 per share. February 24, 2012, there were 283 stockholders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between March 12, 2008 (the date of our initial public offering) and December 31, 2011, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period. This graph assumes the investment of $100 on March 12, 2008 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 12, 2008 was the initial public offering price of $11.50 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stock Performance Graph
(March 12, 2008 compared to December 31, 2011)
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dollars
3/12/2008
1/3/2009
1/2/2010
1/1/2011
12/31/2011
Heritage-Crystal Clean, Inc.
Nasdaq Composite Index
Nasdaq Industrial Index

	3/12/2008	1/3/2009	1/2/2010	1/1/2011	12/31/2011
Heritage-Crystal Clean, Inc.	100.00	100.87	90.96	87.48	144.00
NASDAQ Composite Index	100.00	72.74	101.13	118.23	116.10
NASDAQ Industrial Index	100.00	65.93	92.55	115.66	114.83

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2011" represents the 52-week period ended December 31, 2011. “Fiscal 2010” represents the 52-week period ended January 1, 2011. “Fiscal 2009” represents the 52-week period ended January 2, 2010. “Fiscal 2008” represents the 53-week period ended January 3, 2009. “Fiscal 2007” represents the 52-week period ended December 29, 2007. We have derived the statement of operations for the year ended January 3, 2009 and December 29, 2007 and the balance sheet data at January 2, 2010, January 3, 2009, and December 29, 2007 from our audited consolidated financial statements not included in this report.

	Fiscal Year
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales	$152,858	$112,118	$98,398	$108,143	$89,734
Operating Expenses
Operating Costs	124,000	83,773	74,371	79,809	64,080
Cost of sales - inventory impairment (1)	—	—	—	2,778	2,182
Selling, general, and administrative expenses	20,715	18,035	16,438	19,691	15,123
Depreciation and amortization	5,657	4,629	4,308	3,630	2,873
Loss (gain) on disposal of fixed assets - net	(10)	39	159	17	—
Proceeds from contract termination (1)	—	—	—	—	(3,000)
Operating income	2,496	5,642	3,122	2,218	8,476
Interest expense	37	—	3	408	1,408
Income before income taxes	2,459	5,642	3,119	1,810	7,068
Provision for income taxes (2)	985	2,371	1,326	2,618	—
Net income (loss)	1,474	3,271	1,793	(808)	7,068
Preferred return	—	—	—	339	1,691
Net income (loss) available to common stockholders	$1,474	$3,271	$1,793	$(1,147)	$5,377

Net income (loss) per share available to common stockholders: basic	$0.10	$0.26	$0.17	$(0.11)	$0.75
Net income (loss) per share available to common stockholders: diluted	$0.10	$0.26	$—	$(0.11)	$0.74

Number of weighted average common shares outstanding (3) :
Basic	14,313	12,645	10,700	9,985	7,178
Diluted	14,710	12,704	10,772	9,985	7,229

PRO FORMA DATA (UNAUDITED):
Net income (loss)	$1,474	$3,271	$1,793	$(808)	$7,068
Pro forma provision for income taxes (2)	—	—	—	497	2,898
Return on preferred and mandatorily redeemable capital units	—	—	—	372	1,730
Pro forma net income (loss) available to common stockholders	$1,474	$3,271	$1,793	$(1,677)	$2,440

Pro forma net income (loss) per share: basic	$0.10	$0.26	$0.17	$(0.17)	$0.34
Pro forma net income (loss) per share: diluted	$0.10	$0.26	$0.17	$(0.17)	$0.34

OTHER OPERATING DATA (UNAUDITED):
Average sales per working day - Environmental Services	470	410	370	400	340
Number of branches at end of fiscal year	67	62	58	54	48

	At Fiscal Year End
	2011	2010	2009	2008	2007
	(Dollars in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$2,186	$21,757	$1,090	$327	$479
Total assets	152,416	89,572	53,987	52,016	47,984
Total debt	21,891	—	—	20	22,045
Redeemable capital units	—	—	—	—	2,261
Total stockholders' equity/members' capital	78,553	73,544	43,925	41,556	12,708

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

(3)
In fiscal year 2007, the weighted average shares outstanding information reflects the 500-for-1 exchange of common units for common stock and the issuance of 1,217,390 shares of common stock in our reorganization that occurred immediately prior to our initial public offering in March 2008. We have included the redeemable common capital units outstanding prior to the reorganization in the calculation of basic and diluted earnings per share as the effect of excluding them would be anti-dilutive. In accordance with FASB guidance, the shares of common stock that were mandatorily redeemable are excluded from the calculation of basic and diluted earnings per share. We have deducted earnings attributable to mandatorily redeemable units from income available to common unit holders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  We undertake no obligation to update any of the forward-looking statements.  Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2011" represents the 52-week period ended December 31, 2011, “fiscal 2010” represents the 52-week period ended January 1, 2011, and “fiscal 2009” represents the 52-week period ended January 2, 2010.

Overview

We provide parts cleaning, containerized waste management, used oil collection and re-refining, and vacuum truck services. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing service,s and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 67 branch facilities providing services to customers in 42 states. All of our operations are in the United States. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services sales are generated primarily from providing parts cleaning and waste removal services for our customers, which accounted for approximately 78% of our sales for fiscal 2011. The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as sales, but rather as a reduction in our net cost of solvent under cost of sales. In the Environmental Services segment, we define and measure same-branch sales for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average sales per working day by dividing our sales by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for the remaining 22% of our fiscal 2011 sales. Revenues from one customer in the Oil Business segment represented approximately 15.4% of our consolidated revenues for fiscal 2011. There were no intersegment revenues during fiscal 2011.

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

Our operating costs includes the costs of the materials we use in our services, such as solvent and other chemicals, depreciation on the parts cleaning machines we own and provide to customers, transportation of solvents and waste, and our payments to other parties to recycle or dispose of the waste materials that we collect. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. Increased costs of crude oil, a component of solvent, can increase cost of sales, although we attempt to offset such increases with increased prices for our services. Operating costs also include the costs of operating our branch system and hubs, including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization.

Our selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, billing, receivables management, accounting and finance, information technology, environmental health and safety, and legal. Our selling, general, and administrative expenses have increased as a result of the ongoing costs of being a public company.

During fiscal 2011, we were in the process of constructing a used oil re-refinery in Indiana. We produced intermediate products in the third fiscal quarter of fiscal 2011 and have produced small quantities of lube oil to date in 2012. The re-refinery is designed to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated capital cost of the project is expected to be approximately $54 million, and we expect that operation of the re-refinery will increase our working capital requirements by approximately $5 to $10 million.

On February 23, 2011, we acquired certain assets and liabilities of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies (collectively, “Warrior Group”) in exchange for $0.9 million in cash, $0.8 million of the Company's common stock, and $2.6 million in subordinated notes.  As of December 31, 2011, we had recorded the preliminary purchase price allocation of $2.1 million allocated to property, plant and equipment, $1.1 million to goodwill, $0.8 million to intangible assets, and $0.1 million to inventory for a total of $4.1 million. The difference between the consideration of $4.3 million and the allocation of $4.1 million is due to the non-interest bearing promissory notes being recorded at their net present value which is $0.2 million less than the face value of the notes. We are continuing to evaluate the initial purchase price allocations for this acquisition and will adjust the allocations if additional information relative to the fair values of the assets and liabilities becomes known. We acquired the Warrior Group to add used oil collection volume primarily in the states of Indiana, Illinois, and Kentucky. The operating results of the Warrior Group acquisition are included in our consolidated results of operations from the date of acquisition.

On December 1, 2011, we acquired certain assets of Crystal Flash Limited Partnership of Michigan ("Crystal Flash") in exchange for $1.7 million in cash at the time of closing and $2.1 million in future payments which will be tied to the continued performance of the acquired business. We recorded the future payments at their net present value, which is $1.6 million. The preliminary purchase price allocation resulted in $1.1 million allocated to intangible assets, $0.9 million to property, plant and equipment, $0.6 million to goodwill, $0.4 million to accounts receivable, and $0.3 million to inventory. We acquired Crystal Flash to increase used oil collection volume in the state of Michigan, and we expect to collect an additional 3.5 million gallons per year from this acquisition. We are continuing to evaluate the initial purchase price allocation for this acquisition and will adjust the allocations if additional information relative to the fair values of the assets becomes known. The operating results of the Crystal Flash acquisition are included our consolidated results of operations from the date of acquisition.

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

We have identified the following accounting policies as those that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations. Actual results in these areas could differ materially from management's estimates under different assumptions and conditions.

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

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. We test goodwill for impairment annually and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In fiscal 2011, we tested goodwill for impairment. Our tests indicated that the fair values were substantially in excess of carrying values and thus did not fail step one of the goodwill impairment test. We did not have any goodwill in fiscal 2010. Our determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on analysis of customer creditworthiness, historical losses, and general economic trends and conditions. We perform periodic credit evaluations of our customers and typically do not require collateral. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables that we use to record reserves throughout the year. In the last five years, our provisions for doubtful accounts have averaged less than 0.7% of sales. We do not have any off-balance sheet credit exposure related to our customers.

Inventory

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, accessories and absorbents, and repair parts. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

Stock-Based Compensation

We recognize stock based compensation expense based on the estimated grant date fair value of the awards. We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards. We value restricted stock as of the closing stock price on the measurement date, and then amortize the expense on a straight-line basis over the requisite service period of the awards. See Note 18 “Stock-Based Compensation” for more details.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. As no triggering events occurred during fiscal 2011 we have not tested for impairment.

New Accounting Pronouncements

Business Combinations: Disclosure of Supplementary Pro Forma Information

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force),” which amends authoritative guidance on business combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. We have adopted the authoritative guidance on January 2, 2011. We believe that the asset purchases in fiscal 2011 were immaterial from a financial statement perspective and therefore we have not presented pro forma financial information.

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

Goodwill Impairment Testing

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If the entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We will adopt ASU 2011-08 for fiscal 2012 and do not expect it to have a material impact on our financial statements.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2011 versus Fiscal Year Ended January 1, 2011

	Fiscal 2011 versus Fiscal 2010
	Fiscal Year ended		Fiscal Year ended
	December 31, 2011		January 1, 2011

Sales	$152,858	100.0%	$112,118	100.0%
Operating expenses -
Operating costs	124,000	81.1%	83,773	74.7%
Selling, general and administrative expenses	20,715	13.6%	18,035	16.1%
Depreciation and amortization	5,657	3.7%	4,629	4.1%
Loss (gain) on disposal of fixed assets - net	(10)	—%	39	—%
Operating income	2,496	1.6%	5,642	5.0%
Interest expense – net	37	—%	—	—%
Income before income taxes	2,459	1.6%	5,642	5.0%
Provision for income taxes	985	0.6%	2,371	2.1%
Net income	$1,474	1.0%	$3,271	2.9%

Sales

For fiscal 2011, sales increased $40.7 million, or 36.3%, to $152.9 million from $112.1 million for 2010. Sales grew for all service types in fiscal 2011 compared to fiscal 2010 as we continued to add customers and expand our used oil collection business. In addition, our used oil re-refinery generated revenues of $23 million of intermediate products and by-products in the third and fourth quarters of 2011.

Operating expenses

Operating costs

Operating costs increased $40.2 million, or 48.0%, to $124.0 million for fiscal 2011 from $83.8 million in fiscal 2010. Operating costs as a percentage of sales increased to 81.1% in fiscal 2011 compared to 74.7% in fiscal 2010. The increase in operating costs in fiscal 2011 was in part directly related to the production of intermediate products and by-products at the used oil re-refinery. We continued to increase our used oil collection efforts in order to feed our used oil re-refinery to produce intermediate products in the second half of the year, and we incurred start-up costs at the used oil re-refinery as well as at branches as we increased the number of used oil collection trucks in service. In addition, the increase in operating costs as a percentage of sales is a result of rising energy prices which have a direct impact on our operating cost structure. Higher cost of petroleum based products negatively affected our operating costs. The increase in the price of diesel fuel impacted the cost of operating our service and collection fleet and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges from our vendors. Higher petroleum product prices increased the prices we paid for solvent used to service our customers and the prices paid for used oil collected. The higher prices were partially offset by higher selling prices of our oil products.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased $2.7 million in fiscal 2011, or 14.9%, to $20.7 million from $18.0 million in fiscal 2010. Overall, selling, general and administrative expenses as a percentage of sales declined to 13.6% in fiscal 2011 from 16.1% in fiscal 2010. Selling, general and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 36.3% in fiscal 2011.

Interest expense

Interest expense for fiscal 2011 was $37,314, compared to no interest expense in fiscal 2010. The increase in interest expense was the result of imputing interest on the notes issued as a portion of the payment for the Warrior Acquisition. We capitalized $0.2 million of interest from our term loan into the costs of constructing the used oil re-refinery.

Provision for income taxes

In fiscal 2011, we were able to take advantage of bonus depreciation on the majority of our capital expenditures. As a result of the bonus depreciation, we recorded a significant noncurrent deferred tax liability to record the inability to deduct the depreciation on our 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the depreciation, we recorded a significant deferred tax asset related to our Net Operating Loss ("NOL") carryforward of $15.2 million.

Our effective tax rate for fiscal 2011 was 40% compared to 42% in fiscal 2010. The reduction in the effective tax rate is the result of tax refunds from fiscal 2010 and fiscal 2009 that were carried forward to fiscal 2011 due to our large tax NOL in fiscal 2011. The reduction in these rates was partially offset by permanent differences that would have increased our effective tax rate in fiscal 2011 if not for the NOL. In addition, we booked deferred tax expenses at the enacted rates in fiscal 2011, which were partially offset by refunds.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Fiscal 2011 versus Fiscal 2010		Increase
	Fiscal Year ended	Fiscal Year ended
	December 31, 2011	January 1, 2011	$	%
Sales:
Environmental Services	$119,512	$104,220	$15,292	14.7%
Oil Business	33,346	7,898	25,448	322.2%
Total	$152,858	$112,118	$40,740	36.3%

For fiscal 2011, Environmental Services sales increased $15.3 million, or 14.7%, to $119.5 million from $104.2 million in fiscal 2010. Sales grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in fiscal 2011. We continued to add customers through the expansion of our branch network.

At the end of fiscal 2011, the Environmental Services segment was operating 66 branch locations compared with 62 at the end of fiscal 2010.  There were 62 branches that were in operation during both fiscal 2011 and fiscal 2010, which collectively experienced an increase of $13.0 million, or 12.6% in same-branch sales during fiscal 2011 compared to fiscal 2010.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 59 branches experienced a collective increase in sales of $13.4 million, or 14.0% during fiscal 2011 compared to fiscal 2010.

Oil Business sales increased $25.4 million for fiscal 2011 compared to fiscal 2010 due to the intermediate and by-product sales from the used oil re-refinery and increased volume due to expanded collection efforts.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands):

	Fiscal 2011 versus Fiscal 2010		Increase (Decrease)
	Fiscal Year ended	Fiscal Year ended
	December 31, 2011	January 1, 2011	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$24,543	$26,288	$(1,745)	(6.6)%
Oil Business	(708)	(1,929)	1,221	63.3%
Total	$23,835	$24,359	$(524)	(2.2)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 12 in our financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A in fiscal 2011 decreased 6.6%, as compared to fiscal 2010 due to increased operating costs. Higher cost of petroleum based products negatively affected our operating costs. In addition, the increase in the price of diesel fuel impacted the cost of operating our service fleet and caused the transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges. New branches opened in the west were particularly impacted by these additional fuel prices, as they are typically located further away from operational and logistical supply lines.

Oil Business loss before corporate SG&A in fiscal 2011 decreased 63.3% compared to the loss in fiscal 2010. This was the result of increased margins from selling intermediate products from the used oil re-refinery in the third and fourth fiscal quarters of fiscal 2011, which were partially offset by higher costs as we continued to expand our used oil collection routes and add trucks.

Fiscal Year Ended January 1, 2011 versus Fiscal Year Ended January 2, 2010

	Fiscal 2010 versus Fiscal 2009
	Fiscal Year ended		Fiscal Year ended
	January 1, 2011		January 2, 2010

Sales	$112,118	100.0%	$98,398	100.0%
Operating expenses -
Operating costs	83,773	74.7%	74,371	75.6%
Selling, general and administrative expenses	18,035	16.1%	16,438	16.7%
Depreciation and amortization	4,629	4.1%	4,308	4.4%
Loss on disposal of fixed assets - net	39	—%	159	0.2%
Operating income	5,642	5.0%	3,122	3.2%
Interest expense – net	—	—%	3	—%
Income before income taxes	5,642	5.0%	3,119	3.2%
Provision for income taxes	2,371	2.1%	1,326	1.3%
Net income	$3,271	2.9%	$1,793	1.8%

Sales

For fiscal 2010, sales increased $13.7 million, or 13.9%, to $112.1 million from $98.4 million for fiscal 2009. In fiscal 2010 we opened four branches, which is consistent with past performance. In addition, we experienced organic growth in our branches.

Operating expenses

Operating costs

For fiscal 2010, total operating costs increased $9.4 million, or 12.6%, to $83.8 million from $74.4 million for fiscal 2009. Although wages and benefit costs increased due to the opening of new branches and diesel fuel transportation surcharges increased with the steady increase in energy prices during fiscal 2010, we were able to effectively leverage our fixed costs and reduce operating costs as a percentage of sales to 74.7%, from 75.6%, in fiscal 2009. Due to the steady increase in energy prices during 2010, the cost of solvent increased compared to 2009 and was partially offset by the benefit of selling the reuse solvent at prices higher than their carrying value. Reuse solvent sales had a positive impact on our operating costs during 2010 and 2009 of $0.8 million and $0.4 million, respectively. Additionally, during 2010 we did not repeat the $0.9 million write down of inventory we incurred in the first quarter of 2009. Additionally, we incurred start-up and used oil collection costs associated with the new oil trucks added in fiscal 2010. The volume of used oil collected increased significantly as we added new used oil trucks to our branch network.

Selling, general, and administrative expenses

For fiscal 2010, selling, general and administrative expenses increased $1.6 million, or 9.7%, to $18.0 million from $16.4 million for fiscal 2009. The increase was due to increased sales salaries and benefits associated with higher sales. Non-cash compensation expense and the allocation of the Management Incentive Plan “MIP” bonus pool increased compared to fiscal 2009 because it is aligned with the profitability of operations. Overall, selling, general and administrative expenses as a percentage of sales declined to 16.1% in fiscal 2010 from 16.7% in fiscal 2009. Selling, general and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 13.9% in fiscal 2010.

Interest expense

For fiscal 2010, interest expense was zero since we had no outstanding debt during 2010.

Provision for income taxes

For fiscal 2010, provision for income taxes increased $1.1 million, or 84.6%, to $2.4 million from $1.3 million for fiscal 2009 as a result of increased income as compared to 2009. Our effective tax rate in fiscal 2010 was 42.0%, compared to 42.5% in fiscal 2009 due to a revised lower expected blended state income tax rate. The lower expected blended state income tax rate decreased as a percentage of income due to the reduced impact of states whose tax rates are based primarily on gross receipts.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Fiscal 2010 versus Fiscal 2009		Increase
	Fiscal Year ended	Fiscal Year ended
	January 1, 2011	January 2, 2010	$	%
Sales:
Environmental Services	$104,220	$93,039	$11,181	12.0%
Oil Business	7,898	5,359	2,539	47.4%
Total	$112,118	$98,398	$13,720	13.9%

For fiscal 2010, Environmental Services sales increased $11.2 million, or 12.0%, to $104.2 million from $93.0 million in fiscal 2009. Sales grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in fiscal 2010. We continued to add customers through the expansion of our branch network and through organic growth.

At the end of fiscal 2010, the Environmental Services segment was operating 62 branch locations compared with 58 at the end of fiscal 2009.  There were 58 branches that were in operation during both fiscal 2010 and fiscal 2009, which collectively experienced an increase of $10.4 million, or 11.0% in same-branch sales during fiscal 2010 compared to fiscal 2009.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 55 branches experienced a collective increase in sales of $10.2 million, or 11.6% during fiscal 2010 compared to fiscal 2009.

Oil Business sales increased $2.5 million, or 47.4%, from $5.4 million in fiscal 2009 to $7.9 million in fiscal 2010 due to the increased volume of used oil with expanded collection efforts to build up collection rates in anticipation of the start-up of the used oil re-refinery.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands):

	Fiscal 2010 versus Fiscal 2009		Increase (Decrease)
	Fiscal Year ended	Fiscal Year ended
	January 1, 2011	January 2, 2010	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$26,288	$21,208	$5,080	24.0%
Oil Business	(1,929)	(790)	(1,139)	(144.2)%
Total	$24,359	$20,418	$3,941	19.3%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 12 in our financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A increased 24.0% in fiscal 2010, as compared to fiscal 2009 due to increased sales. Reuse solvent sales had a positive impact on our operating costs during 2010 and 2009 of $0.8 million and $0.4 million, respectively. In addition, we did not experience the $0.9 million charge to inventory we incurred in fiscal 2009, which was related to the Environmental Services segment. Oil Business profit before SG&A for fiscal 2010 decreased $1.1 million compared to fiscal 2009. The decrease was the result of increased costs for rolling out new used oil collection trucks.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2011 and January 1, 2011, cash and cash equivalents were $2.2 million and $21.8 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and bank credit facility.

In June 2010, we amended the bank credit facility capital expenditure covenant to allow us to exclude up to $42 million in capital expenditures relating to the used oil re-refining project from the capital expenditure limit of $10 million in any fiscal year provided that we raised at least $18.5 million of net proceeds from the issuance of common stock. We met this condition by raising more than the required $18.5 million from the issuance of common stock in June 2010.

In March of 2011, we amended our secured bank credit facility to allow for up to $40 million in borrowings, of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining $20 million is available as a revolving loan which expires on December 14, 2012.  In order to fund our used oil re-refinery project, we borrowed $10 million under the term loan in June 2011 and an additional $10 million in August 2011, bringing the total borrowings under the term loan to $20 million. We did not have any amounts outstanding under the credit facility during fiscal year 2010. During fiscal 2011, we recorded interest of $0.2 million on the term loan, which was capitalized as part of the used oil re-refinery project.

In February 2012, we amended our secured bank credit facility, effective as of December 31, 2011, which allowed for the capital expenditure covenant for the term loan to exclude up to $48 million in capital expenditures relating to the used oil re-refinery as a result of the acceleration of the construction of the used oil re-refinery.

Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1, in which case the rate would be the prime rate plus 50 basis points.  We also have the option to lock in a portion of our borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on our leverage ratio. The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeds the formula rate set forth in the credit facility. In addition, the credit facility requires that we maintain a minimum tangible net worth of an amount equal to $42.0 million plus 75% of our aggregate net income after taxes earned each quarter, taking into account certain additional calculations. Amounts borrowed under the credit facility are secured by substantially all of our tangible and intangible assets.

As of December 31, 2011, and January 1, 2011, we were in compliance with all covenants under the credit facility. There is a maximum amount of $1 million of standby letters of credit that can be issued, which reduce the amount of total borrowings available once issued. As of December 31, 2011, and January 1, 2011, we had $0.3 million and $0.2 million of standby letters of credit issued, respectively, and $11.4 million and $29.8 million was available for borrowing under the bank credit facility, respectively.

    On February 23, 2011, we executed promissory notes with a combined face value of $2.6 million in conjunction with the purchase of the Warrior Group's assets. The promissory notes are non-interest bearing and are subordinated to our secured bank credit facility. The promissory notes were recorded at the net present value of the notes of approximately $1.9 million as of December 31, 2011 of which $1.1 million is recorded as current maturities of long-term debt. During fiscal 2011, we made $0.3 million in payments on these notes. In fiscal 2011, we accrued imputed interest expense on these notes of $37,314.

We believe that our existing cash, cash equivalents, available borrowings and other sources of financings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  We cannot assure you that this will be the case or that our assumptions regarding sales and expenses underlying this belief will be accurate.  If, in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current condition of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.  If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

During fiscal 2011, we were in the process of constructing a used oil re-refinery in Indianapolis, Indiana.  The re-refinery is expected to process up to 50 million gallons per year of used oil feedstock and produce up to 30 million gallons per year of lubricating base oil.  The estimated total capital cost of the project is expected to be approximately $54 million, and we expect that the operation of the used oil re-refinery will increase our working capital requirements by $5 to $10 million.  The used oil re-refinery began to produce intermediate products in the third quarter of fiscal 2011 and base oil in early 2012, although we expect it will take additional time before we regularly operate at full capacity.  As of December 31, 2011, $53 million has been spent and capitalized relating to the used oil re-refinery.  As of the end of fiscal 2011, approximately $1.3 million has been committed for ancillary costs necessary for production of base oil in early fiscal 2012.

Under the current Federal income tax laws, we will be able to deduct most of the cost of our used oil re-refinery placed into service in fiscal 2011, along with other assets placed into service in fiscal 2011, on our 2011 Federal income tax return. Therefore, we expect to have no Federal income tax liability for 2011 and have a tax loss carry forward to reduce or eliminate Federal income taxes payable in future years.

Summary of Cash Flow Activity

	For the Fiscal Years Ended, (Dollars in thousands)
	December 31, 2011	January 1, 2011	January 2, 2010
Net cash provided by (used in):
Operating activities	$4,903	$7,900	10,263
Investing activities	(45,615)	(12,968)	(9,683)
Financing activities	21,141	25,735	183
Net increase (decrease) in cash and cash equivalents	$(19,571)	$20,667	763

Net Cash Provided by (Used in) Operating Activities — The most significant items affecting the comparison of our operating activities for fiscal 2011 and fiscal 2010 are summarized below:

•
Inventory — The increase in inventory negatively affected cash flows from operations by $7.5 million in fiscal 2011 compared to fiscal 2010.  The change reflects an increase in inventory pricing, driven by an increase in crude oil prices. In addition, we increased the volume of our used oil inventory on hand at year end in order to have available feedstock for the used oil re-refinery to produce lube oil in early 2012.

•
Accounts Payable — The increase in accounts payable positively affected cash flows from operations by $4.0 million in fiscal 2011. The increase in fiscal 2011 was the result of capital expenditures for the used oil re-refinery, increased used oil collection efforts and the related payables to used oil providers, and increased payables related to operating expenses for the front portion of the used oil re-refinery. In addition, the Company's operational costs and related payables increased as a result of growth in the Environmental Services segment.

•	Earnings decline — Our net income for fiscal 2011 negatively impacted our net cash provided by operating activities by $1.8 million compared to fiscal 2010.

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $1.7 million in fiscal 2011 compared to fiscal 2010.  During fiscal 2011, we experienced an improvement in sales compared to fiscal 2010.  In the third and fourth quarters of 2011, we began selling intermediate products from the start-up of the used oil re-refinery. This acceleration of sales led to a higher accounts receivable balance at the end of 2011.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures and software and intangible assets— We used $45.6 million and $13.0 million for capital expenditures during fiscal 2011 and fiscal 2010, respectively.  During fiscal 2011, we spent $36.9 million dollars on the used oil re-refining project compared to $7.9 million in fiscal 2010.  Additionally, in fiscal 2011, approximately $4.6 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.9 million in fiscal 2010.  Also, in fiscal 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million and certain assets of Crystal Flash for $1.3 million. The remaining $1.9 million in fiscal 2011 was for other items including office equipment, leasehold improvements, software, and intangible assets compared to $1.2 million in fiscal 2010.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from the issuance of common stock, net of offering costs — During fiscal 2010, we received approximately $25.5 million in net proceeds in conjunction with a secondary public offering of common stock.

•	Proceeds from note payable - bank — During fiscal 2011, we borrowed $20 million on our term loan. We did not have any borrowings in fiscal 2010.

The most significant items affecting the comparison of our operating activities for fiscal 2010 and fiscal 2009 are summarized below:

•
Accounts Receivable - The significant increase in accounts receivable negatively affected cash flows from operations by $3.9 million in fiscal 2010 compared to fiscal 2009. During fiscal 2010 we saw an increase of our accounts receivable primarily due to stronger sales.

•
Inventory - The increase in inventory negatively affected cash flows from operations by $2.6 million in fiscal 2010 compared to fiscal 2009.  The change mostly reflects the increasing value of our inventories due to the increase of crude oil prices along with the increase of our used oil inventories associated with the ramp up of used oil collection efforts.

•
Accounts Payable - The increase in accounts payable positively affected the comparison of our cash flows from operations by approximately $3.0 million in fiscal 2010 compared to fiscal 2009. This was primarily due to the increase in used oil re-refinery construction costs in accounts payable.

•	Earnings improvements - Our net income in fiscal 2010 positively impacted our net cash provided by operating activities by $1.5 million compared to fiscal 2009.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•	We used $13.0 million in fiscal 2010 for capital expenditures, compared with $9.7 million in fiscal 2009. The majority of the $4.7 million increase in capital expenditures from 2009 is a result of approximately $7.9 million spent on the construction of the used oil re-refinery during 2010, offset by the $3.5 million spent in 2009 to acquire the industrial real estate where the used oil re-refinery is being constructed. Otherwise, capital expenditures in fiscal 2010 compared to fiscal 2009 were mostly flat in our core business. During fiscal 2010, approximately $3.9 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.7 million in fiscal 2009. The remaining $1.2 million in fiscal 2010 was for other items including office equipment, leasehold improvements, and software and intangible assets, compared to $1.5 million in fiscal 2009.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from issuance of common stock, net of offering costs - During 2010, we received approximately $25.5 million in net proceeds from a secondary public offering of common stock. We used these proceeds to fund a portion of the construction costs for the used oil re-refinery in Indianapolis, Indiana.

Contractual Obligations

Our contractual commitments consist of operating leases and short-term purchasing commitments. We anticipate that we will experience an increase in our debt obligations, capital expenditures and lease commitments consistent with our entry into the used oil re-refining industry and anticipated growth in operations, infrastructure, and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of December 31, 2011.

Payments Due by Fiscal Year
(Dollars in thousands)

Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations (1)	39,935	10,608	8,608	6,701	5,255	3,598	5,165
Purchase obligations (2)	12,174	12,174	—	—	—

(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire through 2018.

(2)
Our purchase obligations are open purchase orders as of December 31, 2011, and are primarily for used oil, solvent, and machine purchases. While our purchase obligations are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2011, we had no off-balance sheet arrangements, other than operating leases reported above under "Contractual obligations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.   Our weighted average borrowings under our bank credit facility during the fiscal 2011 was $9.6 million, and the annual effective interest rate for fiscal 2011 was 2.34%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.1 million change to our interest expense in fiscal 2011.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and its subsidiaries (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.

We have audited Heritage-Crystal Clean, Inc.'s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage-Crystal Clean, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Heritage-Crystal Clean, Inc.'s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Heritage-Crystal Clean, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heritage-Crystal Clean, Inc. as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 29, 2012

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,186	$21,757
Accounts receivable - net	17,047	13,478
Income tax receivables - current	1,040	27
Inventory - net	21,260	11,647
Deferred income taxes	986	731
Other current assets	1,955	2,154
Total Current Assets	44,474	49,794
Property, plant and equipment - net	66,690	22,049
Equipment at customers - net	16,408	15,002
Goodwill	1,761	—
Software and intangible assets - net	4,469	2,727
Deferred income taxes - noncurrent	18,360	—
Income tax receivables - noncurrent	254	—
Total Assets	$152,416	$89,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	21,266	10,058
Accrued salaries, wages, and benefits	2,930	2,242
Taxes payable	1,121	913
Current maturities of long-term debt	1,053	—
Other accrued expenses	2,562	1,139
Total Current Liabilities	28,932	14,352
Contingent Consideration, less current portion	1,027	—
Term Loan, less current maturities	19,500	—
Long-term debt, less current maturities	1,338	—
Deferred income taxes	23,066	1,676
Total Liabilities	73,863	16,028

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 14,448,331 and 14,220,321 shares issued and outstanding at December 31, 2011 and January 1, 2011, respectively	144	142
Additional paid-in capital	73,065	69,532
Retained earnings	5,344	3,870
Total Stockholders' Equity	78,553	73,544
Total Liabilities and Stockholders' Equity	$152,416	$89,572

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	December 31, 2011	January 1, 2011	January 2, 2010

Sales	$152,858	$112,118	$98,398
Operating expenses -
Operating costs	124,000	83,773	74,371
Selling, general, and administrative expenses	20,715	18,035	16,438
Depreciation and amortization	5,657	4,629	4,308
Loss (gain) on disposal of fixed assets – net	(10)	39	159
Operating income	2,496	5,642	3,122
Interest expense – net	37	—	3
Income before income taxes	2,459	5,642	3,119
Provision for income taxes	985	2,371	1,326
Net income	$1,474	$3,271	$1,793

Net income per share: basic	$0.10	$0.26	$0.17
Net income per share: diluted	$0.10	$0.26	$0.17

Number of weighted average shares outstanding: basic	14,313	12,645	10,700
Number of weighted average shares outstanding: diluted	14,710	12,704	10,772

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total

Balance, January 3, 2009	10,680,609	$107	$42,643	$(1,194)	$41,556
Net income	—	—	—	1,793	1,793
Issuance of common stock – ESPP	18,790	—	203	—	203
Share–based compensation	9,072	—	373	—	373
Balance, January 2, 2010	10,708,471	$107	$43,219	$599	$43,925
Net income	—	—	—	3,271	3,271
Proceeds from issuance of common stock - net	3,450,000	35	25,488	—	25,523
Issuance of common stock – ESPP	23,188	—	213	—	213
Share–based compensation	38,662	—	612	—	612
Balance, January 1, 2011	14,220,321	$142	$69,532	$3,870	$73,544
Net income	—	—	—	1,474	1,474
Issuance of common stock – Warrior acquisition	64,516	1	799	—	800
Issuance of common stock – ESPP	18,685	—	274	—	274
Exercise of stock options	118,317	1	1,400	—	1,401
Share–based compensation	26,492	—	1,060	—	1,060
Balance, December 31, 2011	14,448,331	$144	$73,065	$5,344	$78,553

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Fiscal Years Ended,
	December 31, 2011		January 1, 2011	January 2, 2010
Cash flows from Operating Activities:
Net income	$1,474		$3,271	1,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,657		4,629	4,308
Bad debt provision	493		767	1,030
Share-based compensation	1,060		612	373
Deferred rent	45		37	85
Non-cash interest expense	41		—	—
Deferred taxes	2,775		804	939
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,984)		(2,304)	1,645
Decrease (increase) in income tax receivables	(1,267)		353	100
Decrease (increase) in inventory	(9,327)		(1,802)	764
Decrease (increase) in prepaid and other current assets	199		(184)	317
Increase (decrease) in accounts payable	5,999		2,002	(1,015)
Increase (decrease) in accrued expenses	1,738		(285)	(76)
Cash provided by (used in) operating activities	4,903		7,900	10,263

Cash flows from Investing Activities:
Capital expenditures	(42,849)		(12,736)	(8,068)
Software and intangible asset expenditures	(514)		(232)	(1,615)
Business acquisitions, net of cash acquired	(2,252)		—	—
Cash used in investing activities	(45,615)		(12,968)	(9,683)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	274		25,735	203
Proceeds from the exercise of stock options	1,222		—	—
Tax benefit from the exercise of stock options	179		—	—
Proceeds from term loan	20,000		—	3,800
Repayments of note payable - affiliates	(534)		—	(3,820)
Cash provided by financing activities	21,141		25,735	183

Net (decrease) increase in cash and cash equivalents	(19,571)		20,667	763
Cash and cash equivalents, beginning of period	21,757		1,090	327
Cash and cash equivalents, end of period	$2,186		$21,757	1,090

Supplemental disclosure of cash flow information:
Income taxes paid	310		1,835	303
Cash paid for interest, net of capitalized interest of $223	—	—	—	3
Supplemental disclosure of non-cash information:
Payables for construction in progress	8,602		3,394	78
Business acquisitions, liabilities assumed	15		—	—
Business acquisitions, notes issued	2,384		—	—
Issuance of common stock – Warrior acquisition	800		—	—

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiary (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, re-refining, and vacuum truck services.  Currently, the Company's locations are in the United States, and no international business is conducted. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on December 31, 2011.  Each of our first three fiscal quarters consists of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks.

The Company, in the first quarter of fiscal 2011, began reporting its operations as two reportable segments: “Environmental Services” and “Oil Business”. The Company began segment reporting during the first fiscal quarter of 2011, as the projected results included in the fiscal 2011 budget presented to the board of directors and the chief operating decision maker were divided into these segments (see Note 14 on Segment Information for further details).

On October 19, 2011, at a special meeting of shareholders, the shareholders of the Company voted and approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 18,000,000 to 22,000,000. The Company filed an amended charter to reflect the increase authorized shares in October 2011.

Reclassifications

In the first quarter of 2011, the Company began reporting its consolidated statements of operations in a different format from prior years. The Company has combined cost of sales and operating costs into a single category named operating costs within the heading of operating expenses. Additionally, depreciation and amortization expenses are now removed from the previously presented operating costs and selling, general and administrative expenses categories and presented separately within the operating expenses group. The Company has decided to make these changes so that the Company's presentation is consistent with that of its peers and believes that the new presentation, along with segment reporting, will provide a better understanding of the Company's operating results.

In the third fiscal quarter of fiscal 2011, the Company began reporting Property, plant, and equipment in two classes on its balance sheet: Property, plant, and equipment - net and Equipment at customers - net. Equipment at customers represents parts washing machines owned by the Company but located at customer sites. The Company has decided to use this balance sheet presentation as it uses these categories internally to understand the make-up of its fixed assets.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable, valuation of inventory at lower of cost or market, valuation of goodwill and other intangible assets, and income taxes.  Actual results could differ from those estimates.

Revenue Recognition, Sales Tax, Operating Costs, and Selling, General, and Administrative Expenses

Parts cleaning and other service sales are recognized as the service is performed. Product sales are recognized at the time risk of loss passes to the customer. Sales are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Amounts billed for sales tax, value added tax, or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue. The Company derives its sales primarily from the services it performs and from the sale of processed oil from its used oil re-refinery.

Within operating costs are cost of sales. Cost of sales in our Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at its net realizable value. Cost of sales in our Oil Business include the costs paid to customers for used oil, transportation, and costs to operate the re-refinery, including personnel costs and utilities.

Operating costs also include the Company's costs of operating its branch system and hubs. These costs include personnel costs (including commissions), facility rent and utilities, and truck leases, fuel, and maintenance.

Selling, general, and administrative expenses include costs of performing centralized business functions, including sales management at or above the regional level, billing, receivables management, accounting and finance, information technology, environmental health and safety, and legal.

Cash and Cash Equivalents

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents.

Concentration Risk

When available, the Company maintains its cash in bank deposit accounts, which was fully insured by the FDIC as of December 31, 2011. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

In the Oil Business segment, revenues from one customer accounted for 15.4% of consolidated revenue in fiscal 2011, as this customer purchased our intermediate re-refined products. With the production of base lube oil, the Company expects to have a more diversified customer base in the Oil Business segment in future years.

Accounts Receivable

Trade accounts receivable represent amounts due from customers. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on analysis of customer credit worthiness, historical losses, and general economic trends and conditions. Accounts receivable are written off once the Company determines the account uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventory

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, accessories and absorbents, and repair parts. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

Prepaid and Other Current Assets

Prepaid and other current assets include insurance and vehicle license contract costs, which are expensed over the term of the underlying contract.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized, while expenditures for repair and maintenance charges are expensed as incurred.

Depreciation of property, plant, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of buildings and storage tanks range from 10 to 39 years. The estimated useful lives of machinery, vehicles, and equipment range from 3 to 25 years. Leasehold improvements are amortized over the shorter of the lease terms or estimated useful lives of the assets using the straight-line method.

Equipment at customers includes the costs of equipment at customer locations under annual service agreements. Depreciation of in-service equipment commences when equipment is placed in service at a customer location. The estimated useful life of in-service equipment is 10 years.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank note payable. In fiscal 2011, the Company capitalized interest of $0.2 million for the construction of the used oil re-refinery. For fiscal years 2010, and 2009, no interest costs were capitalized.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, and restructuring costs to be expensed in periods subsequent to the acquisition date. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

Intangible assets are recorded at cost, net of accumulated amortization. Intangible assets include internally developed software, non-compete agreements and patents. Amortization of intangible assets is provided using straight-line method over the estimated useful lives of the assets. The intangible assets of the Company are being amortized over 1 to 20 years.

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

Taxes

The Company accounts for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. The Company estimates and reserves for any material uncertain tax position that is unlikely to withstand an audit by the taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and make changes to recorded amounts of any uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 16.

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2010 were $0.1 million. For fiscal year 2011 and 2009 , research and development costs were de minimus.

Stock-Based Compensation

The Company recognizes stock based compensation expense based on estimated grant date fair value of the awards. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards. The following assumptions were used in the Black-Scholes-Merton option pricing model for the options issued in fiscal 2009 and 2008:

Expected Term -The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding;

Expected Volatility -Due to the Company's limited trading history; the average volatility estimate used was determined by using a composite group of peer companies;

Expected Dividend -The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future;

Risk-Free Interest Rate -The Company bases the risk-free interest rate on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent remaining term.

The Company values restricted stock as of the closing stock price on the measurement date and then amortizes the expense on a straight-line basis over the requisite service period.

When a future restricted grant is approved, the Company evaluates the probability that the awards will be granted, based on certain performance conditions. If the performance criteria are deemed probable, the Company accrues compensation expense related to these awards prior to the grant date. The Company accrues compensation expense based on the fair value of the performance awards at each reporting period when the performance criteria are deemed probable. Once the performance awards have been granted, the Company values the awards at the fair value on the date of grant and amortizes the expense through the end of the vesting period. See Note 18 “Stock-Based Compensation” for more details.

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

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of December 31, 2011 and January 1, 2011, the carrying values of cash, trade receivables, trade payables, notes payable, contingent consideration, term debt, and goodwill are considered to be representative of their respective fair values.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2011, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $75,000 per covered person, as well as an aggregate, cumulative claims cap, for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 31, 2011 and January 1, 2011, the Company's liability for its self-insured benefits was $0.6 million and $0.6 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, an additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2011, 2010 and 2009 were $4.0 million, $3.2 million, and $3.0 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In fiscal 2011, the Company tested goodwill for impairment. The Company's tests indicated that the fair values were substantially in excess of carrying values and thus did not fail step one of the goodwill impairment test. The Company did not have any goodwill in fiscal 2010. The Company's determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

The change in the carrying amount of goodwill by segment from January 1, 2011 to December 31, 2011 is as follows (in thousands):

	Oil Business	Environmental Services	Total

Balance at January 1, 2011	$—	$—	$—
Warrior Acquisition	1,137	—	1,137
Crystal Flash Acquisition	624	—	624
Balance at December 31, 2011	$1,761	$—	$1,761

New Accounting Pronouncements

Business Combinations: Disclosure of Supplementary Pro Forma Information

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force),” which amends authoritative guidance on business combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. The Company adopted the authoritative guidance on January 2, 2011. The Company has determined that the asset purchases as described in Note 3 Business Combination were immaterial from a financial statement perspective and therefore has not presented pro forma financial information.

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

Goodwill Impairment Testing

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If the entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt ASU 2011-08 in fiscal 2012 and does not expect it to have a material impact on the Company's financial statements.

(3)    BUSINESS COMBINATION

On February 23, 2011, the Company acquired certain assets and liabilities of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies (collectively, “Warrior Group”) in exchange for $0.9 million in cash, $0.8 million of the Company's common stock, and $2.6 million in subordinated notes.  As of December 31, 2011, the Company had recorded the preliminary purchase price allocation of $2.1 million to property, plant and equipment, $1.1 million to goodwill, $0.8 million to intangible assets, and $0.1 million to inventory for a total of $4.1 million. The difference between the consideration of $4.3 million and the allocation of $4.1 million is due to the non-interest bearing promissory notes being recorded at their net present value which is $0.2 million less than the face value of the notes. The Company has recorded expense of less than $0.1 million in transaction costs related to this acquisition.

On December 1, 2011, the Company acquired certain assets of Crystal Flash Limited Partnership of Michigan ("Crystal Flash") in exchange for $1.7 million in cash at the time of closing and $2.1 million in future payments which will be tied to the continued performance of the acquired business. The Company recorded the future payments at their net present value, which is $1.6 million. The preliminary purchase price allocation resulted in $1.1 million allocated to intangible assets, $0.9 million to property, plant and equipment, $0.6 million to goodwill, $0.4 million to accounts receivable, and $0.3 million to inventory.

The Company is continuing to evaluate the purchase price allocations for the acquisitions and will adjust the allocations if additional information, relative to the fair values of the assets and liabilities becomes known. The Company acquired the Warrior Group to add used oil collection volume primarily in the states of Indiana, Illinois, and Kentucky and Crystal Flash to add used oil collection volume in Michigan. The operating results of each acquisition are included in the Company's consolidated results of operations and also in the Oil Business segment from the date of acquisition. In addition, the Company has allocated the assets acquired, including goodwill, to the Oil Business segment.

In fiscal 2011, the Company also acquired smaller parts cleaning companies for approximately $0.1 million that the Company determined to be immaterial to the overall financial statements.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	December 31, 2011	January 1, 2011
Trade	$16,988	$13,914
Less allowance for doubtful accounts	(698)	(647)
Trade - net	16,290	13,267
Trade - affiliates	197	102
Other	560	109
Total accounts receivable - net	$17,047	$13,478

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended December 31, 2011 and the fiscal year ended January 1, 2011 (in thousands):

	December 31, 2011	January 1, 2011
Balance at beginning of period	$647	$601
Provision for bad debts	493	767
Accounts written off, net of recoveries	(442)	(721)
Balance at end of period	$698	$647

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	December 31, 2011	January 1, 2011
Oil	$8,009	$1,175
Solvents	7,906	5,622
Machines	2,658	2,502
Drums	1,440	1,350
Accessories	1,406	1,183
Total inventory	21,419	11,832
Less reserves	(159)	(185)
Total inventory - net	$21,260	$11,647

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

The following table provides the changes in the Company's reserves and allowances related to inventory for the fiscal years ended 2011 and 2010 (in thousands):

	Fiscal Year 2011	Fiscal Year 2010

Balance at beginning of period	$185	$220
Amounts written off	(26)	(35)
Balance at end of period	$159	$185

(6)    OTHER ASSETS

Other current assets consisted of the following (in thousands):

	December 31, 2011	January 1, 2011
Prepaid and other current assets	$1,955	$1,798
Prepaid income taxes	—	356
Total other current assets	$1,955	$2,154

(7)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31, 2011	January 1, 2011
Land (a)	$677	$183
Buildings and storage tanks (a) (b)	26,306	3,602
Leasehold improvements (a)	1,755	600
Machinery, vehicles and equipment (a)	21,293	12,553
Construction in progress (b)	25,309	12,010
Total property, plant and equipment	75,340	28,948
Less accumulated depreciation	(8,650)	(6,899)
Property, plant and equipment - net	$66,690	$22,049

	December 31, 2011	January 1, 2011
Equipment at customers	$36,803	$32,213
Less accumulated depreciation	(20,395)	(17,211)
Equipment at customers - net	$16,408	$15,002
________________
(a) Includes preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

(b) As of December 31, 2011, the front portion of the used oil re-refinery had been placed into service. The remaining re-refinery project was accounted for in Construction in progress.

(8)    SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	Fiscal Year 2011			Fiscal Year 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Software	$3,575	$2,369	$1,206	$3,345	$2,071	$1,274
Patents	1,048	194	854	1,007	109	898
Non-competes (a)	777	379	398	455	269	186
Other (a)	2,206	195	2,011	440	71	369
Total software and intangible assets	$7,606	$3,137	$4,469	$5,247	$2,520	$2,727
________________
(a) Includes preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.6 million, $0.5 million, and $0.5 million for fiscal years 2011, 2010, and 2009, respectively. The weighted average useful lives of software, patents, non-competes and other intangibles was 9 years, 15 years, 8 years and 8 years, respectively. The expected amortization expense for fiscal years 2012, 2013, 2014, 2015, and 2016 is $0.5 million, $0.4 million, $0.4 million, $0.3 million, and $0.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	December 31, 2011	January 1, 2011
Accounts payable	$20,678	$9,886
Accounts payable - affiliates	588	172
Total accounts payable	$21,266	$10,058

(10)    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following (in thousands):

	December 31, 2011	January 1, 2011
Contingent Consideration - current portion (a)	$548	$25
Workers compensation	576	381
Other	1,438	733
Total other accrued expenses	$2,562	$1,139

________________
(a) In fiscal 2011 the Company recorded contingent contractual consideration related to the Crystal Flash Acquisition at the net present value of $1.6 million, as described in Note 3, of which $0.5 million is recorded as a current liability.

(11)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

In June 2010, the Company amended the bank credit facility capital expenditure covenant to allow it to exclude up to $42 million in capital expenditures relating to the used oil re-refining project from the capital expenditure limit of $10 million in any fiscal year provided that the Company raised at least $18.5 million of net proceeds from the issuance of common stock. The Company met this condition by raising more than the required $18.5 million from the issuance of common stock in June of 2010.

In March of 2011, the Company amended its secured bank credit facility to allow for up to $40 million in borrowings, of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining $20 million is available as a revolving loan which expires on December 14, 2012.  In order to fund its used oil re-refinery project, the Company borrowed $10 million under the term loan in June 2011 and an additional $10 million in August 2011, bringing the total borrowings under the term loan to $20 million. The Company did not have any amounts outstanding under the credit facility during fiscal year 2010. During fiscal 2011, the Company recorded interest of $0.2 million on the term loan, which was capitalized as part of the used oil re-refinery project.

In February 2012, the Company amended its secured bank credit facility, effective as of December 31, 2011, which allowed for the capital expenditure covenant for the term loan to exclude up to $48 million in capital expenditures relating to the used oil re-refinery as a result of the acceleration of the construction of the used oil re-refinery, which began production of lubricating base oil in January 2012.

Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1, in which case the rate would be the prime rate plus 50 basis points.  The Company also has the option to lock in a portion of its borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on the Company's leverage ratio. The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeds the formula rate set forth in the credit facility. In addition, the credit facility requires that the Company maintain a minimum tangible net worth of an amount equal to $42 million plus 75% of its aggregate net income after taxes earned each quarter, taking into account certain additional calculations. Amounts borrowed under the credit facility are secured by substantially all of the Company’s tangible and intangible assets. The Company's weighted average interest rate as of December 31, 2011 was 2.49%. The Company did not have any debt as of January 1, 2011.

As of December 31, 2011, and January 1, 2011, the Company was in compliance with all covenants under the credit facility. There is a maximum amount of $1 million of standby letters of credit that can be issued, which reduce the amount of total borrowings available once issued. As of December 31, 2011, and January 1, 2011, the Company had $0.3 million and $0.2 million of standby letters of credit issued, respectively, and $11.4 million and $29.8 million was available for borrowing under the bank credit facility, respectively.

Notes Payable

On February 23, 2011, in conjunction with the acquisition of the Warrior Group, the Company executed promissory notes with each of the three entities of the Warrior Group with a combined face value of $2.6 million. The three principals of the Warrior Group are currently employees of the Company. Each of the promissory notes are non-interest bearing and are subordinated to the Company's secured bank credit facility. The promissory notes require quarterly principal payments and have maturity dates of February 1, 2014 and November 1, 2015. The promissory notes are recorded at their net present value of approximately $1.9 million as of December 31, 2011 of which $0.5 million is recorded as current maturities of long-term debt. In fiscal 2011, the Company made principal payments of $0.5 million on the notes. The Company accrued imputed interest expense of 3.5% on these notes of $37,314 in fiscal 2011.

Future Maturities

The aggregate contractual annual maturities for debt as of December 31, 2011, are as follows:

Fiscal Year:	Notes Payable	Term Loan	Total

2012	$553	$500	$1,053
2013	553	1,250	1,803
2014	483	1,875	2,358
2015	460	1,875	2,335
2016	—	14,500	14,500
Thereafter	—	—	—
Total debt	2,049	20,000	22,049
Less: Unamortized discount	(158)	—	(158)
Net debt	$1,891	$20,000	$21,891

(12)    EMPLOYEE BENEFIT PLAN

The Company offers a defined contribution benefit plan for its employees. All regular employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution was $0.8 million, $0.6 million and $0.6 million in fiscal 2011, 2010 and 2009, respectively. In fiscal 2011 the Company eliminated the profit-sharing component of the plan. No profit-sharing contributions pursuant to this plan were declared or paid in fiscal 2010 or 2009.

(13)    RELATED PARTY TRANSACTIONS

During fiscal 2011, 2010, and 2009, the Company had transactions with affiliates and other related parties. The following table sets forth related-party transactions (in thousands):

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Sales	Expenses Paid	Sales	Expenses Paid	Sales	Expenses Paid
Heritage Environmental Services	$338	$904	$293	$889	$326	$1,370
Other related parties	1,147	3,913	787	1,950	1,111	2,131
Total	$1,485	$4,817	$1,080	$2,839	$1,437	$3,501

Sales to related parties are for product sales and services performed by the Company. Payments to Heritage Environmental Services (HES) include waste transportation and disposal services. Payments to other related parties include solvent purchases, insurance premiums, and various administration services.

The Company participates in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments are made to the shareholder. Expenses paid in fiscal 2011, 2010, and 2009 were approximately $0.4 million, $0.4 million, and $0.5 million, respectively.

On December 1, 2011, the Company acquired certain assets of Crystal Flash in exchange for $1.7 million in cash at the time of closing and $2.1 million in future payments which will be tied to the continued performance of the acquired business and were recorded at their net present value, which is $1.6 million. Crystal Flash was considered a related party. See Note 3, "Business Combinations."

(14)    SEGMENT INFORMATION

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

The Environmental Services segment consists of the Company's parts cleaning, containerized waste management and vacuum truck service activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. All of the Company's operations are derived domestically in the United States. Revenues from one customer in the Oil Business segment represented approximately 15.4% of the Company's consolidated revenues for fiscal 2011. No customer in the Environmental Services segment represented more than 10% of consolidated revenues in fiscal 2011. No customer represented greater than 10% of consolidated revenues for fiscal 2010 and 2009. There were no intersegment revenues during the fiscal 2011, 2010, and 2009.

Operating segment results for fiscal 2011, 2010, and 2009 were as follows (in thousands):

For the Fiscal Year Ended,
December 31, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$119,512	$33,346	$—	$152,858
Operating expenses
Operating costs	90,751	33,249	—	124,000
Operating depreciation and amortization	4,218	805	—	5,023
Profit (loss) before corporate selling, general, and administrative expenses	24,543	(708)		23,835
Selling, general, and administrative expenses	—	—	20,715	20,715
Depreciation and amortization from SG&A	—	—	634	634
Total selling, general, and administrative expenses			21,350	21,350
Loss (gain) from disposal of fixed assets	—	—	(10)	(10)
Operating income				2,496
Interest expense - net	—	—	37	37
Income before income taxes				2,459
Provision for income taxes	—	—	985	985
Net income				$1,474

For the Fiscal Year Ended,
January 1, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$104,220	$7,898	$—	$112,118
Operating expenses
Operating costs	73,987	9,786	—	83,773
Operating depreciation and amortization	3,945	41	—	3,986
Profit (loss) before corporate selling, general, and administrative expenses	26,288	(1,929)		24,359
Selling, general, and administrative expenses	—	—	18,035	18,035
Depreciation and amortization from SG&A	—	—	643	643
Total selling, general, and administrative expenses			18,678	18,678
Loss from disposal of fixed assets	—	—	39	39
Operating income				5,642
Interest expense - net	—	—		—
Income before income taxes				5,642
Provision for income taxes	—	—	2,371	2,371
Net income				$3,271

For the Fiscal Year Ended,
January 2, 2010
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$93,039	$5,359	$—	$98,398
Operating expenses
Operating costs	68,252	6,119	—	74,371
Operating depreciation and amortization	3,579	30	—	3,609
Profit (loss) before corporate selling, general, and administrative expenses	21,208	(790)		20,418
Selling, general, and administrative expenses	—	—	16,438	16,438
Depreciation and amortization from SG&A	—	—	699	699
Total selling, general, and administrative expenses			17,137	17,137
Loss from disposal of fixed assets	—	—	159	159
Operating income				3,122
Interest expense - net	—	—	3	3
Income before income taxes				3,119
Provision for income taxes	—	—	1,326	1,326
Net income				$1,793

Total assets by segment as of December 31, 2011 and January 1, 2011 were as follows (in thousands):

	December 31, 2011	January 1, 2011
Total Assets:
Environmental Services	$32,208	$26,498
Oil Business	67,008	13,261
Unallocated Corporate Assets	53,200	49,813
Total	$152,416	$89,572

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, and inventories allocated to each segment. Oil Business assets include the preliminary fair values of assets acquired from the Warrior Group and Crystal Flash, including goodwill. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, as well as cash, accounts receivable, and net deferred tax assets.

(15)    COMMITMENTS AND CONTINGENCIES

The Company may enter into purchase obligations with certain vendors. These purchase obligations are generally cancelable without notice, without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company has purchase obligations in the form of open purchase orders of $12.2 million as of December 31, 2011, of which $1.3 million is related to the construction of the Company’s used oil re-refinery.  The remaining $10.9 million is primarily for used oil, solvent, and machine purchases, disposal and transportation expenses, and other capital projects that are not part of the re-refinery.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of December 31, 2011 and January 1, 2011, the Company had accrued $0.2 million and $0.2 million related to loss contingencies, respectively.

On October 1, 2010, Ecological Services, Inc. (“ESI”), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency (“EPA”) has determined that the Company was the third largest Potential Responsible Party ("PRP") of waste to the site over the last six years of ESI's operation and assigned the Company the proportional share of the costs related to the cleanup of the ESI site. On March 30, 2011, the Company signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the “Consent Agreement”). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site. The current estimate for waste removal, stormwater treatment, and other remediation at the site is $7.6 million. The Company incurred expenses of $0.6 million for the clean-up in fiscal 2011. The Company filed a claim with its insurance carrier for coverage under an existing policy. The Company has also filed a claim under ESI's environmental insurance policy under which it is listed as an additional insured. The Company received $5,000 from its insurance carrier in the second quarter for its obligation, but the Company's insurance provider has declined to make subsequent payments. The Company intends to challenge its insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy.

The Company leases office space, equipment and vehicles under noncancelable operating leases that expire at various dates through 2020. Many of the building leases obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $12.2 million, $9.7 million, and $9.3 million for fiscal years 2011, 2010, and 2009, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2011 are as follows (in thousands):

Fiscal year:
2012	$10,608
2013	8,608
2014	6,701
2015	5,255
2016	3,598
Thereafter	5,165
Total	$39,935

(16)    INCOME TAXES

In fiscal 2011, the Company was able to take advantage of bonus depreciation on the majority of its capital expenditures. The Company recorded a significant noncurrent deferred tax liability to record the inability to deduct the depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the depreciation, the Company recorded a significant gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 20 years. The Company recorded a deferred tax asset related to its net NOL of $15.2 million.

The Company's effective tax rate for fiscal 2011 was 40% compared to 42% in fiscal 2010. The reduction in the effective tax rate is the result of tax refunds from fiscal 2010 and fiscal 2009 that were carried forward to fiscal 2011 due to the Company's large tax NOL in fiscal 2011. The reduction in these rates was partially offset by permanent differences that would have increased the Company's effective tax rate in fiscal 2011 if not for the NOL. In addition, the Company booked deferred tax expenses at the enacted rates in fiscal 2011, which were partially offset by refunds.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2011, 2010, and

2009 (in thousands):

	For the Fiscal Years Ended,
	December 31, 2011	January 1, 2011	January 2, 2010
Current:
Federal	$(1,643)	$1,140	$190
State	(147)	427	197
Total current	$(1,790)	$1,567	$387

Deferred:
Federal	$2,604	$766	$814
State	171	38	125
Total deferred	$2,775	$804	$939

Income tax provision	$985	$2,371	$1,326

A reconciliation of the expected income taxes at the statutory federal rate to the Company's actual income taxes is as follows (in thousands):

	For the Fiscal Years Ended,
	December 31, 2011	January 1, 2011
Tax at statutory federal rate	$836	$1,918
State and local tax, net of federal benefit	186	320
Other	(37)	133
Total income tax provision	$985	$2,371

Components of deferred tax assets (liabilities) are as follows (in thousands):

	As of,
	December 31, 2011	January 1, 2011
Deferred tax assets:
Net Operating Loss Carryforward	$15,196	$—
Tax intangible assets	1,673	1,794
Allowances	576	423
Accrued other	481	381
Income tax credits	275	159
Stock compensation	1,461	1,287
Total deferred tax asset	$19,662	$4,044

Deferred tax liabilities:
Prepaids	$(316)	$(245)
Depreciation and amortization	(23,066)	(4,744)
Total deferred tax liability	(23,382)	(4,989)

Net deferred tax liability	(3,720)	(945)

Current deferred tax asset	986	731
Noncurrent deferred tax asset	18,360	—
Noncurrent deferred tax liability	(23,066)	(1,676)

Net deferred tax liability	$(3,720)	$(945)

As of December 31, 2011, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2009. Federal income tax returns for fiscal years 2009, 2010, and 2011 are still open for examination, as are state income tax returns for years prior to 2011.

The Company had no reserve for uncertain tax positions as of December 31, 2011. The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company has not provided for any valuation allowance as it believes the realization of its deferred tax assets is more likely than not based on the expectation of future taxable income.

(17)    STOCKHOLDERS' EQUITY

On June 8, 2010 and June 22, 2010, the Company completed a secondary public offering.  In connection with the secondary offering, the Company sold 3,450,000 additional shares of common stock at $8.00 per share, raising net proceeds of approximately $25.5 million after underwriting discounts and transaction costs.  The Company used the net proceeds from the offering to fund a portion of the construction costs for the used oil re-refining project in Indianapolis, Indiana.

Heritage Participation Rights

The Company has a Participation Rights Agreement with The Heritage Group (“Heritage”), an affiliate of Heritage-Crystal Clean, Inc. pursuant to which Heritage has the option to participate, pro rata based on its percentage ownership interest in the Company's common stock in any equity offerings for cash consideration, including (i) contracts with parties for equity financing (including any debt financing with an equity component) and (ii) issuances of equity securities or securities convertible, exchangeable or exercisable into or for equity securities (including debt securities with an equity component). If Heritage exercises its rights with respect to all offerings, it will be able to maintain its percentage ownership interest in the Company's common stock. The Participation Rights Agreement does not have an expiration date. Heritage is not required to participate or exercise its right of participation with respect to any offerings. Heritage's right to participate does not apply to certain offerings of securities that are not conducted to raise or obtain equity capital or cash such as stock issued as consideration in a merger or consolidation, in connection with strategic partnerships or joint ventures, or for the acquisition of a business, product, license, or other assets by the Company.

Heritage exercised its participation rights agreement with respect to the Company's June 2010 secondary public offering and acquired 1,082,259 additional shares to retain its 31.5% ownership interest in the Company's common stock as of the offering's completion.

(18)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan (“Plan”) is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of December 31, 2011, the number of shares available for issuance under the Plan was 857,159 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Outstanding at January 1, 2011	889,654	10.76	7.39	430
Granted	—
Exercised	(118,317)	10.33
Options outstanding at December 31, 2011	771,337	10.83	6.38	4,421

Nonvested stock options at December 31, 2011	78,805	7.33	7.23	727
Options vested and exercisable at December 31, 2011	692,532	11.23	6.28	3,694

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options outstanding at January 1, 2011	118,219	3.24
Granted	—	—
Vested	39,414	3.24
Expired	—	—
Forfeited	—	—
Nonvested stock options outstanding at December 31, 2011	78,805	3.24

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

At December 31, 2011, there was approximately $0.2 million of unrecognized compensation expense for stock options which will be recorded through 2013. In each of fiscal years 2011, 2010, and 2009, $0.1 million was recorded as expense related to these stock options.

On January 31, 2012, the Compensation Committee of the Board of Directors approved an amendment to certain fully vested stock options for a member of management.  The amendment extended the period of time the option holder has to exercise the options upon termination from the Company due to death or disability.  As a result of the modification, the Company re-valued the modified awards as a new grant, which resulted in total incremental non-cash stock-based compensation expense of $0.1 million which will be recorded in the first quarter of fiscal 2012.

Restricted Stock Compensation/Awards

The Company grants restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period. In May 2011 and May 2010, the Company granted 8,346 and 15,492 restricted shares to its Board of Directors, respectively, which vest fully after one year of service from their grant date.  At December 31, 2011, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through the second quarter of fiscal 2012. Expense related to this restricted stock for fiscal years 2011, 2010, and 2009 was $0.2 million each year.

In March 2011, the Company granted 92,909 restricted shares to certain officers as a result of the Company's fiscal 2010 financial performance exceeding the 2010 Long Term Incentive Plan (LTIP) net income and revenue targets.  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March, and as part of the 2010 LTIP, 14,091 shares were reserved to be awarded to officers and other employees significantly involved in the construction of the used oil re-refinery project. On October 20, 2011, the Company granted 12,783 of these shares based on the completion of the front part of the used oil re-refinery. The Company did not grant the remaining 1,308 shares. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore the Company began accruing compensation expense in fiscal 2010. As of December 31, 2011, there was approximately $0.7 million of unrecognized compensation expense related to the March 2011 awards. Compensation expense will continue to be recorded through the vesting period of these awards, with the exception of the awards not granted. In fiscal 2011 and fiscal 2010, approximately $0.4 million and $0.2 million were recorded as expense related to these awards, respectively.

In the second quarter of fiscal 2011, the Company approved future restricted stock grants as part of management’s annual compensation for fiscal 2011. These awards will be based on the Company’s financial results for fiscal 2011. These restricted shares are expected to be granted in the first fiscal quarter of 2012. Once granted, the restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company has determined that the service inception date is prior to the grant date and therefore the Company has accrued compensation expense related to these awards. If the service inception date precedes the grant date, accrual for the compensation expense for periods prior to the grant date is based on the fair value of the award at each reporting date if the performance criteria are deemed probable. As of December 31, 2011, the Company has evaluated and believes that the performance criteria are probable. There was approximately $1.0 million of unrecognized compensation expense related to these awards as of December 31, 2011 which will be recorded so long as the performance criteria are probable. The final determination will take place in the first fiscal quarter of 2012 once the performance criteria are known and finalized. Once the restricted shares have been granted, compensation expense will continue to be recorded through the vesting period. In fiscal 2011, $0.3 million compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the year ended December 31, 2011:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 1, 2011	15,492	9.68
Granted – March 2011	92,909	11.85
Granted – May 2011	8,346	17.96
Granted – October 2011	12,783	16.53
Vested	(15,492)	9.68
Expired	—	—
Forfeited	—	—
Nonvested shares outstanding at December 31, 2011	114,038	12.82

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

On May 17, 2011, 11,000 shares vested, leaving 22,000 unvested shares. As of December 31, 2011, there was approximately $0.1 million of unrecognized compensation expense related to these awards which will be recorded through May 2013. In fiscal 2011, 2010, and 2009, less than $0.1 million was recorded as expense related to these awards, respectively.

Employee Stock Purchase Plan

As of December 31, 2011, the Company had reserved 34,118 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In fiscal 2011, employees purchased 18,685 shares of the Company’s common stock with a weighted average fair market value of $14.65 per share.

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

(19)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2011, 2010, and 2009, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share.  The table also provides the number of shares of common stock potentially issuable at the end of fiscal 2011, 2010, and 2009, and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	For the Fiscal Years Ended,
	December 31, 2011	January 1, 2011	January 2, 2010
Net income	$1,474	$3,271	$1,793

Number of shares outstanding at year end	14,448	14,220	10,708
Effect of using weighted average shares outstanding	(135)	(1,575)	(8)
Weighted average basic shares outstanding	14,313	12,645	10,700
Dilutive shares for share–based compensation plans	397	59	72
Weighted average diluted shares outstanding	14,710	12,704	10,772

Potentially issuable shares	903	939	962
Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	—	732	732

Net income per share: basic	$0.10	$0.26	$0.17
Net income per share: diluted	$0.10	$0.26	$0.17

(20)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2011				Fiscal 2010
	First Quarter	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(Dollars in thousands, except per share and branch data)

STATEMENT OF OPERATIONS DATA:
Sales	28,739	31,968	37,244	54,907	24,005	25,338	26,736	36,039
Operating expenses -
Operating Costs	22,512	24,545	30,381	46,562	17,618	18,323	20,397	27,435
Selling, general, and administrative expenses	4,541	4,815	4,886	6,473	4,218	4,285	4,000	5,532
Depreciation and amortization	1,110	1,215	1,208	2,124	1,029	1,055	1,076	1,469
Loss (gain) on disposal of fixed assets – net	—	(12)	1	1	—	39	—	—
Operating income (loss)	576	1,405	768	(253)	1,140	1,636	1,263	1,603
Interest expense – net	4	10	9	14	—	—	—	—
Income (loss) before income taxes	572	1,395	759	(267)	1,140	1,636	1,263	1,603
Provision for income taxes	234	567	260	(76)	478	705	536	652
Net income (loss)	338	828	499	(191)	662	931	727	951

Number of weighted average common shares outstanding:
Basic	14,249	14,306	14,325	14,357	10,713	10,909	14,197	14,219
Diluted	14,369	14,750	14,822	14,790	10,793	10,973	14,245	14,295

OTHER OPERATING DATA:
Average sales per working day - Environmental Services	435	470	475	495	380	410	410	440
Number of branches at end of fiscal quarter	67	67	67	67	62	62	62	62
____________

(1)	Reflects a sixteen week quarter.

(2)
During the third quarter of fiscal 2011, the Company identified an error in the ending inventory balance in the Company's Environmental Services segment for the second quarter of fiscal 2011 in which inventory was understated by $0.2 million. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to the inventory balance in the second quarter. Further, the Company evaluated the materiality of the error on the results of operations for the second and third quarters of fiscal 2011, as well as the expected results of operations for the full year and concluded that the error was not material to either quarter and was not anticipated to be material to the full year or the trend of financial results. The Company corrected the quarterly financial data from what was previously reported in the second and third quarter to reflect the correction of the error. As such, operating expenses from the second quarter decreased $0.2 million and after tax net income increased by $0.1 million from what was previously reported. Operating expenses from the third quarter increased $0.2 million, and net income decreased by $0.1 million from what was previously reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) were effective such that (i) the information relating to Heritage-Crystal Clean, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company's management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2011 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2012 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

We have adopted a Code of Conduct that applies to our key officers. This code of conduct is available on our website at www.crystal-clean.com. Amendments to, or waivers from, the Code of Conduct applicable to these senior executives will be posted on our website and provided to you without charge upon written request to Heritage-Crystal Clean, Inc., Attention: Corporate Secretary, 2175 Point Boulevard, Suite 375, Elgin, Illinois, 60123.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	692,532	$11.23	857,159

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	692,532	$11.23	857,159

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011
Consolidated Statements of Income for the years ended December 31, 2011, January 1, 2011, and January 2, 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011, and January 2, 2010
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, January 1, 2011, and January 2, 2010
Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto or is not applicable.

(a)(3)  Exhibits:

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	February 29, 2012	By:	/s/ Joseph Chalhoub

Joseph Chalhoub
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2012.

Signature	Title

/s/ Joseph Chalhoub	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Joseph Chalhoub
/s/ Gregory Ray	Chief Operating Officer
Gregory Ray
/s/ Mark DeVita	Chief Financial Officer, (Principal Financial Officer of the Registrant)
Mark DeVita
/s/ Ellie Chaves	Chief Accounting Officer of the Registrant
Ellie Chaves
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Donald Brinckman	Director
Donald Brinckman
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.

EXHIBIT INDEX

Exhibit
Number		Exhibit

	3.1	Certificate of Incorporation of Heritage-Crystal Clean, Inc., amended***
	3.2
By-Laws of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 3.2 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

	4.1
Form of Specimen Common Stock Certificate of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 4.1 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

	10.1
Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 4, 2011.)

	10.2
First Amendment dated as of May 14, 2011 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 18, 2010.)

	10.3
Second Amendment dated as of June 1, 2011 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2010)

	10.4
Third Amendment dated as of March 5, 2011 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on March 21, 2011).

	10.5
Promissory Note dated February 23, 2011 made by Heritage-Crystal Clean, LLC and payable to C&J Recovery, LLC (Incorporated herein by reference to Exhibit 10-.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2011)

	10.6
Promissory Note dated February 23, 2011 made by Heritage-Crystal Clean, LLC and payable to JBS Oil, Inc. (Incorporated herein by reference to Exhibit 10-.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2011)

	10.7
Promissory Note dated February 23, 2011 made by Heritage-Crystal Clean, LLC and payable to Warrior Oil Service, Inc. (Incorporated herein by reference to Exhibit 10-.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2011)

*	10.8
Employment Agreement, dated as of August 24, 1999 by and between Heritage-Crystal Clean, LLC and Joseph Chalhoub, as amended March 1, 2000 (Incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.9
Form of Participation Rights Agreement between Heritage-Crystal Clean, Inc. and The Heritage Group (Incorporated herein by reference to Exhibit 10.9 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.10
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

*	10.12
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

*	10.15
Heritage-Crystal Clean, LLC Key Employee Membership Interest Trust Agreement dated February 1, 2002, as amended (Incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

	10.16
Heritage-Crystal Clean, Inc. Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.25 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

*	10.17
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

*	10.20
Heritage-Crystal Clean, Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.21
Form of Indemnity Agreement with Directors of the Company (Incorporated herein by reference to Exhibit 10.30 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.22
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

*	10.24
Non-Competition and Non-Disclosure Agreement between John Lucks and Heritage-Crystal Clean, LLC dated March 1, 2000 (Incorporated herein by reference to Exhibit 10.34 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.25
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

*	10.26	Amended and Restated Option Grant Agreement dated January 31, 2012 by and between the Company and John Lucks***
*	10.27	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)
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