Form 10-Q
period 2012-03-24
Heritage-Crystal Clean, Inc.
filed 2012-05-03
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 24, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On April 27, 2012, there were outstanding 17,750,200 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I
ITEM 1. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 24, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$732	$2,186
Accounts receivable - net	24,703	17,047
Income tax receivables - current	636	1,040
Inventory - net	28,650	21,260
Deferred income taxes	986	986
Other current assets	2,601	1,955
Total Current Assets	58,308	44,474
Property, plant and equipment - net	68,893	66,653
Equipment at customers - net	16,857	16,408
Goodwill	1,798	1,798
Software and intangible assets - net	4,542	4,469
Income tax receivables - noncurrent	—	254
Total Assets	$150,398	$134,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,375	$21,266
Short-term revolving debt	12,000	—
Accrued salaries, wages, and benefits	2,755	2,930
Taxes payable	1,489	1,121
Current maturities of long-term debt	1,303	1,053
Other accrued expenses	2,566	2,562
Total Current Liabilities	45,488	28,932
Term Loan, less current maturities	19,250	19,500
Long-term debt, less current maturities	1,209	1,338
Contingent Consideration, less current portion	785	1,027
Deferred income taxes	4,526	4,706
Total Liabilities	71,258	55,503

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 14,496,574 and 14,448,331 shares issued and outstanding at March 24, 2012 and December 31, 2011, respectively	$145	$144
Additional paid-in capital	73,381	73,065
Retained earnings	5,614	5,344
Total Stockholders' Equity	79,140	78,553
Total Liabilities and Stockholders' Equity	$150,398	$134,056

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 24, 2012	March 26, 2011

Sales	$50,509	$28,739
Operating expenses -
Operating costs	42,337	22,512
Selling, general, and administrative expenses	5,757	4,541
Depreciation and amortization	1,772	1,110
Operating income	643	576
Interest expense – net	187	4
Income before income taxes	456	572
Provision for income taxes	186	234
Net income	$270	$338

Net income per share: basic	$0.02	$0.02
Net income per share: diluted	$0.02	$0.02

Number of weighted average shares outstanding: basic	14,486	14,249
Number of weighted average shares outstanding: diluted	14,962	14,369

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total

Balance, December 31, 2011	14,448,331	$144	$73,065	$5,344	$78,553
Net Income	—	—	—	270	270
Issuance of common stock – ESPP	6,289	—	98	—	98
Exercise of stock options	10,666	—	123	—	123
Share–based compensation	31,288	1	95	—	96
Balance, March 24, 2012	14,496,574	$145	$73,381	$5,614	$79,140

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Quarter Ended,
	March 24, 2012	March 26, 2011
Cash flows from Operating Activities:
Net income	$270	$338
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,772	1,110
Bad debt provision	204	119
Share-based compensation	96	261
Deferred rent	33	18
Non-cash interest expense	10	—
Deferred taxes	(180)	(141)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(7,860)	(1,450)
Decrease (increase) in income tax receivables	658	(423)
Decrease (increase) in inventory	(7,390)	(1,905)
Decrease (increase) in prepaid and other current assets	(646)	49
Increase (decrease) in accounts payable	8,791	355
Increase (decrease) in accrued expenses	(80)	212
Cash used in operating activities	(4,322)	(1,457)

Cash flows from Investing Activities:
Capital expenditures	(8,936)	(8,477)
Software and intangible asset expenditures	(279)	(163)
Business acquisitions, net of cash acquired	—	(921)
Cash used in investing activities	(9,215)	(9,561)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	98	51
Proceeds from the exercise of stock options	123	—
Borrowings under revolving credit facility	20,780	—
Repayments under revolving credit facility	(8,780)	—
Repayments of note payable - affiliates	(138)	—
Cash provided by financing activities	12,083	51

Net decrease in cash and cash equivalents	(1,454)	(10,967)
Cash and cash equivalents, beginning of period	2,186	21,757
Cash and cash equivalents, end of period	$732	$10,790

Supplemental disclosure of cash flow information:
Income taxes paid	4	86
Cash paid for interest, net of capitalized interest of $18 and $0, respectively	164	—
Supplemental disclosure of non-cash information:
Payables for construction in progress	3,920	5,354
Business acquisitions, liabilities assumed	—	15
Business acquisitions, notes issued	—	2,384
Business acquisitions, common stock issued	—	800
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 24, 2012

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiary (collectively the "Company"), provides parts cleaning, containerized waste management, used oil collection and vacuum truck services, and owns and operates a used oil re-refinery. The Company operates in two reportable segments: "Environmental Services" and "Oil Business." The Company's Environmental Services programs include parts cleaning, containerized waste management, and vacuum truck services.  The Company's Oil Business includes used oil collection and re-refining. Currently, the Company's locations are in the United States, and no international business is conducted. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on December 31, 2011.  Each of our first three fiscal quarters consists of twelve weeks while our last fiscal quarter consists of sixteen or seventeen weeks.

The Company has adjusted the presentation of the Balance Sheet as of December 31, 2011 to present Total Assets and Total Liabilities to reflect noncurrent deferred income tax items on a net basis, rather than presenting them separately as a noncurrent deferred tax asset and a noncurrent deferred tax liability, which were previously reported as $18.4 million and $23.1 million, respectively, at December 31, 2011. The Balance Sheet has been adjusted to include a net noncurrent deferred tax liability of $4.7 million for December 31, 2011. This new presentation does not affect the reported December 31, 2011 net income, cash flow from operations, and stockholders' equity. The Company has concluded that the previous presentation did not materially misstate the Company's December 31, 2011 Consolidated Financial Statements.

On April 24, 2012, the Company raised net proceeds of approximately $56.8 million in a follow-on public offering. Further details regarding this transaction can be found below under the heading "Stockholders’ Equity."

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

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and restructuring costs to be expensed in periods subsequent to the acquisition date. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company may engage third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.

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

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, contingent consideration, and short term debt.  As of March 24, 2012 and December 31, 2011, the carrying values of cash, trade receivables, trade payables, contingent consideration, and short term debt are considered to be representative of their respective fair values due to the short maturity of these instruments.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In fiscal 2011, the Company tested goodwill for impairment. In the first quarter of fiscal 2012 there were no triggering events that would require the Company to test for impairment. The Company's determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

New Accounting Pronouncements

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

Goodwill Impairment Testing

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If the entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The update is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 in fiscal 2012 and does not expect it to have a material impact on the Company's financial statements.

(3)    BUSINESS COMBINATIONS

On February 23, 2011, the Company acquired certain assets and liabilities of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies (collectively, "Warrior Group") in exchange for $0.9 million in cash, $0.8 million of the Company's common stock, and $2.6 million in subordinated notes with maturity dates of February 1, 2014 and November 1, 2015. The Company recorded the preliminary purchase price allocation of $2.0 million to property, plant and equipment, $1.2 million to goodwill, $0.8 million to intangible assets, and $0.1 million to inventory for a total of $4.1 million. The difference between the consideration of $4.3 million and the allocation of $4.1 million is due to the non-interest bearing promissory notes being recorded at their net present value which is $0.2 million less than the face value of the notes. The Company recorded expense of less than $0.1 million in transaction costs in fiscal 2011 related to this acquisition. The Company acquired the Warrior Group to add used oil collection volume primarily in the states of Indiana, Illinois, and Kentucky. The Company has retrospectively adjusted amounts with respect to the Warrior acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments are related to the Company's valuation of property and equipment and goodwill acquired. Such adjustments resulted in a net decrease of less than $0.1 million in property and equipment and an increase of less than $0.1 million to goodwill. The Company's balance sheet as of December 31, 2011 has been retrospectively adjusted to reflect the final valuation of the Warrior Group.

On December 1, 2011, the Company acquired certain assets of Crystal Flash Limited Partnership of Michigan ("Crystal Flash") in exchange for $1.7 million in cash at the time of closing and $2.1 million in future payments which will be tied to the continued performance of the acquired assets. The Company recorded the future payments at their net present value of $1.6 million. The preliminary purchase price allocation resulted in $1.1 million allocated to intangible assets, $0.9 million to property, plant, and equipment, $0.6 million to goodwill, $0.4 million to accounts receivable, and $0.3 million to inventory. The Company acquired Crystal Flash to add used oil collection volume in Michigan.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities.  In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment.  The Company is continuing to evaluate the purchase price allocations for the Crystal Flash acquisition and will adjust the allocations if additional information relative to the fair values of the assets and liabilities becomes known.

The operating results of the acquisitions are included in the Company's consolidated results of operations and also in the Oil Business segment from the date of acquisition.  In addition, the Company has allocated the assets acquired, including goodwill, to the Oil Business segment for both the Warrior and Crystal Flash acquisition.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands)

	March 24, 2012	December 31, 2011
Trade	$23,692	$16,988
Less allowance for doubtful accounts	(757)	(698)
Trade - net	22,935	16,290
Trade - affiliates	1,261	197
Other	507	560
Total accounts receivable - net	$24,703	$17,047

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 24, 2012 and the fiscal year ended December 31, 2011 (in thousands):

	March 24, 2012	December 31, 2011
Balance at beginning of period	$698	$647
Provision for bad debts	204	493
Accounts written off, net of recoveries	(145)	(442)
Balance at end of period	$757	$698

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	March 24, 2012	December 31, 2011
Oil	$15,205	$8,009
Solvents	8,378	7,906
Machines	2,447	2,658
Drums	1,391	1,440
Accessories	1,360	1,406
Total inventory	28,781	21,419
Less reserves	(131)	(159)
Total inventory - net	$28,650	$21,260

Inventory consists of new and used solvents, used oil and re-refined oil products, new and refurbished parts cleaning machines, drums, accessories and absorbents, and repair parts. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 24, 2012	December 31, 2011
Buildings and storage tanks	$44,941	$26,306
Machinery, vehicles and equipment (a)	28,053	21,256
Leasehold improvements	1,934	1,755
Land	712	677
Construction in progress	2,695	25,309
Total property, plant and equipment	78,335	75,303
Less accumulated depreciation	(9,442)	(8,650)
Property, plant and equipment - net	$68,893	$66,653

	March 24, 2012	December 31, 2011
Equipment at customers	$38,031	$36,803
Less accumulated depreciation	(21,174)	(20,395)
Equipment at customers - net	$16,857	$16,408

________________
(a) Includes preliminary fair values of assets acquired in the Crystal Flash acquisition described in Note 3 that may be adjusted as additional information becomes known.

(7)    SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	March 24, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Software	$3,807	$2,425	$1,382	$3,575	$2,369	$1,206
Patents	1,052	209	843	1,048	194	854
Non-competes (a)	797	434	363	777	379	398
Other (a)	2,192	238	1,954	2,206	195	2,011
Total software and intangible assets	$7,848	$3,306	$4,542	$7,606	$3,137	$4,469
________________
(a) Includes preliminary fair values of assets acquired in the Crystal Flash acquisition described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.2 million for the first fiscal quarter ended March 24, 2012 and $0.1 million for the first fiscal quarter ended March 26, 2011. The weighted average useful lives of software, patents, non-competes and other intangibles was 9 years, 15 years, 8 years and 8 years, respectively. The expected amortization expense for fiscal years 2012, 2013, 2014, 2015, and 2016 is $0.5 million, $0.4 million, $0.4 million, $0.3 million, and $0.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	March 24, 2012	December 31, 2011
Accounts payable	$24,667	$20,678
Accounts payable - affiliates	708	588
Total accounts payable	$25,375	$21,266

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

The Company's secured bank credit facility allows for up to $40 million in borrowings, of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining portion of the credit facility is in the form of a revolving loan under which up to an additional $20 million is available. The revolving loan expires on December 14, 2012.  As of March 24, 2012 and December 31, 2011, the Company's total borrowings under the term loan were $20 million. In the first fiscal quarter of 2012, the Company drew on its revolving loan, and had $12.0 million outstanding under the revolver at March 24, 2012. There were no amounts outstanding under the revolver at December 31, 2011. During the first fiscal quarter of 2012, the Company recorded interest of $0.2 million, of which less than $0.1 million was capitalized for various capital projects.

In April 2012 the Company raised net proceeds of approximately $56.8 million in a follow-on public offering and paid off the outstanding balance of its revolving credit facility. The Company intends to use the remainder of the proceeds for general corporate purposes which may include the addition of re-refining capacity via expansion of its existing re-refinery, construction of a new re-refinery, or investments in existing re-refineries. The Company may also use a portion of the net proceeds to fund possible acquisitions.  Any development of additional re-refining capacity may require adjustment to the capital expenditure limit in the Company's existing credit facility.

Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1, in which case the rate would be the prime rate plus 50 basis points.  The Company also has the option to lock in a portion of its borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on the Company's leverage ratio. The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeds the formula rate set forth in the credit facility. Amounts borrowed under the credit facility are secured by substantially all of the Company’s tangible and intangible assets. The Company's weighted average interest rate as of March 24, 2012 was 3.05%. The Company did not have any bank debt outstanding at March 26, 2011.

As of March 24, 2012, the Company was in compliance with all covenants under the credit facility. As of March 24, 2012, and December 31, 2011, the Company had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $4.7 million and $11.4 million was available for borrowing under the bank credit facility, respectively.

Notes Payable

On February 23, 2011, in conjunction with the acquisition of the Warrior Group, the Company executed promissory notes with each of the three entities of the Warrior Group with a combined face value of $2.6 million. Each of the promissory notes are non-interest bearing and are subordinated to the Company's secured bank credit facility. The promissory notes require quarterly principal payments and have maturity dates of February 1, 2014 and November 1, 2015. The promissory notes are recorded at their net present value of approximately $1.8 million and $1.9 million as of March 24, 2012 and December 31, 2011, respectively, of which $0.6 million and $0.5 million are recorded as current maturities of long-term debt at March 24, 2012 and December 31, 2011, respectively. In the first fiscal quarter of 2012, the Company made principal payments of $0.1 million on the notes. The Company did not make any principal payments on the notes in the first quarter of fiscal 2011. The Company accrued imputed interest expense of 3.5% on these notes of $10,078 and $3,719 in the first fiscal quarters of 2012 and 2011, respectively.

(10)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business". The Environmental Services segment consists of the Company's parts cleaning, containerized waste management and vacuum truck service activities. The

Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. All of the Company's operations are derived domestically in the United States. Revenues from one customer in the Oil Business segment represented approximately 11.7% of the Company's consolidated revenues for the first quarter of fiscal 2012. No single customer accounted for more than 10.0% of consolidated revenues in the first quarter of fiscal 2011. There were no intersegment revenues.

Operating segment results for the first quarters of fiscal 2012 and 2011 were as follows (in thousands):

For the First Quarter Ended,
March 24, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$30,513	$19,996		$50,509
Operating expenses
Operating costs	24,299	18,038	—	42,337
Operating depreciation and amortization	1,032	603		1,635
Profit before corporate selling, general, and administrative expenses	5,182	1,355	—	6,537
Selling, general, and administrative expenses	—	—	5,757	5,757
Depreciation and amortization from SG&A	—	—	137	137
Total selling, general, and administrative expenses			5,894	5,894
Operating income				643
Interest expense - net	—	—	187	187
Income before income taxes				456
Provision for income taxes	—	—	186	186
Net income				$270

For the First Quarter Ended,
March 26, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$26,112	$2,627	$—	$28,739
Operating expenses
Operating costs	19,146	3,366	—	22,512
Operating depreciation and amortization	935	38	—	973
Profit (loss) before corporate selling, general, and administrative expenses	6,031	(777)		5,254
Selling, general, and administrative expenses	—	—	4,541	4,541
Depreciation and amortization from SG&A	—	—	137	137
Total selling, general, and administrative expenses			4,678	4,678
Operating income				576
Interest expense - net	—	—	4	4
Income before income taxes				572
Provision for income taxes	—	—	234	234
Net income				$338

Total assets by segment as of March 24, 2012 and December 31, 2011 were as follows (in thousands):

	March 24, 2012	December 31, 2011
Total Assets:
Environmental Services	$32,931	$32,208
Oil Business	79,397	67,008
Unallocated Corporate Assets	38,070	34,840
Total	$150,398	$134,056

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, and inventories allocated to each segment. Oil Business segments include goodwill from the acquisitions recorded in Note 3. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, as well as cash, accounts receivable, and net deferred tax assets.

(11)    COMMITMENTS AND CONTINGENCIES

The Company may enter into purchase obligations with certain vendors. These purchase obligations are generally cancelable with or without notice, without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company has purchase obligations in the form of open purchase orders of $13.2 million as of March 24, 2012, primarily for used oil, solvent, and machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 24, 2012 and December 31, 2011, the Company had accrued $0.3 million and $0.2 million related to loss contingencies, respectively.

In October 2010, Ecological Services, Inc. ("ESI"), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency ("EPA") has determined that the Company was the third largest Potential Responsible Party ("PRP") of waste to the site over the last six years of ESI's operation and assigned the Company the proportional share of the costs related to the cleanup of the ESI site. In March 2011, the Company signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the “Consent Agreement”). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site. The current estimate for waste removal, stormwater treatment, and other remediation at the site is $8.9 million, of which the Company's proportionate cost would be $0.8 million if no additional PRP's contribute to the fund.  The Company incurred expenses of $0.6 million for the clean-up, beginning in the second quarter of fiscal 2011. The Company filed a claim with its insurance carrier for coverage under an existing policy. The Company has also filed a claim under ESI's environmental insurance policy under which it is listed as an additional insured. The Company received $5,000 from its insurance carrier in the second quarter of fiscal 2011 for its obligation, but the Company's insurance provider has declined to make subsequent payments. The Company intends to challenge its insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy. The Company did not experience additional expenses in the first quarter of fiscal 2012 related to ESI.

(12)    INCOME TAXES

In fiscal 2011, the Company was able to take advantage of bonus depreciation on the majority of its capital expenditures. The Company recorded a significant noncurrent deferred tax liability to record the inability to deduct the depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the depreciation, the Company recorded a significant gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The Company's balance remaining on the NOL as of March 24, 2012 was $44.7 million. The Company recorded a deferred tax asset related to its net NOL of $15.2 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At March 24, 2012, deferred tax assets do not include $0.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the first quarter of fiscal 2012 was 40.8% compared to 40.9% in the first quarter of fiscal 2011.

(13)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 24, 2012, the number of shares available for issuance under the Plan was 801,585 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Outstanding at December 31, 2011	771,337	$10.83	6.38	4,421
Granted	—
Exercised	(10,666)	$11.50
Options outstanding at March 24, 2012	760,671	$10.82	6.15	7,593

Nonvested stock options at March 24, 2012	78,805	$7.33	7.00	1,062
Options vested and exercisable at March 24, 2012	681,866	$11.22	6.05	6,531

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options outstanding at December 31, 2011	78,805	$3.24
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Nonvested stock options at March 24, 2012	78,805	$3.24

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

At March 24, 2012, there was approximately $0.1 million of unrecognized compensation expense for stock options which will be recorded through the first quarter of 2013. In each of the first quarters of fiscal 2012 and 2011, less than $0.1 million was recorded as expense related to these stock options.

On January 31, 2012, the Compensation Committee of the Board of Directors approved an amendment to certain fully vested stock options for a member of management.  The amendment extended the period of time the option holder has to exercise the options upon termination from the Company due to death or disability.  As a result of the modification, the Company re-valued the modified awards as a new grant, which resulted in total incremental non-cash stock-based compensation expense of $0.1 million which was recorded in the first quarter of fiscal 2012.

Restricted Stock Compensation/Awards

The Company grants restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period. In May 2011, the Company granted 8,346 restricted shares to its Board of Directors, which vest fully after one year of service from their grant date.  At March 24, 2012, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded in the second quarter of fiscal 2012. Expense related to this restricted stock in the first fiscal quarter of 2012 was less than $0.1 million.

In March 2011, the Company granted 92,909 restricted shares to certain officers as a result of the Company's fiscal 2010 financial performance exceeding the 2010 Long Term Incentive Plan (LTIP) net income and revenue targets.  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March, in October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. As of March 24, 2012, there was approximately $0.6 million of unrecognized compensation expense related to these awards. The Company continues to record compensation expense through the vesting period of these awards. In the first quarters of fiscal 2012 and fiscal 2011, approximately $0.1 million and $0.1 million were recorded as expense related to these awards, respectively.

In February 2012, the Company granted 59,502 restricted shares to certain officers as part of management’s annual compensation for fiscal 2011, based on the Company's financial results for fiscal 2011. The restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore the Company began accruing compensation expense in fiscal 2011, based on the Company's assessment in fiscal 2011 as to the probability that the performance criteria would be achieved. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.9 million of unrecognized compensation expense remaining related to these awards as of March 24, 2012. In the first quarters of fiscal 2012 and 2011, $0.1 million and $0.1 million of compensation expense was recorded related to these awards.

The Company approved future restricted stock awards of 10,000 shares to be granted at the end of fiscal 2012 based on the performance of a member of management. The restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date is prior to the grant date and therefore the Company began accruing compensation expense related to these awards in fiscal 2012. As of the end of the first fiscal quarter of 2012, the Company believed the performance criteria to be achievable. There was approximately $0.2 million of unrecognized compensation expense remaining related to this award as of March 24, 2012. In the first quarter of fiscal 2012, less than $0.1 million of compensation expense was recorded related to this award.

The following table summarizes information about restricted stock awards for the year ended March 24, 2012:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2011	114,038	12.82
Vested - January 1, 2012	(35,216)	12.42
Granted – February 2012	59,502	22.11
Nonvested shares outstanding at March 24, 2012	138,324	16.92

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

On March 24, 2012, there were 22,000 unvested awards outstanding. As of March 24, 2012, there was approximately $0.1 million of unrecognized compensation expense related to these awards which will be recorded through May 2013. In the first quarters of fiscal 2012 and 2011, less than $0.1 million was recorded as expense related to these awards, respectively.

Employee Stock Purchase Plan

As of March 24, 2012, the Company had reserved 27,829 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008. In addition, on May 3, 2012 60,000 additional shares were made available for purchase under the Plan at the Annual Meeting of Shareholders.  In the first quarter of fiscal 2012, employees purchased 6,289 shares of the Company’s common stock with a weighted average fair market value of $16.48 per share.

(14)    STOCKHOLDERS' EQUITY

On April 24, 2012, the Company completed a follow-on public offering. In connection with the follow-on offering, the Company:

•	Sold 2,956,521 additional shares of common stock at $20.50, raising net proceeds of approximately $56.8 million, after underwriting discounts and transaction costs.

•	The Company used a portion of the proceeds to pay off the outstanding balance of its revolving credit facility of approximately $12.0 million.

•
The Company intends to use the remainder of the proceeds for general corporate purposes which may include the addition of re-refining capacity via expansion of its existing re-refinery, construction of a new re-refinery, or investments in existing re-refineries. The Company may also use a portion of the net proceeds to fund possible acquisitions.

In addition, the underwriters for the Company's public offering that occurred on April 24, 2012 have the right to purchase up to an additional 443,479 shares of the Company's common stock at the public offering price pursuant to the offering agreement by May 19, 2012.

(15)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarter of fiscal 2012 and 2011, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share.  The table also provides the number of shares of common stock potentially issuable at the end of the first quarter of fiscal 2012 and 2011, and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	For the Quarter Ended,
	March 24, 2012	March 26, 2011
Net income	$270	$338

Number of shares outstanding at year end	14,497	14,290
Effect of using weighted average shares outstanding	(11)	(41)
Weighted average basic shares outstanding	14,486	14,249
Dilutive shares for share–based compensation plans	476	120
Weighted average diluted shares outstanding	14,962	14,369

Potentially issuable shares	921	939
Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	—	732

Net income per share: basic	$0.02	$0.02
Net income per share: diluted	$0.02	$0.02

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on February 29, 2012.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance.  You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Forward-looking statements speak only as of the date of this quarterly report.  Factors that could cause such differences include those described in "Risk Factors" identified in this Form 10-Q and the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2011 filed with the SEC on February 29, 2012.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods ended March 24, 2012 and March 26, 2011, each referred to as "first quarter ended" or "first fiscal quarter" and "first quarter ended" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection and vacuum truck services, and own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 71 branch facilities providing services to customers in 42 states. All of our operations are in the United States. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services sales are generated primarily from providing parts cleaning and waste removal services for our customers. Our Oil Business segment consists of our used oil collection and used oil re-refining activities. Revenues from one customer in the Oil Business segment represented approximately 11.7% of our consolidated revenues for the first quarter of fiscal 2012. No single customer accounted for greater than 10.0% of sales in the first quarter of fiscal 2011. There were no intersegment revenues during the first quarter of fiscal 2012.

We use profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization.

In fiscal 2011, we completed the construction of our used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery has an input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of base oil per year when operating at full capacity. Following mechanical completion of the second phase of the used oil re-refinery at the end of 2011, the re-refinery began to produce base oil during the first quarter of 2012. The startup activities were executed without significant difficulties, and the testing of all major components supported our expectation that we could operate the facility at the design capacity of 50 million gallons per year of used oil feedstock. By the end of the first quarter, we had commenced regular operation of the re-refinery. Concurrent with the testing, we began to produce high quality Group II base oil, and during the first quarter of fiscal 2012 we sold approximately 2.7 million gallons of this product. The cost to construct the used oil re-refinery was approximately $54 million.

On February 23, 2011, we acquired certain assets and liabilities of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies (collectively, "Warrior Group") in exchange for $0.9 million in cash, $0.8 million of the Company's common stock, and $2.6 million in subordinated notes. We recorded the preliminary purchase price allocation of $2.0 million allocated to property, plant and equipment, $1.2 million to goodwill, $0.8 million to intangible assets, and $0.1 million to inventory for a total of $4.1 million. The difference between the consideration of $4.3 million and the allocation of $4.1 million is due to the non-interest bearing promissory notes being recorded at their net present value which is $0.2 million less than the face value of the notes. We acquired the Warrior Group to add used oil collection volume primarily in the states of Indiana, Illinois, and Kentucky. The operating results of the Warrior Group acquisition are included in our consolidated results of operations from the date of acquisition.

On December 1, 2011, we acquired certain assets of Crystal Flash Limited Partnership of Michigan ("Crystal Flash") in exchange for $1.7 million in cash at the time of closing and $2.1 million in future payments which will be tied to the continued performance of the acquired business. We recorded the future payments at their net present value, which is $1.6 million. The preliminary purchase price allocation resulted in $1.1 million allocated to intangible assets, $0.9 million to property, plant and equipment, $0.6 million to goodwill, $0.4 million to accounts receivable, and $0.3 million to inventory. We acquired Crystal Flash to increase used oil collection volume in the state of Michigan. We are continuing to evaluate the initial purchase price allocation for this acquisition and will adjust the allocations if additional information relative to the fair values of the assets becomes known. The operating results of the Crystal Flash acquisition are included our consolidated results of operations from the date of acquisition.

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

Acquisitions

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred and restructuring costs to be expensed in periods subsequent to the acquisition date.

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

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. We test goodwill for impairment annually and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In fiscal 2011, we tested goodwill for impairment. In the first quarter of fiscal 2012 there were no triggering events that would require us to test for impairment. Our determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

New Accounting Pronouncements

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of sales for the periods indicated (dollars in thousands):

	First Quarter Ended,
	March 24, 2012		March 26, 2011

Sales	$50,509	100.0%	$28,739	100.0%
Operating expenses -
Operating costs	42,337	83.8%	22,512	78.3%
Selling, general and administrative expenses	5,757	11.4%	4,541	15.8%
Depreciation and amortization	1,772	3.5%	1,110	3.9%
Operating income	643	1.3%	576	2.0%
Interest expense – net	187	0.4%	4	—%
Income before income taxes	456	0.9%	572	2.0%
Provision for income taxes	186	0.4%	234	0.8%
Net income	$270	0.5%	$338	1.2%
Sales

For the first quarter of fiscal 2012, sales increased $21.8 million, or 75.8%, to $50.5 million from $28.7 million for the first quarter of fiscal 2011. Sales grew for all service types in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 as we continued to add customers. In addition, our used oil re-refinery generated revenues of $18.6 million of base oil and re-refinery byproducts in the first quarter of 2012. No sales were generated from the used oil re-refinery in the first quarter of fiscal 2011, as it was still under construction.

Operating expenses

Operating costs

Operating costs increased $19.8 million, or 88.1%, to $42.3 million for the first quarter of fiscal 2012 from $22.5 million in the first quarter of fiscal 2011. Operating costs as a percentage of sales increased to 83.8% in the first quarter of fiscal 2012 compared to 78.3% in the first quarter of fiscal 2011. The increase in operating costs in the first quarter of fiscal 2012 was in part related to the production of base oil and by-products at the used oil re-refinery which was running at partial capacity throughout the quarter. We experienced increased operating costs during the initial shakedown period without realizing the full benefit of producing base oil and byproducts at full capacity. In addition, we continued to increase our used oil collection efforts in order to feed our used oil re-refinery, and we incurred costs at branches as we increased the number of used oil collection trucks in service. The increase in operating costs as a percentage of sales is also a result of rising energy prices which have a direct impact on our operating cost structure. Higher cost of petroleum based products negatively affected our operating costs. The increase in the price of diesel fuel impacted the cost of operating our service and collection fleet and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges from our vendors. Higher petroleum product prices increased the prices we paid for solvent used to service our customers and the prices paid for used oil collected. The higher prices were partially offset by higher selling prices of our oil products.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased 26.8% in the first quarter of fiscal 2012 to $5.8 million from $4.5 million in the first quarter of fiscal 2011. Overall, selling, general and administrative expenses as a percentage of sales declined to 11.4% in the first quarter of fiscal 2012 from 15.8% in the first quarter of fiscal 2011. Selling, general and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 75.8% during the quarter. In particular, the Oil Business segment was able to leverage our selling, general and administrative costs with high-value product sales that do not require the same level of administrative costs.

Interest expense

Interest expense for the first quarter of fiscal 2012 was $0.2 million, compared to less than $0.1 million in the first quarter of fiscal 2011. The increase in interest expense in the first quarter of fiscal 2012 was a result of the interest expense incurred on our term note and bank revolver, which were not outstanding in the first quarter of fiscal 2011. We capitalized less than $0.1 million of interest in the first quarter of fiscal 2012 on our outstanding debt that was used to fund various capital projects.

Provision for income taxes

In fiscal 2011, we were able to take advantage of bonus depreciation on the majority of our capital expenditures. We recorded a significant noncurrent deferred tax liability to record the inability to deduct the depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the depreciation, we recorded a significant gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. Our balance remaining on the NOL as of March 24, 2012 was $44.7 million. We recorded a deferred tax asset related to our net NOL of $15.2 million.

Our effective tax rate for the first quarter of fiscal 2012 was 40.8% compared to 40.9% in the first quarter of fiscal 2011.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	First Quarter Ended,		Increase
	March 24, 2012	March 26, 2011	$	%
Sales:
Environmental Services	$30,513	$26,112	$4,401	16.9%
Oil Business	19,996	2,627	17,369	661.2%
Total	$50,509	$28,739	$21,770	75.8%

For the first quarter of fiscal 2012, Environmental Services sales increased $4.4 million, or 16.9%, to $30.5 million from $26.1 million in the first quarter of fiscal 2011. Sales grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in the first quarter of fiscal 2012. We continued to add customers through the expansion of our branch network.

In the first fiscal quarter of 2012, we opened four new branches, and we now operate through 71 branch locations, compared with 67 at of the end of fiscal 2011. In the first quarter of fiscal 2012, the Environmental Services segment operated 70 branch locations compared with 66 in the first quarter of fiscal 2011.  There were 66 branches that were in operation during both the first quarter of fiscal 2012 and the first quarter of fiscal 2011, which collectively experienced an increase of $3.6 million, or 13.7% in same-branch sales during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 63 branches experienced a collective increase in sales of $3.8 million, or 16.1% during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Oil Business sales increased $17.4 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to the sales of re-refined base oil and re-refinery byproducts. During the first quarter of fiscal 2012, we fed 8.2 million gallons of used oil into the re-refinery, which allowed us to produce and sell intermediate and base oil products as planned.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands):

	First Quarter Ended,		Increase (Decrease)
	March 24, 2012	March 26, 2011	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$5,182	$6,031	$(849)	(14.1)%
Oil Business	1,353	(777)	2,130	274.1%
Total	$6,535	$5,254	$1,281	24.4%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A decreased 14.1% in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011 due to increased operating costs. Higher cost of petroleum based products negatively affected our operating costs. In addition, the increase in the price of diesel fuel impacted the cost of operating our service fleet and caused the transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges. Newer branches in the west were particularly impacted by these additional fuel prices, as they are typically located further away from operational and logistical supply lines.

Oil Business profit before corporate SG&A increased $2.1 million in the first quarter of fiscal 2012 compared to the loss of in $0.8 million in the first quarter of fiscal 2011. This was the result of increased margins from selling base oil and byproducts from the used oil re-refinery during the quarter.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 24, 2012 and December 31, 2011, cash and cash equivalents were $0.7 million and $2.2 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

In April 2012 we raised net proceeds of approximately $56.8 million in a follow-on public offering and paid off the outstanding balance of our revolving credit facility, which was $12.0 million as of March 24, 2012. We intend to use the remainder of the proceeds for general corporate purposes which may include the addition of re-refining capacity via expansion of our existing re-refinery, construction of a new re-refinery, or investments in existing re-refineries. We may also use a portion of the net proceeds to fund possible acquisitions.  Any development of additional re-refining capacity may require adjustment to the capital expenditure limit in our existing credit facility.

Our secured bank credit facility allows for up to $40 million in borrowings, of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining portion of the credit facility is in the form of a revolving loan under which up to an additional $20 million is available. The revolving loan expires on December 14, 2012.  As of March 24, 2012 and December 31, 2011 we had $20 million outstanding on borrowings on our term loan. During the first quarter of fiscal 2012, we drew on our revolver, and had $12.0 million outstanding under the revolver at March 24, 2012. During the first quarter of fiscal 2012, we recorded interest of $0.2 million, of which less than $0.1 million was capitalized.

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

As of March 24, 2012, and December 31, 2011, we were in compliance with all covenants under the credit facility. As of March 24, 2012, and December 31, 2011, we had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $4.7 million and $11.4 million was available for borrowing under the bank credit facility, respectively.

    On February 23, 2011, we executed promissory notes with a combined face value of $2.6 million in conjunction with the purchase of the Warrior Group's assets. The promissory notes are non-interest bearing and are subordinated to our secured bank credit facility. The promissory notes were recorded at the net present value of the notes of approximately $1.8 million as of March 24, 2012 of which $0.6 million is recorded as current maturities of long-term debt. During the first fiscal quarter of 2012, we made $0.1 million in payments on these notes. We accrued imputed interest expense on these notes of $10,078 and $3,719 in the first fiscal quarters of 2012 and 2011, respectively.

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

Under the current Federal income tax laws, we will be able to deduct most of the cost of our used oil re-refinery placed into service in fiscal 2011, along with other assets placed into service in fiscal 2011, on our 2011 Federal income tax return. Therefore, we expect to have a tax loss carry forward to reduce or eliminate Federal income taxes that may be payable in future years.

Summary of Cash Flow Activity

	First Quarter Ended,
	March 24, 2012	March 26, 2011
Net cash provided by (used in):
Operating activities	$(4,322)	$(1,457)
Investing activities	(9,215)	(9,561)
Financing activities	12,083	51
Net decrease in cash and cash equivalents	$(1,454)	$(10,967)

Net Cash Used in Operating Activities — The most significant items affecting the comparison of our operating activities for the periods presented are summarized below:

•
Accounts Payable — The increase in accounts payable positively affected cash flows from operations by $8.4 million in the first quarter of fiscal 2012. The increase was the result of increased used oil collection efforts and the related payables to used oil providers, and increased payables related to operating expenses for the used oil re-refinery. In addition, the Company's operational costs and related payables increased as a result of growth in the Environmental Services segment.

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $6.4 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  During the first quarter of fiscal 2012, we experienced an improvement in sales compared to the prior year, due in part to the sale of re-refined base oil and by-products from the start-up of the used oil re-refinery. This acceleration of sales led to a higher accounts receivable balance at the end of the first fiscal quarter of 2012.

•
Inventory — The increase in inventory negatively affected cash flows from operations by $5.5 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  Inventory values increased due to the added value and volumes of re-refined base oil and by-product at our used oil re-refinery. In addition, the change reflects an increase in inventory pricing driven by an increase in crude oil prices.

•
Earnings decline — Our decrease in net income for the first quarter of fiscal 2012 negatively impacted our net cash provided by operating activities by $0.1 million compared to the first quarter of fiscal 2011.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures and software and intangible assets— We used $9.2 million and $9.6 million for capital expenditures during the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively.  During the first quarter of fiscal 2012, we spent approximately $6.7 million for the completion of the used oil re-refinery. During the first quarter of fiscal 2011 we spent approximately $7.3 million on the construction of the used oil re-refinery. Additionally, in the first quarter of fiscal 2012, approximately $1.2 million of the capital expenditures were for purchases of parts cleaning machines compared to $1.1 million in the first quarter of fiscal 2011.  In the first quarter of fiscal 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million. The remaining $1.3 million in the first quarter of fiscal 2012 was for other items including office equipment, leasehold improvements, software, and intangible assets compared to $0.3 million in the first quarter of fiscal 2011.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Proceeds from note payable - bank — During the first quarter of fiscal 2012, we had net borrowings of $12.0 million on our bank revolver. We did not have any borrowings in the first quarter of fiscal 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.   Our weighted average borrowings under our bank credit facility during the first quarter of fiscal 2012 was $25.1 million, and the annual effective interest rate for the first quarter of fiscal 2012 was 3.0%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.1 million change to our interest expense in the first quarter fiscal 2012.

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

There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2012 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ecological Services Inc. ("ESI") CERCLA

On October 1, 2010, Ecological Services, Inc. ("ESI"), a non-hazardous wastewater and oily water treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency ("EPA") has determined that we were the third largest contributor of waste to the site over the last six years of ESI's operation and assigned us a proportional share of the costs related to the clean up of the ESI site as a Potential Responsible Party ("PRP"). On March 30, 2011, we signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the "Consent Agreement"). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site. The current estimate for waste removal, stormwater treatment, and other remediation at the site is $8.6 million, of which our proportionate cost would be $0.8 million if no additional PRP's contribute to the fund. We expensed $0.6 million as our proportional share of the costs in fiscal 2011. We filed a claim with our insurance carrier for coverage under an existing policy. We have also filed a claim under ESI's environmental insurance policy under which we are listed as an additional insured. We received $5,000 from our insurance carrier in the second quarter for our obligation, but our insurance provider has declined to make subsequent payments. We intend to challenge our insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy under which we are listed as an additional insured.

Except as set forth above, we are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2012, in connection with the vesting of restricted stock awards held by certain employees, the Company purchased from these employees a total of 3,928 shares of Common Stock for a purchase price of $16.56 per share for the sole purpose of satisfying the minimum tax withholding obligations of the employees upon the vesting of a portion of certain restricted stock award grants to them by the Company. No shares were repurchased in the open market.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 28, 2012	3,928	$16.56	—	$—
January 29, 2012 to February 25, 2012	—	—	—	—
February 26, 2012 to March 24, 2012	—	—	—	—
Total	3,928		—	$—

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 3, 2012	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer