Form 10-Q
period 2012-06-16
Heritage-Crystal Clean, Inc.
filed 2012-07-26
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 16, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 20, 2012, there were outstanding 18,213,254 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I
ITEM 1. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 16, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$50,573	$2,186
Accounts receivable - net	25,003	17,047
Income tax receivables - current	715	1,040
Inventory - net	28,449	21,260
Deferred income taxes	986	986
Other current assets	2,464	1,955
Total Current Assets	108,190	44,474
Property, plant and equipment - net	69,135	66,653
Equipment at customers - net	17,377	16,408
Goodwill	1,798	1,798
Software and intangible assets - net	4,505	4,469
Income tax receivables - noncurrent	—	254
Total Assets	$201,005	$134,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,584	$21,266
Accrued salaries, wages, and benefits	3,061	2,930
Taxes payable	1,305	1,121
Current maturities of long-term debt	1,553	1,053
Other accrued expenses	2,290	2,562
Total Current Liabilities	26,793	28,932
Term Loan, less current maturities	19,000	19,500
Long-term debt, less current maturities	1,081	1,338
Contingent Consideration, less current portion	838	1,027
Deferred income taxes	5,526	4,706
Total Liabilities	53,238	55,503

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 18,052,701 and 14,448,331 shares issued and outstanding at June 16, 2012 and December 31, 2011, respectively	$181	$144
Additional paid-in capital	140,754	73,065
Retained earnings	6,832	5,344
Total Stockholders' Equity	147,767	78,553
Total Liabilities and Stockholders' Equity	$201,005	$134,056

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011

Sales	$62,271	$31,968	$112,780	$60,707
Operating expenses -
Operating costs	51,908	24,729	94,245	47,241
Selling, general, and administrative expenses	6,237	4,815	11,994	9,356
Depreciation and amortization	1,911	1,215	3,683	2,325
Gain on disposal of fixed assets - net	(2)	(12)	(2)	(12)
Operating income	2,217	1,221	2,860	1,797
Interest expense – net	146	10	333	14
Income before income taxes	2,071	1,211	2,527	1,783
Provision for income taxes	853	492	1,039	726
Net income	$1,218	$719	$1,488	$1,057

Net income per share: basic	$0.07	$0.05	$0.10	$0.07
Net income per share: diluted	$0.07	$0.05	$0.09	$0.07

Number of weighted average shares outstanding: basic	16,689	14,306	15,588	14,277
Number of weighted average shares outstanding: diluted	17,140	14,750	16,050	14,583

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total

Balance, December 31, 2011	14,448,331	$144	$73,065	$5,344	$78,553
Net Income	—	—	—	1,488	1,488
Issuance of common stock - net	3,400,000	34	65,476	—	65,510
Issuance of common stock - ESPP	11,947	—	208	—	208
Exercise of stock options	141,789	2	1,581	—	1,583
Share - based compensation	50,634	1	424	—	425
Balance, June 16, 2012	18,052,701	$181	$140,754	$6,832	$147,767

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 16, 2012	June 18, 2011
Cash flows from Operating Activities:
Net income	$1,488	$1,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,683	2,325
Bad debt provision	533	268
Share-based compensation	425	511
Deferred rent	34	22
Non-cash interest expense	20	14
Deferred taxes	820	403
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(8,489)	(3,729)
Decrease (increase) in income tax receivables	579	4
Decrease (increase) in inventory	(7,189)	(6,035)
Decrease (increase) in prepaid and other current assets	(509)	(437)
Increase (decrease) in accounts payable	4,858	1,144
Increase (decrease) in accrued expenses	(181)	676
Cash used in operating activities	(3,928)	(3,777)

Cash flows from Investing Activities:
Capital expenditures	(14,289)	(19,197)
Software and intangible asset expenditures	(420)	(316)
Business acquisitions, net of cash acquired	—	(921)
Cash used in investing activities	(14,709)	(20,434)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	65,718	114
Proceeds from the exercise of stock options	1,583	17
Borrowings under revolving credit facility	28,180	10,000
Repayments under revolving credit facility	(28,180)	—
Repayments of note payable - affiliates	(277)	(254)
Cash provided by financing activities	67,024	9,877

Net increase (decrease) in cash and cash equivalents	48,387	(14,334)
Cash and cash equivalents, beginning of period	2,186	21,757
Cash and cash equivalents, end of period	$50,573	$7,423

Supplemental disclosure of cash flow information:
Income taxes paid	230	201
Cash paid for interest, net of capitalized interest of $40 and $0, respectively	371	—
Supplemental disclosure of non-cash information:
Payables for construction in progress	484	4,910
Business acquisitions, liabilities assumed	—	15
Business acquisitions, notes issued	—	2,384
Business acquisitions, common stock issued	—	800
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 16, 2012

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiary (collectively the "Company"), operates in two reportable segments: "Environmental Services" and "Oil Business." The Company's Environmental Services programs include parts cleaning, containerized waste management, and vacuum truck services.  The Company's Oil Business includes used oil collection and re-refining. Currently, the Company's locations are in the United States, and no international business is conducted. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

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

In the second quarter of fiscal 2012, the Company raised net proceeds after offering costs of approximately $65.5 million in a follow-on public offering. Further details regarding this transaction can be found below under the heading "Stockholders’ Equity."

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable, valuation of inventory at lower of cost or market, valuation of goodwill and other intangible assets, and income taxes.  Actual results could differ from those estimates.

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

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, and short term debt.  As of June 16, 2012 and December 31, 2011, the carrying values of cash, trade receivables, trade payables, contingent consideration, and short term debt are considered to be representative of their respective fair values due to the short maturity of these instruments.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. In fiscal 2011, the Company tested goodwill for impairment and determined goodwill not to be impaired. In the second quarter of fiscal 2012 there were no triggering events that would require the Company to test for impairment. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

New Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update provides guidance that is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update is not intended to result in a change in the application of the requirements in Topic 820. The amendments in this update include those that clarify the FASB's intent about the application of existing fair value measurement requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of ASU 2011-04 did not have a material effect on the Company's consolidated financial results.

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

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 16, 2012	December 31, 2011
Trade	$25,056	$16,988
Less allowance for doubtful accounts	(971)	(698)
Trade - net	24,085	16,290
Trade - related parties	642	197
Other	276	560
Total accounts receivable - net	$25,003	$17,047

The following table provides the changes in the Company’s allowance for doubtful accounts for the first half ended June 16, 2012 and the fiscal year ended December 31, 2011 (in thousands):

	June 16, 2012	December 31, 2011
Balance at beginning of period	$698	$647
Provision for bad debts	533	493
Accounts written off, net of recoveries	(260)	(442)
Balance at end of period	$971	$698

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	June 16, 2012	December 31, 2011
Oil	$13,805	$8,009
Solvents	9,524	7,906
Machines	2,444	2,658
Drums	1,356	1,440
Accessories	1,494	1,406
Total inventory	28,623	21,419
Less reserves	(174)	(159)
Total inventory - net	$28,449	$21,260

Inventory consists of used oil and re-refined oil products, new and used solvents, new and refurbished parts cleaning machines, drums, accessories and absorbents, and repair parts. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 16, 2012	December 31, 2011
Buildings and storage tanks	$46,832	$26,306
Machinery, vehicles and equipment (a)	26,855	21,256
Leasehold improvements	2,151	1,755
Land	715	677
Construction in progress	2,926	25,309
Total property, plant and equipment	79,479	75,303
Less accumulated depreciation	(10,344)	(8,650)
Property, plant and equipment - net	$69,135	$66,653

	June 16, 2012	December 31, 2011
Equipment at customers	$39,358	$36,803
Less accumulated depreciation	(21,981)	(20,395)
Equipment at customers - net	$17,377	$16,408

________________
(a) Includes preliminary fair values of assets acquired in the Crystal Flash acquisition described in Note 3 that may be adjusted as additional information becomes known.

(7)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	June 16, 2012	December 31, 2011
Accounts payable	$17,990	$20,678
Accounts payable - related parties	594	588
Total accounts payable	$18,584	$21,266

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

The Company's secured bank credit facility allows for up to $40.0 million in borrowings. As of June 16, 2012 and December 31, 2011, the Company's total borrowings were $20.0 million, under the term loan which has a maturity date of March 15, 2016. The remaining portion of the credit facility is in the form of a revolving loan under which up to an additional $20.0 million is available. The revolving loan expires on December 14, 2012.

In the second quarter of fiscal 2012 the Company raised net proceeds of approximately $65.5 million in a follow-on public offering of common stock and paid off the outstanding balance of its revolving credit facility of approximately $12.4 million. There were no amounts outstanding under the revolver at June 16, 2012 and December 31, 2011.

During the first half of 2012, the Company recorded interest of $0.3 million on both the term loan and revolving credit facility, of which less than $0.1 million was capitalized for various capital projects.

Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1, in which case the rate would be the prime rate plus 50 basis points.  The Company also has the option to lock in a portion of its borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on the Company's leverage ratio. The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeds the formula rate set forth in the credit facility. Amounts borrowed under the credit facility are secured by substantially all of the Company’s tangible and intangible assets. The Company's weighted average interest rate as of June 16, 2012 was 2.74%.

As of June 16, 2012, the Company was in compliance with all covenants under the credit facility. As of June 16, 2012, and December 31, 2011, the Company had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $19.7 million and $11.4 million was available for borrowing under the bank credit facility, respectively.

Notes Payable

On February 23, 2011, in conjunction with the acquisition of the Warrior Group, the Company executed promissory notes with each of the three entities of the Warrior Group with maturity dates of February 1, 2014 and November 1, 2015. At June 16, 2012 and December 31, 2011, the promissory notes were recorded at their net present value of approximately $1.8 million and $1.9 million, of which $0.6 million and $0.5 million, respectively, were recorded as current maturities. In the first half of 2012, the Company made principal payments of $0.3 million on the notes. The Company did not make any principal payments on the notes in the first half of fiscal 2011. The Company accrued imputed interest expense of 3.5% on these notes of $20,156 and $13,798 in the first halves of 2012 and 2011, respectively.

(9)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business". The Environmental Services segment consists of the Company's parts cleaning, containerized waste management and vacuum truck service activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. All of the Company's operations are derived domestically in the United States. Revenues from one customer in the Oil Business segment represented approximately 10.2% of the Company's consolidated revenues for the first half of fiscal 2012. No single customer accounted for more than 10% of consolidated revenues in the second quarter of fiscal 2012. No single customer accounted for more than 10% of consolidated revenues in the second quarter or first half of fiscal 2011. There were no intersegment revenues.

Operating segment results for the second quarter and first half ended June 16, 2012 and June 18, 2011 were as follows (in thousands):

For the Quarter Ended,
June 16, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$32,047	$30,224		$62,271
Operating expenses
Operating costs	23,769	28,139	—	51,908
Operating depreciation and amortization	1,079	688	—	1,767
Profit before corporate selling, general, and administrative expenses	7,199	1,397	—	8,596
Selling, general, and administrative expenses	—	—	6,237	6,237
Depreciation and amortization from SG&A	—	—	144	144
Total selling, general, and administrative expenses			6,381	6,381
Gain on disposal of fixed assets - net			(2)	(2)
Operating income				2,217
Interest expense - net	—	—	146	146
Income before income taxes				2,071
Provision for income taxes	—	—	853	853
Net income				$1,218

For the Quarter Ended,
June 18, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$27,641	$4,327	$—	$31,968
Operating expenses
Operating costs	20,051	4,678	—	24,729
Operating depreciation and amortization	959	89	—	1,048
Profit (loss) before corporate selling, general, and administrative expenses	6,631	(440)		6,191
Selling, general, and administrative expenses	—	—	4,815	4,815
Depreciation and amortization from SG&A	—	—	167	167
Total selling, general, and administrative expenses			4,982	4,982
Gain on disposal of fixed assets - net			(12)	(12)
Operating income				1,221
Interest expense - net	—	—	10	10
Income before income taxes				1,211
Provision for income taxes	—	—	492	492
Net income				$719

First Half Ended,
June 16, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$62,560	$50,220		$112,780
Operating expenses
Operating costs	48,068	46,177	—	94,245
Operating depreciation and amortization	2,111	1,291	—	3,402
Profit before corporate selling, general, and administrative expenses	12,381	2,752	—	15,133
Selling, general, and administrative expenses	—	—	11,994	11,994
Depreciation and amortization from SG&A	—	—	281	281
Total selling, general, and administrative expenses			12,275	12,275
Gain on disposal of fixed assets - net			(2)	(2)
Operating income				2,860
Interest expense - net	—	—	333	333
Income before income taxes				2,527
Provision for income taxes	—	—	1,039	1,039
Net income				$1,488

First Half Ended,
June 18, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Sales	$53,753	$6,954	$—	$60,707
Operating expenses
Operating costs	39,197	8,044	—	47,241
Operating depreciation and amortization	1,894	127	—	2,021
Profit (loss) before corporate selling, general, and administrative expenses	12,662	(1,217)		11,445
Selling, general, and administrative expenses	—	—	9,356	9,356
Depreciation and amortization from SG&A	—	—	304	304
Total selling, general, and administrative expenses			9,660	9,660
Gain on disposal of fixed assets - net			(12)	(12)
Operating income				1,797
Interest expense - net	—	—	14	14
Income before income taxes				1,783
Provision for income taxes	—	—	726	726
Net income				$1,057

Total assets by segment as of June 16, 2012 and December 31, 2011 were as follows (in thousands):

	June 16, 2012	December 31, 2011
Total Assets:
Environmental Services	$34,526	$32,208
Oil Business	78,474	67,008
Unallocated Corporate Assets	88,005	34,840
Total	$201,005	$134,056

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, and inventories allocated to each segment. Oil Business segments include goodwill from the acquisitions discussed in Note 3. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, as well as cash, accounts receivable, and net deferred tax assets.

(10)    COMMITMENTS AND CONTINGENCIES

The Company may enter into purchase obligations with certain vendors. These purchase obligations are generally cancelable with or without notice, without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company has purchase obligations in the form of open purchase orders of $12.2 million as of June 16, 2012, primarily for used oil, solvent, and machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 16, 2012 and December 31, 2011, the Company had accrued $0.3 million and $0.2 million related to loss contingencies, respectively.

In October 2010, Ecological Services, Inc. ("ESI"), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency ("EPA") has determined that the Company was the third largest Potential Responsible Party ("PRP") contributor of waste to the site over the last six years of ESI's operation and assigned the Company the proportional share of the costs related to the cleanup of the ESI site. In March 2011, the Company signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the “Consent Agreement”). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site. The current estimate for waste removal, stormwater treatment, and other remediation at the site is $10.0 million, of which the Company's proportionate cost would be $0.9 million if no additional PRP's contribute to the fund.  The Company incurred expenses of $0.6 million for the clean-up, beginning in the second quarter of fiscal 2011. The Company filed a claim with its insurance carrier for coverage under an existing policy. The Company has also filed a claim under ESI's environmental insurance policy under which it is listed as an additional insured. The Company received $5,000 from its insurance carrier in the second quarter of fiscal 2011 for its obligation, but the Company's insurance provider has declined to make subsequent payments. The Company intends to challenge its insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy. The Company did not experience additional expenses in the first half of fiscal 2012 related to ESI.

(11)    INCOME TAXES

In fiscal 2011, the Company was able to take advantage of bonus depreciation on the majority of its capital expenditures. The Company recorded a significant noncurrent deferred tax liability to record the inability to deduct the depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the depreciation, the Company recorded a significant gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The Company's balance remaining on the NOL as of June 16, 2012 was $42.0 million. The Company recorded a deferred tax asset related to its net NOL of $15.2 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At June 16, 2012, deferred tax assets do not include $0.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate was 41.2% for the second quarter of fiscal 2012 compared to 40.6% for the second quarter of fiscal 2011. The Company's effective tax rate for the first half of fiscal 2012 was 41.1% compared to 40.7% in the first half of fiscal 2011.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of June 16, 2012, the number of shares available for issuance under the Plan was 801,585 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Outstanding at December 31, 2011	771,337	$10.83	6.38	4,421
Granted	—
Exercised	(141,789)	$11.16
Options outstanding at June 16, 2012	629,548	$10.75	5.94	4,871

Nonvested stock options at June 16, 2012	39,403	$7.33	6.78	440
Options vested and exercisable at June 16, 2012	590,145	$10.98	5.88	4,431

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options outstanding at December 31, 2011	78,805	$3.24
Vested	39,402	3.24
Nonvested stock options at June 16, 2012	39,403	$3.24

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

At June 16, 2012, there was approximately $0.1 million of unrecognized compensation expense for stock options which will be recorded through the first quarter of 2013. In each of the first halves of fiscal 2012 and 2011, less than $0.1 million was recorded as expense related to these stock options.

On January 31, 2012, the Compensation Committee of the Board of Directors approved an amendment to certain fully vested stock options for a member of management.  The amendment extended the period of time the option holder has to exercise the options upon termination from the Company due to death or disability.  As a result of the modification, the Company re-valued the modified awards as a new grant, which resulted in total incremental non-cash stock-based compensation expense of $0.1 million which was recorded in the first half of fiscal 2012.

Restricted Stock Compensation/Awards

The Company grants restricted shares to its Board of Directors in which the shares become fully vested after one year of service from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period. In May 2012, the Company granted 12,222 restricted shares to its Board of Directors, which vest fully after one year of service from their grant date.  At June 16, 2012, there was $0.2 million of unrecognized compensation expense related to these awards which will be recorded through fiscal 2012. Expense related to this restricted stock in the second quarter of 2012 was $0.1 million.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan (LTIP).  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March, in October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. As of June 16, 2012, there was approximately $0.6 million of unrecognized compensation expense related to these awards. The Company continues to record compensation expense through the vesting period of these awards. In the first half of fiscal 2012 and fiscal 2011, approximately $0.2 million and $0.2 million were recorded as expense related to these awards, respectively.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 Long Term Incentive Plan (LTIP). The restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore the Company began accruing compensation expense in fiscal 2011, based on the Company's assessment in fiscal 2011 as to the probability that the performance criteria would be achieved. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.8 million of unrecognized compensation expense remaining related to these awards as of June 16, 2012. In the first halves of fiscal 2012 and 2011, $0.1 million and $0.2 million of compensation expense was recorded related to these awards, respectively.

The Company approved future restricted stock awards of 10,000 shares to be granted at the end of fiscal 2012 based on the performance of a member of management. The restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date is prior to the grant date and therefore the Company began accruing compensation expense related to these awards in fiscal 2012. As of the end of the second quarter of 2012, the Company believed the performance criteria to be achievable. There was approximately $0.2 million of unrecognized compensation expense remaining related to this award as of June 16, 2012. In the first half of fiscal 2012, less than $0.1 million of compensation expense was recorded related to this award.

In April 2012, as part of management's annual compensation for fiscal 2012, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2012. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2012, based on the Company's assessment as to the probability that the performance criteria would be achieved. There was approximately $1.7 million in unrecognized compensation expense remaining related to these awards as of June 16, 2012. In the first half of fiscal 2012, $0.1 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the period ended June 16, 2012:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2011	114,038	12.82
Vested - January 1, 2012	(35,216)	12.42
Granted – February 29, 2012	59,502	22.11
Granted - May 4, 2012	12,222	20.56
Vested - May 6, 2012	(8,346)	17.97
Nonvested shares outstanding at June 16, 2012	142,200	17.17

Performance Restricted Stock Awards

In addition, the Company granted to certain key employees in one of the Company’s operating divisions 55,000 restricted stock awards. These restricted shares were originally subject to forfeiture if certain performance goals were not achieved by fiscal year end 2011, but in 2010 were modified to eliminate the performance condition, and the awards vest in four tranches over four years.

On June 16, 2012, all of these awards had vested except for 11,000 shares, which will vest on May 17, 2013. As of June 16, 2012, there was approximately $0.1 million of unrecognized compensation expense related to these awards which will be recorded through May 2013. In the first halves of fiscal 2012 and 2011, less than $0.1 million was recorded as expense related to these awards, respectively.

Employee Stock Purchase Plan

As of June 16, 2012, the Company had reserved 22,171 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008. In addition, on May 3, 2012, 60,000 additional shares were made available for purchase under the Plan at the Annual Meeting of Shareholders.  In the first half of fiscal 2012, employees purchased 11,947 shares of the Company’s common stock with a weighted average fair market value of $18.34 per share.

(13)    STOCKHOLDERS' EQUITY

In the second quarter of fiscal 2012, the Company completed a follow-on public offering. In connection with the follow-on offering, the Company sold 3,400,000 additional shares of common stock at $20.50, raising net proceeds of approximately $65.5 million, after underwriting discounts and transaction costs. The Company used a portion of the net proceeds to pay off the outstanding balance of its revolving credit facility of approximately $12.4 million.

(14)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second fiscal quarters and first halves of 2012 and 2011, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share.  The table also provides the number of shares of common stock potentially issuable at the end of the second quarter of fiscal 2012 and 2011, and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period (in thousands, except per share data):

	Second Quarter Ended,		First Half Ended,
	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011
Net income	$1,218	$719	$1,488	$1,057

Weighted average basic shares outstanding	16,689	14,306	15,588	14,277
Dilutive shares for share–based compensation plans	451	444	462	306
Weighted average diluted shares outstanding	17,140	14,750	16,050	14,583

Net income per share: basic	$0.07	$0.05	$0.10	$0.07
Net income per share: diluted	$0.07	$0.05	$0.09	$0.07

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on February 29, 2012.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance.  You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Forward-looking statements speak only as of the date of this quarterly report.  Factors that could cause such differences include those described in "Risk Factors" identified in this Form 10-Q and the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2011 filed with the SEC on February 29, 2012.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and twenty-four week periods ended June 16, 2012 and June 18, 2011, each referred to as "quarter ended" or "second quarter ended" or "second fiscal quarter" and "first half" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, and own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 71 branch facilities providing services to customers in 42 states. All of our operations are in the United States. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services sales are generated primarily from providing parts cleaning and waste removal services for our customers. Our Oil Business segment consists of our used oil collection and used oil re-refining activities. Revenues from one customer in the Oil Business segment represented approximately 10.2% of our consolidated revenues for the first half of fiscal 2012. No single customer accounted for more than 10% of consolidated revenues in the second quarter of fiscal 2012. There were no intersegment revenues during the second quarter or first half of fiscal 2012.

We use profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization.

In fiscal 2011, we completed the construction of our used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery has an input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of base oil per year when operating at full capacity. The cost to construct the used oil re-refinery was approximately $54 million.

Following mechanical completion of the second phase of the used oil re-refinery at the end of 2011, the re-refinery began to produce base oil during the first quarter of 2012. By the end of the first quarter, we had commenced regular operation of the re-refinery and began to produce high quality Group II base oil. We continued to increase our rate of production during the second quarter. During the second quarter and first half of fiscal 2012, we sold approximately 5.2 million gallons and 7.9 million gallons of high quality Group II base oil, respectively.

As we continue to ramp up our Oil Business, we should see margin improvement in this segment from several areas. We expect to continue to increase the production rate at the re-refinery and run the re-refinery on a more consistent basis during the remainder of 2012. This should allow us to leverage the fixed cost associated with our re-refinery over a greater volume of used oil processed through the facility. Compared to the first half of 2012, we also expect to derive an increasing portion of our sales in the Oil Business segment from higher value Group II base oil as opposed to lower value intermediate products. This shift in sales mix should provide margin improvement for the Oil Business segment. As we are able to secure more approvals from the major additive suppliers, we should be able to sell our base oil at less of a discount than we do currently. We expect the oil collection routes that we have added at the end of last year and earlier this year to become more efficient, which should also improve margins.

In fiscal 2011, we acquired certain assets and liabilities of several used oil collectors for a total consideration of $8.1 million in order to increase used oil collection volume. The operating results of these acquisitions are included in our consolidated results of operations from the dates of the acquisition. For further discussion see Note 3 in our consolidated financial statements included elsewhere in this document.

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

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. We test goodwill for impairment annually and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In fiscal 2011, we tested goodwill for impairment. In the second quarter and first half of fiscal 2012 there were no triggering events that would require us to test for impairment. Our determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

New Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update provides guidance that is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS, and changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update is not intended to result in a change in the application of the requirements in Topic 820. The amendments in this update include those that clarify the FASB's intent about the application of existing fair value measurement requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial results.

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of sales for the periods indicated (dollars in thousands):

	For the Quarter Ended,				First Half Ended,
	June 16, 2012		June 18, 2011		June 16, 2012		June 18, 2011

Sales	$62,271	100.0%	$31,968	100.0%	$112,780	100.0%	$60,707	100.0%
Operating expenses -
Operating costs	51,908	83.4%	24,729	77.4%	94,245	83.6%	47,241	77.8%
Selling, general and administrative expenses	6,237	10.0%	4,815	15.1%	11,994	10.6%	9,356	15.4%
Depreciation and amortization	1,911	3.1%	1,215	3.8%	3,683	3.3%	2,325	3.8%
Loss (gain) on disposal of fixed assets - net	(2)	—%	(12)	—%	(2)	—%	(12)	—%
Operating income	2,217	3.6%	1,221	3.8%	2,860	2.5%	1,797	3.0%
Interest expense – net	146	0.2%	10	—%	333	0.3%	14	—%
Income before income taxes	2,071	3.3%	1,211	3.8%	2,527	2.2%	1,783	2.9%
Provision for income taxes	853	1.4%	492	1.5%	1,039	0.9%	726	1.2%
Net income	$1,218	2.0%	$719	2.2%	$1,488	1.3%	$1,057	1.7%

Sales

For the second quarter of fiscal 2012, sales increased $30.3 million, or 94.8%, to $62.3 million from $32.0 million in the second quarter of fiscal 2011. For the first half of fiscal 2012, sales increased $52.1 million, or 85.8%, to $112.8 million from $60.7 million for the first half of fiscal 2011. The increase was the result of sales of base oil and re-refinery byproducts at our used oil re-refinery in the second quarter and first half of fiscal 2012, which was still under construction in the first half of fiscal 2011. In addition, sales grew for all services in the first half of fiscal 2012 compared to the first half of fiscal 2011 as we continued to add customers.

Operating expenses

Operating costs

The increase in operating costs as a percentage of sales in the second quarter and first half of fiscal 2012 was in part related to the production of base oil and by-products at the used oil re-refinery, which was running throughout the second quarter. In addition, we continued to increase our used oil collection efforts in order to feed our used oil re-refinery, and we incurred costs at branches as we increased the number of used oil collection trucks in service. The increase in the price of diesel fuel impacted the cost of operating our service and collection fleet and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges from our vendors. Reuse solvent sales had a positive impact on operating costs during the second fiscal quarter of 2012 of $0.1 million compared to $0.5 million in the second quarter of fiscal 2011 and a positive impact on operating costs during the first half of 2012 of $0.2 million compared to $0.8 million in the first half of 2011.

Selling, general, and administrative expenses

Overall, selling, general and administrative expenses as a percentage of sales declined to 10.6% in the first half of fiscal 2012 from 15.4% in the first half of fiscal 2011. Selling, general and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 85.8% during the first half of the fiscal year. In particular, the Oil Business segment was able to leverage our selling, general and administrative costs with high-value product sales that do not require the same level of administrative costs.

Interest expense

Interest expense for the second quarter of fiscal 2012 was $0.1 million, compared to less than $0.1 million in the second quarter of fiscal 2011. Interest expense for the first half of fiscal 2012 was $0.3 million, compared to less than $0.1 million in the first half of fiscal 2011. The increase in interest expense in the second quarter and first half of fiscal 2012 was a result of the interest expense incurred on our term note and bank revolver, which were not outstanding in the second quarter and first half of fiscal 2011. In the first halves of fiscal 2012 and 2011, we capitalized less than $0.1 million of interest on our outstanding debt that was used to fund various capital projects.

Provision for income taxes

In fiscal 2011, we were able to take advantage of bonus depreciation on the majority of our capital expenditures. We recorded a significant noncurrent deferred tax liability to record the inability to deduct the depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the depreciation, we recorded a significant gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. Our balance remaining on the NOL as of June 16, 2012 was $42.0 million. We recorded a deferred tax asset related to our net NOL of $15.2 million.

Our effective tax rate for the second quarter of fiscal 2012 was 41.2% compared to 40.6% in the second quarter of fiscal 2011. Our effective tax rate for the first half of fiscal 2012 was 41.1% compared to 40.7% in the first half of fiscal 2011.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Second Quarter Ended,		Increase
	June 16, 2012	June 18, 2011	$	%
Sales:
Environmental Services	$32,047	$27,641	$4,406	15.9%
Oil Business	30,224	4,327	25,897	598.5%
Total	$62,271	$31,968	$30,303	94.8%

	First Half Ended,		Increase
	June 16, 2012	June 18, 2011	$	%
Sales:
Environmental Services	62,560	53,753	8,807	16.4%
Oil Business	50,220	6,954	43,266	622.2%
Total	112,780	60,707	52,073	85.8%

For the second quarter of fiscal 2012, Environmental Services sales increased $4.4 million, or 15.9%, to $30.5 million from $26.1 million in the second quarter of fiscal 2011. For the first half of fiscal 2012, Environmental Services sales increased $8.8 million, or 16.4%, to $62.6 million from $53.8 million in the first half of fiscal 2011. Sales grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in the second quarter and first half of fiscal 2012. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches.

At the end of the second quarter of 2012, the Environmental Services segment was operating 71 branch locations compared with 66 at the end of the second quarter of fiscal 2011.  There were 66 branches that were in operation during both the second quarter of fiscal 2012 and the second quarter of fiscal 2011, which collectively experienced an increase of $3.4 million, or 12.4% in same-branch sales during the second quarter of fiscal 2012 compared to the same period of fiscal 2011.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 63 branches experienced a collective increase in sales of $3.7 million, or 14.9% during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. On a year-to-date basis, same branch sales increased $7.0 million, or 13.0%, for these same 66 branches. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 63 branches experienced an increase of $7.5 million, or 15.5%.

Oil Business sales increased $25.9 million for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to the sales of re-refined base oil, intermediate products, and re-refinery byproducts. During the second quarter of fiscal 2012, we fed 10.3 million gallons of used oil into the re-refinery, which allowed us to produce and sell intermediate and base oil products as planned. During the second quarter and first half of fiscal 2012, we sold approximately 5.2 million gallons and 7.9 million gallons of high quality Group II base oil, respectively. For the first half of fiscal 2012, Oil Business sales increased $43.3 million compared to the first half of fiscal 2011.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands)

	Second Quarter Ended,		Increase (Decrease)
	June 16, 2012	June 18, 2011	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$7,199	$6,631	$568	8.6%
Oil Business	1,397	(440)	1,837	417.5%
Total	$8,596	$6,191	$2,405	38.8%

	First Half Ended,		Increase (Decrease)
	June 16, 2012	June 18, 2011	$	%
Profit (loss) before corporate SG&A*
Environmental Services	12,381	12,662	(281)	(2.2)%
Oil Business	2,750	(1,217)	3,967	326.0%
Total	15,131	11,445	3,686	32.2%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A increased 8.6% in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011. The increase was a result of increased sales of 15.9%. Environmental services profit before

SG&A decreased 2.2% in the first half of fiscal 2012, as compared to the first half of fiscal 2011 due to increased operating costs. Higher cost of petroleum based products negatively affected our operating costs. However, compared to the second quarter and first half of fiscal 2011, we did not receive the same benefit from selling our reuse solvent at prices higher than the carrying value or from increased inventory value of solvent returned from customers held in inventory for reuse. In addition, prices of diesel fuel remained higher than the prior year, which impacted the cost of operating our service fleet and caused the transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges. Newer branches in the west were particularly impacted by these additional fuel prices, as they are typically located further away from operational and logistical supply lines. In the second quarter of fiscal 2012, the profit before corporate SG&A in Environmental Services increased to 22.5% from 17.0% in the first quarter of fiscal 2012.

Oil Business profit before corporate SG&A increased $1.8 million and $4.0 million in the second quarter and first half of fiscal 2012, respectively, compared to a loss of $0.4 million and $1.2 million in the second quarter and first half of fiscal 2011, respectively. This was the result of increased margins from selling base oil, intermediate products, and byproducts from the used oil re-refinery compared to the first half of fiscal 2011 when most of the Oil Business revenue came from lower value used oil. Second quarter profit before corporate SG&A was negatively impacted by a write down in inventory value due to a decline in the price of oil.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 16, 2012 and December 31, 2011, cash and cash equivalents were $50.6 million and $2.2 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

In the second quarter of fiscal 2012, we raised net proceeds of approximately $65.5 million in a follow-on public offering of common stock and paid off the outstanding balance of our revolving credit facility of approximately $12.4 million. We intend to use the remainder of the net proceeds for general corporate purposes which may include the addition of re-refining capacity via expansion of our existing re-refinery, construction of a new re-refinery, or investments in existing re-refineries. We may also use a portion of the net proceeds to fund possible acquisitions.  Any development of additional re-refining capacity may require adjustment to the capital expenditure limit in our existing credit facility.

Our secured bank credit facility allows for up to $40 million in borrowings, of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining portion of the credit facility is in the form of a revolving loan under which up to an additional $20 million is available. The revolving loan expires on December 14, 2012.  As of June 16, 2012 and December 31, 2011 we had $20 million outstanding on borrowings on our term loan. During the second quarter of fiscal 2012, we paid off the balance of the revolver of approximately $12.4 million and had no amounts outstanding under the revolver at June 16, 2012. During the second quarter and first half of fiscal 2012, we recorded interest of $0.1 million and $0.3 million, respectively. In the first halves of fiscal 2011 and 2012 less than $0.1 million in interest was capitalized, respectively.

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

As of June 16, 2012, and December 31, 2011, we were in compliance with all covenants under the credit facility. As of June 16, 2012, and December 31, 2011, we had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $19.7 million and $11.4 million was available for borrowing under the bank credit facility, respectively.

    On February 23, 2011, we executed promissory notes with a combined face value of $2.6 million in conjunction with the purchase of the Warrior Group's assets. The promissory notes are non-interest bearing and are subordinated to our secured bank credit facility. The promissory notes were recorded at the net present value of the notes of approximately $1.8 million as of June 16, 2012 of which $0.6 million is recorded as current maturities of long-term debt. During the second fiscal quarter and first half of 2012, we made $0.1 million and $0.3 million in payments on these notes, respectively. We accrued imputed interest expense on these notes of $10,078 in each of the second fiscal quarters of 2012 and 2011. We accrued imputed interest expense on these notes of $20,156 and $13,798 in the first halves of 2012 and 2011, respectively.

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

Summary of Cash Flow Activity

	First Half Ended,
	June 16, 2012	June 18, 2011
Net cash provided by (used in):
Operating activities	$(3,928)	$(3,777)
Investing activities	(14,709)	(20,434)
Financing activities	67,024	9,877
Net increase (decrease) in cash and cash equivalents	$48,387	$(14,334)

Net Cash Used in Operating Activities — The most significant items affecting the comparison of our operating activities for the periods presented are summarized below:

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $4.8 million in the first half of fiscal 2012 compared to the first half of fiscal 2011.  During the first half of fiscal 2012, we experienced an improvement in sales compared to the prior year, due in part to the sale of re-refined base oil and by-products from the start-up of the used oil re-refinery. This acceleration of sales led to a higher accounts receivable balance at the end of the second quarter of 2012.

•
Accounts Payable — The increase in accounts payable positively affected cash flows from operations by $3.7 million in the first half of fiscal 2012. The increase was the result of increased used oil collection efforts and increased payables related to operating expenses for the used oil re-refinery. In addition, the Company's operational costs and related payables increased as a result of growth in the Environmental Services segment.

•
Depreciation Expense — The increase in depreciation expense, as a result of the start-up of the used oil re-refinery, had a positive effect on cash flows from operations of $1.4 million in the first half of fiscal 2012 compared to the first half of fiscal 2011.

•
Inventory — The increase in inventory negatively affected cash flows from operations by $1.2 million in the first half of fiscal 2012 compared to the first half of fiscal 2011.  Inventory values increased due to the added value and volumes of re-refined base oil and by-product at our used oil re-refinery.

•
Earnings improvement — Our increase in net income for the first half of fiscal 2012 positively impacted our net cash provided by operating activities by $0.4 million compared to the first half of fiscal 2011.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures and software and intangible assets— We used $14.7 million and $20.4 million for capital expenditures during the first half of fiscal 2012 and the first half of fiscal 2011, respectively.  During the first half of fiscal 2012, we spent approximately $9.3 million for the completion of the used oil re-refinery. During the first half of fiscal 2011 we spent approximately $17.0 million on the construction of the used oil re-refinery. Additionally, in the first half of fiscal 2012, approximately $2.6 million of the capital expenditures were for purchases of parts cleaning machines compared to $2.2 million in the first half of fiscal 2011.  In the first half of fiscal 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million. The remaining $2.8 million in the first half of fiscal 2012 was for other items including capital expenditures at the site of the used oil office equipment, leasehold improvements, software, and intangible assets compared to $0.3 million in the first half of fiscal 2011.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Follow-on Public Offering — During the first half of 2012, we received approximately $65.5 million in net proceeds from a follow-on public offering of common stock. We used these proceeds to pay off the outstanding balance of our revolving credit facility of approximately $12.4 million.

•	Proceeds from note payable - bank — During the first half of fiscal 2011, we drew $10.0 million on our term loan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.   Our weighted average borrowings under our bank credit facility during the first half of fiscal 2012 was $24.5 million, and the annual effective interest rate for the first half of fiscal 2012 was 3.0%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.1 million change to our interest expense in the first half of fiscal 2012.

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

There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2012 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ecological Services Inc. ("ESI") CERCLA

On October 1, 2010, Ecological Services, Inc. ("ESI"), a non-hazardous wastewater and oily water treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding. The U.S. Environmental Protection Agency ("EPA") has determined that we were the third largest contributor of waste to the site over the last six years of ESI's operation and assigned us a proportional share of the costs related to the clean up of the ESI site as a Potential Responsible Party ("PRP"). On March 30, 2011, we signed an Administrative Consent Agreement with the EPA and the other significant PRPs to manage storm water at the site and clean the process residues from tanks (the "Consent Agreement"). Under the Consent Agreement, the PRPs are responsible for the EPA's past and future costs and the cost of removing all waste and chemicals remaining at the ESI site. The current estimate for waste removal, stormwater treatment, and other remediation at the site is $10.0 million, of which our proportionate cost would be $0.9 million if no additional PRP's contribute to the fund. We expensed $0.6 million as our proportional share of the costs in fiscal 2011. We filed a claim with our insurance carrier for coverage under an existing policy. We have also filed a claim under ESI's environmental insurance policy under which we are listed as an additional insured. We received $5,000 from our insurance carrier in the second quarter for our obligation, but our insurance provider has declined to make subsequent payments. We intend to challenge our insurance carrier's position regarding coverage and to also pursue insurance coverage under ESI's environmental insurance policy under which we are listed as an additional insured.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 26, 2012	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer