Form 10-Q
period 2012-09-08
Heritage-Crystal Clean, Inc.
filed 2012-10-18
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 8, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On October 12, 2012, there were outstanding 18,068,352 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I
ITEM 1. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 8, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$46,379	$2,186
Accounts receivable - net	29,044	17,047
Inventory - net	26,415	21,260
Deferred income taxes	3,301	986
Income tax receivables - current	174	1,040
Other current assets	3,409	1,955
Total Current Assets	108,722	44,474
Property, plant and equipment - net	71,740	66,653
Equipment at customers - net	17,744	16,408
Software and intangible assets - net	4,424	4,469
Goodwill	1,798	1,798
Income tax receivables - noncurrent	—	254
Total Assets	$204,428	$134,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,596	$21,266
Accrued salaries, wages, and benefits	3,074	2,930
Taxes payable	1,310	1,121
Current maturities of long-term debt and term loan	1,678	1,053
Other accrued expenses	2,545	2,562
Total Current Liabilities	27,203	28,932
Term loan, less current maturities	18,625	19,500
Long-term debt, less current maturities	953	1,338
Contingent consideration, less current portion	580	1,027
Deferred income taxes	7,802	4,706
Total Liabilities	55,163	55,503

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 18,062,091 and 14,448,331 shares issued and outstanding at September 8, 2012 and December 31, 2011, respectively	$181	$144
Additional paid-in capital	141,217	73,065
Retained earnings	7,867	5,344
Total Stockholders' Equity	149,265	78,553
Total Liabilities and Stockholders' Equity	$204,428	$134,056

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011

Revenues
Product revenues	31,348	10,919	84,505	20,670
Service revenues	30,718	26,325	90,341	77,281
Total revenues	$62,066	$37,244	$174,846	$97,951

Operating expenses
Operating costs	52,718	30,197	146,963	77,438
Selling, general, and administrative expenses	5,575	4,886	17,569	14,242
Depreciation and amortization	1,904	1,208	5,587	3,533
Loss (gain) on disposal of fixed assets - net	—	1	(3)	(11)
Operating income	1,869	952	4,730	2,749
Interest expense – net	112	9	445	23
Income before income taxes	1,757	943	4,285	2,726
Provision for income taxes	723	335	1,762	1,061
Net income	$1,034	$608	$2,523	$1,665

Net income per share: basic	$0.06	$0.04	$0.15	$0.12
Net income per share: diluted	$0.06	$0.04	$0.15	$0.11

Number of weighted average shares outstanding: basic	18,060	14,325	16,412	14,293
Number of weighted average shares outstanding: diluted	18,412	14,822	16,783	14,674

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total

Balance, December 31, 2011	14,448,331	$144	$73,065	$5,344	$78,553
Net income	—	—	—	2,523	2,523
Issuance of common stock - net	3,400,000	34	65,479	—	65,513
Issuance of common stock - ESPP	19,300	—	330	—	330
Exercise of stock options	141,789	2	1,581	—	1,583
Share-based compensation	52,671	1	762	—	763
Balance, September 8, 2012	18,062,091	$181	$141,217	$7,867	$149,265

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 8, 2012	September 10, 2011
Cash flows from Operating Activities:
Net income	$2,523	$1,665
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,587	3,533
Bad debt provision	694	459
Share-based compensation	763	766
Deferred rent	21	43
Non-cash interest expense	30	27
Deferred taxes	781	127
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,691)	(4,065)
Decrease (increase) in income tax receivables	1,120	(840)
Increase in inventory	(5,155)	(6,520)
Increase in prepaid and other current assets	(1,454)	(445)
Increase in accounts payable	3,883	3,099
(Decrease) increase in accrued expenses	(152)	2,897
Cash (used in) provided by operating activities	(4,050)	746

Cash flows from Investing Activities:
Capital expenditures	(17,997)	(28,331)
Software and intangible asset expenditures	(521)	(473)
Business acquisitions, net of cash acquired	—	(921)
Cash used in investing activities	(18,518)	(29,725)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	65,843	182
Proceeds from the exercise of stock options	1,583	23
(Repayments of) proceeds from term loan	(250)	20,000
Borrowings under revolving credit facility	28,180	—
Repayments of revolving credit facility	(28,180)	—
Repayments of notes payable	(415)	(280)
Cash provided by financing activities	66,761	19,925
Net increase (decrease) in cash and cash equivalents	44,193	(9,054)
Cash and cash equivalents, beginning of period	2,186	21,757
Cash and cash equivalents, end of period	$46,379	$12,703

Supplemental disclosure of cash flow information:
Income taxes paid	230	179
Cash paid for interest, net of capitalized interest of $65 and $58, respectively	519	—
Supplemental disclosure of non-cash information:
Payables for construction in progress	1,497	5,046
Business acquisitions, liabilities assumed	—	15
Business acquisitions, notes issued	—	2,384
Business acquisitions, common stock issued	—	800
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 8, 2012

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

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on December 31, 2011.  The current fiscal year will end on December 29, 2012. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

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

The Company has adjusted presentation of the Income Statement to separately present revenues from the sale of tangible products and revenues from services. In the Company's Environmental Services segment, product revenues include sales of solvent, machines, and accessories to customers, and service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, byproducts, and used oil, and service revenues include revenues from collecting and disposing of waste water.

In the second quarter of fiscal 2012, the Company raised net proceeds, after offering costs, of approximately $65.5 million in a follow-on public offering of common stock. Further details regarding this transaction can be found in Footnote 13, "Stockholders' Equity."

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

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at its net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil, transportation, and costs to operate the used oil re-refinery, including personnel costs and utilities.

Operating costs also include the Company's costs of operating its branch system and hubs. These costs include personnel costs (including commissions), facility rent and utilities, and truck leases, fuel, and maintenance. Operating costs are not presented separately for products and services.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and restructuring costs to be expensed in periods subsequent to the acquisition date. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired becomes known.

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

The Company’s financial instruments consist primarily of cash, trade receivables, trade payables, and short term debt.  As of September 8, 2012 and December 31, 2011, the carrying values of cash, trade receivables, trade payables, and short term debt are considered to be representative of their respective fair values due to the short maturity of these instruments.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. In fiscal 2011, the Company tested goodwill for impairment and determined goodwill not to be impaired. In the third quarter of fiscal 2012 there were no triggering events that would require the Company to test for impairment. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

(3)    BUSINESS COMBINATIONS

On February 23, 2011, the Company acquired certain assets and liabilities of Warrior Oil Service, Inc., JBS Oil, Inc., C&J Recovery, LLC, and affiliates, a group of related companies (collectively, "Warrior Group") in exchange for $0.9 million in cash, $0.8 million of the Company's common stock, and $2.6 million in subordinated notes with maturity dates of February 1,

2014 and November 1, 2015. The Company recorded the purchase price allocation of $2.0 million to property, plant and equipment, $1.2 million to goodwill, $0.8 million to intangible assets, and $0.1 million to inventory for a total of $4.1 million. The difference between the consideration of $4.3 million and the allocation of $4.1 million is due to the non-interest bearing promissory notes being recorded at their net present value which is $0.2 million less than the face value of the notes. The Company recorded expense of less than $0.1 million in transaction costs in fiscal 2011 related to this acquisition. The Company acquired the Warrior Group to add used oil collection volume primarily in the states of Indiana, Illinois, and Kentucky. The Company's balance sheet as of December 31, 2011 has been retrospectively adjusted to reflect the final valuation of the Warrior Group.

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

The operating results of the acquisitions are included in the Company's consolidated results of operations and also in the Oil Business segment from the date of acquisition.  In addition, the Company has allocated the assets acquired, including goodwill, to the Oil Business segment for both the Warrior and Crystal Flash acquisitions.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 8, 2012	December 31, 2011
Trade	$28,947	$16,988
Less allowance for doubtful accounts	(981)	(698)
Trade - net	27,966	16,290
Related parties	597	197
Other	481	560
Total accounts receivable - net	$29,044	$17,047

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 8, 2012 and the fiscal year ended December 31, 2011 (in thousands):

	September 8, 2012	December 31, 2011
Balance at beginning of period	$698	$647
Provision for bad debts	694	493
Accounts written off, net of recoveries	(411)	(442)
Balance at end of period	$981	$698

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	September 8, 2012	December 31, 2011
Oil	$12,400	$8,009
Solvents	8,948	7,906
Machines	2,486	2,658
Drums	1,391	1,440
Accessories	1,374	1,406
Total inventory	26,599	21,419
Less reserves	(184)	(159)
Total inventory - net	$26,415	$21,260

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

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 8, 2012	December 31, 2011
Buildings and storage tanks	$46,548	$26,306
Machinery, vehicles and equipment (a)	27,228	21,256
Leasehold improvements	2,188	1,755
Land	715	677
Construction in progress	6,301	25,309
Total property, plant and equipment	82,980	75,303
Less accumulated depreciation	(11,240)	(8,650)
Property, plant and equipment - net	$71,740	$66,653

	September 8, 2012	December 31, 2011
Equipment at customers	$40,553	$36,803
Less accumulated depreciation	(22,809)	(20,395)
Equipment at customers - net	$17,744	$16,408

________________
(a) Includes preliminary fair value of assets acquired in the Crystal Flash acquisition described in Note 3 that may be adjusted as additional information becomes known.

(7)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	September 8, 2012	December 31, 2011
Accounts payable	$18,251	$20,678
Accounts payable - related parties	345	588
Total accounts payable	$18,596	$21,266

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

The Company's secured bank credit facility as of September 8, 2012 allows for up to $39.8 million in borrowings. As of September 8, 2012 and December 31, 2011, the Company's total borrowings were $19.8 million and $20.0 million, under the term loan which has a maturity date of March 15, 2016. The remaining portion of the credit facility is in the form of a revolving loan which expires on December 14, 2012 under which up to an additional $20.0 million is available. There were no amounts outstanding under the revolver at September 8, 2012 and December 31, 2011.

In the second quarter of fiscal 2012 the Company raised net proceeds of approximately $65.5 million in a follow-on public offering of common stock and paid off the outstanding balance of its revolving credit facility of approximately $12.4 million.

During the first three quarters of 2012, the Company recorded interest of $0.4 million on both the term loan and revolving credit facility, of which $0.1 million was capitalized for various capital projects.

Under the terms of the credit facility, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1, in which case the rate would be the prime rate plus 50 basis points.  The Company also has the option to lock in a portion of its borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on the Company's leverage ratio. The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also includes an excess cash flow provision that requires additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeds the formula rate set forth in the credit facility. Amounts borrowed under the credit facility are secured by substantially all of the Company’s tangible and intangible assets. The Company's weighted average interest rate as of September 8, 2012 was 2.77%.

As of September 8, 2012, the Company was in compliance with all covenants under the credit facility. As of September 8, 2012, and December 31, 2011, the Company had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $19.7 million and $11.4 million was available for borrowing under the bank credit facility, respectively.

Notes Payable

At September 8, 2012 and December 31, 2011, the Company has outstanding notes payable related to the Warrior Acquisition of approximately $1.5 million and $1.9 million, of which $0.6 million and $0.5 million, respectively, were recorded as current maturities.

(9)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management and vacuum truck service activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. No single customer accounted for more than 10% of consolidated revenues in the third quarter or first three quarters of fiscal 2012. Revenues from one customer in the Oil Business segment represented approximately 20.5% and 11.5% of the Company's consolidated revenues for the third quarter and first three quarters of fiscal 2011, respectively. There were no intersegment revenues.

Operating segment results for the third quarter and first three quarters ended September 8, 2012 and September 10, 2011 were as follows (in thousands):

For the Quarter Ended,
September 8, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,638	$28,710		$31,348
Service revenues	29,501	1,217		30,718
Total revenues	$32,139	$29,927		$62,066
Operating expenses
Operating costs	24,985	27,733	—	52,718
Operating depreciation and amortization	1,084	665	—	1,749
Profit before corporate selling, general, and administrative expenses	6,070	1,529	—	7,599
Selling, general, and administrative expenses	—	—	5,575	5,575
Depreciation and amortization from SG&A	—	—	155	155
Total selling, general, and administrative expenses			5,730	5,730
Loss (gain) on disposal of fixed assets - net			—	—
Operating income				1,869
Interest expense - net	—	—	112	112
Income before income taxes				1,757
Provision for income taxes	—	—	723	723
Net income				$1,034

For the Quarter Ended,
September 10, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,065	$8,854		$10,919
Service revenues	25,564	761		26,325
Total revenues	$27,629	$9,615	$—	$37,244
Operating expenses
Operating costs	22,145	8,052	—	30,197
Operating depreciation and amortization	977	90	—	1,067
Profit (loss) before corporate selling, general, and administrative expenses	4,507	1,473		5,980
Selling, general, and administrative expenses	—	—	4,886	4,886
Depreciation and amortization from SG&A	—	—	141	141
Total selling, general, and administrative expenses			5,027	5,027
Loss (gain) on disposal of fixed assets - net			1	1
Operating income				952
Interest expense - net	—	—	9	9
Income before income taxes				943
Provision for income taxes	—	—	335	335
Net income				$608

First Three Quarters Ended,
September 8, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$7,813	$76,692		$84,505
Service revenues	86,886	3,455		90,341
Total revenues	$94,699	$80,147		$174,846
Operating expenses
Operating costs	73,053	73,910	—	146,963
Operating depreciation and amortization	3,195	1,956	—	5,151
Profit before corporate selling, general, and administrative expenses	18,451	4,281	—	22,732
Selling, general, and administrative expenses	—	—	17,569	17,569
Depreciation and amortization from SG&A	—	—	436	436
Total selling, general, and administrative expenses			18,005	18,005
Loss (gain) on disposal of fixed assets - net			(3)	(3)
Operating income				4,730
Interest expense - net	—	—	445	445
Income before income taxes				4,285
Provision for income taxes	—	—	1,762	1,762
Net income				$2,523

First Three Quarters Ended,
September 10, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$6,219	$14,451		$20,670
Service revenues	75,163	2,118		77,281
Total revenues	$81,382	$16,569	$—	$97,951
Operating expenses
Operating costs	61,342	16,096	—	77,438
Operating depreciation and amortization	2,871	217	—	3,088
Profit (loss) before corporate selling, general, and administrative expenses	17,169	256		17,425
Selling, general, and administrative expenses	—	—	14,242	14,242
Depreciation and amortization from SG&A	—	—	445	445
Total selling, general, and administrative expenses			14,687	14,687
Loss (gain) on disposal of fixed assets - net			(11)	(11)
Operating income				2,749
Interest expense - net	—	—	23	23
Income before income taxes				2,726
Provision for income taxes	—	—	1,061	1,061
Net income				$1,665

Total assets by segment as of September 8, 2012 and December 31, 2011 were as follows (in thousands):

	September 8, 2012	December 31, 2011
Total Assets:
Environmental Services	$34,895	$32,208
Oil Business	79,192	67,008
Unallocated Corporate Assets	90,341	34,840
Total	$204,428	$134,056

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

The Company has purchase obligations in the form of open purchase orders of $11.1 million as of September 8, 2012, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 8, 2012 and December 31, 2011, the Company had accrued $0.2 million and $0.2 million related to loss contingencies, respectively.

In October 2010, Ecological Services, Inc. ("ESI"), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding.  The U.S. Environmental Protection Agency ("EPA") has determined that the Company was the third largest Potential Responsible Party ("PRP") contributor of waste to the site over the last six years of ESI's operation and assigned the Company the proportional share of the costs related to the cleanup of the ESI site.  The Company joined with other PRPs to form a cooperative group to undertake the removal of waste and chemicals remaining at the site. The total cost of remediation at the site was $10.0 million. The Company incurred expenses of $0.6 million for the clean-up, beginning in the second quarter of fiscal 2011. The Company did not experience additional expenses in the first three quarters of fiscal 2012 related to ESI. The Company filed a claim with its insurance carrier for coverage under an existing policy. The Company has also filed a claim under ESI's environmental insurance policy under which it is listed as an additional insured. The Company received $5,000 from its insurance carrier in the second quarter of fiscal 2011 for its obligation, but the Company's insurance provider has declined to make subsequent payments. In October 2012, the Company received notification from the EPA that the remediation work at the site had been completed. The Company does not expect to experience additional liabilities related to this site.

(11)    INCOME TAXES

In fiscal 2011, the Company deducted for federal income tax purposes bonus depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011. The Company recorded a noncurrent deferred tax liability to reflect the book-tax difference for the resulting inability to deduct the federal income tax depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The balance remaining on the NOL as of September 8, 2012 was $40.3 million. The Company recorded a deferred tax asset as of December 31, 2011 related to its net NOL federal tax effected of $15.2 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At September 8, 2012, deferred tax assets do not include $0.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the third quarter of fiscal 2012 was 41.1% compared to 35.5% in the third quarter of fiscal 2011. The Company's effective tax rate for the first three quarters of fiscal 2012 was 41.1% compared to 38.9% in the first three quarters of fiscal 2011. Such increase in the effective tax rate was, in part, the result of recording a federal research tax credit in fiscal 2011 and not in fiscal 2012, as this credit has not yet been extended beyond 2011.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of September 8, 2012, the number of shares available for issuance under the Plan was 801,585 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Outstanding at December 31, 2011	771,337	$10.83	6.38	4,421
Granted	—
Exercised	(141,789)	$11.16
Options outstanding at September 8, 2012	629,548	$10.75	5.71	5,356

Nonvested stock options at September 8, 2012	39,403	$7.33	6.55	470
Options vested and exercisable at September 8, 2012	590,145	$10.98	5.65	4,886

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options outstanding at December 31, 2011	78,805	$3.24
Less: Shares vested during period	39,402	3.24
Nonvested stock options at September 8, 2012	39,403	$3.24

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

At September 8, 2012, there was less than $0.1 million of unrecognized compensation expense for stock options which will be recorded through the first quarter of 2013. In each of the first three quarters of fiscal 2012 and 2011, less than $0.1 million was recorded as expense related to these stock options.

On January 31, 2012, the Compensation Committee of the Board of Directors approved an amendment to certain fully vested stock options for a member of management.  The amendment extended the period of time the option holder has to exercise the options upon termination from the Company due to death or disability.  As a result of the modification, the Company re-valued the modified awards as a new grant, which resulted in total incremental non-cash stock-based compensation expense of $0.1 million which was recorded in the first three quarters of fiscal 2012.

Restricted Stock Compensation/Awards

The Company grants restricted shares to its Board of Directors that become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period. In May 2012, the Company granted 12,222 restricted shares to its Board of Directors, which vest fully after one year of service from their grant date.  In July 2012, the Board of Directors voted to accelerate the vesting of 2,037 of these shares upon the retirement of one of the directors. The Company expensed the entire fair value of the stock award in the third quarter of 2012. In addition, in July 2012, the Board of Directors granted 1,308 restricted shares to a new director. These shares will vest in May 2013, along with the remaining shares originally granted to the Board of Directors in May 2012. At September 8, 2012, there was $0.1 million of unrecognized compensation expense related to these awards which will be recorded through in the fourth quarter of fiscal 2012. Expense related to this restricted stock in the third quarter of 2012 was $0.1 million.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan (LTIP).  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March, in October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. As of September 8, 2012, there was approximately $0.5 million of unrecognized compensation expense related to these awards. The Company continues to record compensation expense through the vesting period of these awards. In the first three quarters of fiscal 2012 and fiscal 2011, approximately $0.2 million and $0.2 million were recorded as expense related to these awards, respectively.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 Long Term Incentive Plan (LTIP). The restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore the Company began accruing compensation expense in fiscal 2011, based on the Company's assessment in fiscal 2011 as to the probability that the performance criteria would be achieved. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.8 million of unrecognized compensation expense remaining related to these awards as of September 8, 2012. In the first three quarters of fiscal 2012 and 2011, $0.2 million and $0.2 million of compensation expense was recorded related to these awards, respectively.

The Company approved future restricted stock awards of 10,000 shares to be granted at the end of fiscal 2012 based on the performance of a member of management. The restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date is prior to the grant date and therefore the Company began accruing compensation expense related to these awards in fiscal 2012. As of the end of the third quarter of 2012, the Company believed the performance criteria to be achievable. There was approximately $0.2 million of unrecognized compensation expense remaining related to this award as of September 8, 2012. In the first three quarters of fiscal 2012, less than $0.1 million of compensation expense was recorded related to this award.

In April 2012, as part of management's annual compensation for fiscal 2012, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2012. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2012, based on the Company's assessment as to the probability that the performance criteria would be achieved. As such, there was approximately $0.5 million in unrecognized compensation expense remaining related to these awards as of September 8, 2012. In the first three quarters of fiscal 2012, $0.1 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the period ended September 8, 2012:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2011	114,038	12.82
Granted	73,032	21.16
Vested	(45,599)	13.80
Forfeited	(202)	16.53
Nonvested shares outstanding at September 8, 2012	141,269	17.11

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

On September 8, 2012, all of these awards had vested except for 11,000 shares, which will vest on May 17, 2013. As of September 8, 2012, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through May 2013. In the first three quarters of fiscal 2012 and 2011, less than $0.1 million was recorded as expense related to these awards, respectively.

Employee Stock Purchase Plan

As of September 8, 2012, the Company had reserved 14,818 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008. In addition, on May 3, 2012, 60,000 additional shares were made available for purchase under the Plan at the Annual Meeting of Shareholders.  In the first three quarters of fiscal 2012, employees purchased 19,300 shares of the Company’s common stock with a weighted average fair market value of $18.04 per share.

(13)    STOCKHOLDERS' EQUITY

In the second quarter of fiscal 2012, the Company completed a follow-on public offering of common stock. In the follow-on offering, the Company sold 3,400,000 additional shares of common stock at $20.50, raising net proceeds of approximately $65.5 million, after underwriting discounts and transaction costs. The Company used a portion of the net proceeds to pay off the outstanding balance of its revolving credit facility of approximately $12.4 million.

(14)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third fiscal quarters and first three quarters of 2012 and 2011, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	Third Quarter Ended,		First Three Quarters Ended,
	September 8, 2012	September 10, 2011	September 8, 2012	September 10, 2011
Net income	$1,034	$608	$2,523	$1,665

Weighted average basic shares outstanding	18,060	14,325	16,412	14,293
Dilutive shares for share–based compensation plans	352	497	371	381
Weighted average diluted shares outstanding	18,412	14,822	16,783	14,674

Net income per share: basic	$0.06	$0.04	$0.15	$0.12
Net income per share: diluted	$0.06	$0.04	$0.15	$0.11

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on February 29, 2012.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  These statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance.  You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.  Forward-looking statements speak only as of the date of this quarterly report.  Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2011 filed with the SEC on February 29, 2012.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise.  As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.  Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  Interim results are presented for the twelve week periods and twenty-four week periods ended September 8, 2012 and September 10, 2011, each referred to as "quarter ended" or "third quarter ended" or "third fiscal quarter" and "first three quarters" respectively.

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

Our Environmental Services sales are generated primarily from providing parts cleaning and waste removal services for our customers. Our Oil Business segment consists of our used oil collection and used oil re-refining activities. No single customer accounted for more than 10% of consolidated revenues in the third quarter or first three quarters of fiscal 2012. Revenues from one customer in the Oil Business segment represented approximately 20.5% and 11.5% of our consolidated revenues for the third quarter and first three quarters of fiscal 2011, respectively. There were no intersegment revenues during the third quarter or first three quarters of fiscal 2011 or fiscal 2012.

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

Following mechanical completion of the second phase of the used oil re-refinery at the end of 2011, the re-refinery began to produce base oil during the first quarter of 2012. By the end of the first quarter, we had commenced regular operation of the re-refinery and began to produce high quality Group II base oil. We continued to increase our rate of production during the third quarter. During the third quarter and first three quarters of fiscal 2012, we sold approximately 6.3 million gallons and 14.2 million gallons of base oil, respectively.

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

Critical Accounting Policies

Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Acquisitions

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded at the date of acquisition at their respective fair values. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred and restructuring costs to be expensed in periods subsequent to the acquisition date.

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

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. We test goodwill for impairment annually and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In fiscal 2011, we tested goodwill for impairment. In the third quarter and first three quarters of fiscal 2012 there were no triggering events that would require us to test for impairment. Our determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the Quarter Ended,				First Three Quarters Ended,
	September 8, 2012		September 10, 2011		September 8, 2012		September 10, 2011

Revenues
Product revenues	$31,348	50.5%	$10,919	29.3%	$84,505	48.3%	$20,670	21.1%
Service revenues	30,718	49.5%	26,325	70.7%	90,341	51.7%	77,281	78.9%
Total Revenues	$62,066	100.0%	$37,244	100.0%	$174,846	100.0%	$97,951	100.0%
Operating expenses -
Operating costs	52,718	84.9%	30,197	81.1%	146,963	84.1%	77,438	79.1%
Selling, general and administrative expenses	5,575	9.0%	4,886	13.1%	17,569	10.0%	14,242	14.5%
Depreciation and amortization	1,904	3.1%	1,208	3.2%	5,587	3.2%	3,533	3.6%
Loss (gain) on disposal of fixed assets - net	—	—%	1	—%	(3)	—%	(11)	—%
Operating income	1,869	3.0%	952	2.6%	4,730	2.7%	2,749	2.8%
Interest expense – net	112	0.2%	9	—%	445	0.3%	23	—%
Income before income taxes	1,757	2.8%	943	2.5%	4,285	2.5%	2,726	2.8%
Provision for income taxes	723	1.2%	335	0.9%	1,762	1.0%	1,061	1.1%
Net income	$1,034	1.7%	$608	1.6%	$2,523	1.4%	$1,665	1.7%

Revenues

For the third quarter of fiscal 2012, revenues increased $24.8 million, or 66.6%, to $62.1 million from $37.2 million in the third quarter of fiscal 2011. For the first three quarters of fiscal 2012, revenues increased $76.9 million, or 78.5%, to $174.8 million from $98.0 million for the first three quarters of fiscal 2011. The increase was the result of sales of base oil and re-refinery byproducts at our used oil re-refinery in the third quarter and first three quarters of fiscal 2012, compared to the third quarter and first three quarters of fiscal 2011, when the re-refinery was under construction or producing intermediate products and byproducts only. In addition, revenues grew for both segments in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011 as we continued to add customers.

Operating expenses

Operating costs

The increase in operating costs as a percentage of sales in the third quarter and first three quarters of fiscal 2012 was in part related to the production of base oil and by-products at the used oil re-refinery, which was running at higher capacity throughout the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, when it was only operating at partial capacity and was not producing base oil. We continue to ramp up our Oil Business which allows us to leverage fixed cost. We expect to continue to run the re-refinery on a more consistent basis during the remainder of 2012 allowing us to leverage the fixed costs associated with our re-refinery. We expect the oil collection routes that we have added at the end of last year and in the first three quarters of this year to become more efficient, which should also improve margins. The margin erosion in the Oil Business is primarily due to the decline in base oil pricing as the spread from crude price to posted base oil prices has declined during the third quarter.

The increase in the price of diesel fuel impacted the cost of operating our service and collection fleet and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges from our vendors. Reuse solvent sales had a negative impact on operating costs during the third quarter of 2012 of $0.2 million compared to a benefit of less than $0.1 million in the third quarter of fiscal 2011 and a negative impact on operating costs during the first three quarters of fiscal 2012 of less than $0.1 million compared to a benefit of $0.8 million in the first three quarters of fiscal 2011, as reuse prices experienced greater pricing volatility on higher volumes in the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2012, where inventory volumes were increasing and reuse prices had declined.

Selling, general, and administrative expenses

Overall, selling, general and administrative expenses as a percentage of sales declined to 10.0% in the first three quarters of fiscal 2012 from 14.5% in the first three quarters of fiscal 2011. Selling, general and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 78.5% during the first three quarters of the fiscal year. In particular, the Oil Business segment was able to leverage our selling, general and administrative costs with high-value product sales that do not require the same level of administrative costs.

Interest expense

Interest expense for the third quarter of fiscal 2012 was $0.1 million, compared to less than $0.1 million in the third quarter of fiscal 2011. Interest expense for the first three quarters of fiscal 2012 was $0.4 million, compared to less than $0.1 million in the first three quarters of fiscal 2011. The increase in interest expense in the third quarter and first three quarters of fiscal 2012 was a result of the completion of the used oil re-refinery, as we capitalized a much smaller portion of the interest incurred on our term note in the third quarter and first three quarters of fiscal 2012 compared to the same periods in fiscal 2011. In the first three quarters of fiscal 2012 and 2011, we capitalized less than $0.1 million of interest on our outstanding debt that was used to fund various capital projects.

Provision for income taxes

In fiscal 2011, we deducted for federal income tax purposes bonus depreciation on the majority of our capital expenditures for assets placed in service in fiscal 2011. We recorded a noncurrent deferred tax liability to reflect the book-tax difference for the resulting inability to deduct the federal income tax depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the federal bonus depreciation, we recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The balance remaining on the NOL as of September 8, 2012 was $40.3 million. We recorded a deferred tax asset as of December 31, 2011 related to our net NOL federal tax effected of $15.2 million.

Our effective tax rate for the third quarter of fiscal 2012 was 41.1% compared to 35.5% in the third quarter of fiscal 2011. Our effective tax rate for the first three quarters of fiscal 2012 was 41.1% compared to 38.9% in the first three quarters of fiscal 2011. Such increase in the effective tax rate was, in part, the result of recording a federal research tax credit in fiscal 2011 and not in fiscal 2012, as this credit has not yet been extended beyond 2011.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Third Quarter Ended,		Increase
	September 8, 2012	September 10, 2011	$	%
Revenues:
Environmental Services	$32,139	$27,629	$4,510	16.3%
Oil Business	29,927	9,615	20,312	211.3%
Total	$62,066	$37,244	$24,822	66.6%

	First Three Quarters Ended,		Increase
	September 8, 2012	September 10, 2011	$	%
Revenues:
Environmental Services	94,699	81,382	13,317	16.4%
Oil Business	80,147	16,569	63,578	383.7%
Total	174,846	97,951	76,895	78.5%

For the third quarter of fiscal 2012, Environmental Services revenues increased $4.5 million, or 16.3%, to $32.1 million from $27.6 million in the third quarter of fiscal 2011. For the first three quarters of fiscal 2012, Environmental Services revenues increased $13.3 million, or 16.4%, to $94.7 million from $81.4 million in the first three quarters of fiscal 2011. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in the third quarter and first three quarters of fiscal 2012. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches.

At the end of the third quarter of 2012, the Environmental Services segment was operating 71 branch locations compared with 66 at the end of the third quarter of fiscal 2011.  There were 66 branches that were in operation during both the third quarter of fiscal 2012 and the third quarter of fiscal 2011, which collectively experienced an increase of $3.7 million, or 13.6% in same-branch sales during the third quarter of fiscal 2012 compared to the same period of fiscal 2011.  Excluding the three branches in this group that gave up customers to new branch openings, the remaining 63 branches experienced a collective increase in sales of $4.1 million, or 16.5% during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. On a year-to-date basis, same branch sales increased $10.7 million, or 13.2%, for these same 66 branches. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 63 branches experienced an increase of $11.6 million, or 15.8%.

Oil Business revenues increased $20.3 million for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to the sales of re-refined base oil, intermediate products, and re-refinery byproducts. During the third quarter of fiscal 2012, we fed 10.0 million gallons of used oil into the re-refinery, which allowed us to produce and sell intermediate and base oil products. During the third quarter and first three quarters of fiscal 2012, we sold approximately 6.3 million gallons and 14.2 million gallons of base oil, respectively. For the first three quarters of fiscal 2012, Oil Business sales increased $63.6 million compared to the first three quarters of fiscal 2011.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands)

	Third Quarter Ended,		Increase
	September 8, 2012	September 10, 2011	$	%
Profit before corporate SG&A*
Environmental Services	$6,070	$4,507	$1,563	34.7%
Oil Business	1,529	1,473	56	3.8%
Total	$7,599	$5,980	$1,619	27.1%

	First Three Quarters Ended,		Increase
	September 8, 2012	September 10, 2011	$	%
Profit before corporate SG&A*
Environmental Services	$18,451	$17,169	$1,282	7.5%
Oil Business	4,281	256	4,025	1,571.5%
Total	$22,732	$17,425	$5,307	30.5%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A increased 34.7% in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011. The increase was a result of increased sales of 16.3% and increased ability to leverage fixed costs against higher revenues. Environmental services profit before SG&A increased 7.5% in the first three quarters of fiscal 2012, as compared to the first three quarters of fiscal 2011 due to increased sales of 16.4% offset by higher costs for materials and disposal costs. Environmental services profit before SG&A as a percentage of sales declined from 22.5% in the second quarter of fiscal 2012 to 18.9% in the third quarter of fiscal 2012 as a result of solvent inventory write-downs and disposal costs.

Oil Business profit before corporate SG&A increased $0.1 million and $4.0 million in the third quarter and first three quarters of fiscal 2012, respectively, from $1.5 million and $0.3 million in the third quarter and first three quarters of fiscal 2011, respectively, to $1.5 million and $4.3 million in the third quarter and first three quarters of fiscal 2012, respectively. This was the result of increased margins from selling base oil, intermediate products, and byproducts from the used oil re-refinery compared to the first three quarters of fiscal 2011 when most of the Oil Business revenue came from lower value used oil. We continue to ramp up our Oil Business which we expect will allow us to leverage fixed cost. In addition, we expect to continue to run the re-refinery on a more consistent basis during the remainder of 2012 which we expect will allow us to leverage the fixed costs associated with our re-refinery. Profit before SG&A in the Oil Business was negatively impacted by a decline in our base oil selling price. The average spot market price for base oil declined approximately $0.44 per gallon or 10% during the quarter. Also, we expect our oil collection route trucks will become more efficient over time, which should improve margins. In addition, we continued to experience higher costs in areas such as transportation, used oil collection costs, and maintenance at the re-refinery.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 8, 2012 and December 31, 2011, cash and cash equivalents were $46.4 million and $2.2 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

In the second quarter of fiscal 2012, we raised net proceeds of approximately $65.5 million in a follow-on public offering of common stock and paid off the outstanding balance of our revolving credit facility of approximately $12.4 million. We intend to use the remainder of the net proceeds for general corporate purposes which may include the addition of re-refining capacity via expansion of our existing re-refinery, construction of a new re-refinery, or investments in existing re-refineries. We may also use a portion of the net proceeds to fund possible acquisitions.  Any development of additional re-refining capacity may require an amendment to the capital expenditure limit in our existing credit facility.

Our secured bank credit facility allows for up to $39.8 million in borrowings, of which $20 million is available as a term loan having a maturity date of March 15, 2016. The remaining portion of the credit facility is in the form of a revolving loan under which up to an additional $20 million is available. The revolving loan expires on December 14, 2012.  As of September 8, 2012 and December 31, 2011 we had $19.8 million and $20.0 million outstanding on borrowings on our term loan. We had no amounts outstanding under the revolver at September 8, 2012. During the third quarter and first three quarters of fiscal 2012, we recorded interest of $0.1 million and $0.4 million, respectively. In the first three quarters of fiscal 2011 and 2012 less than $0.1 million in interest was capitalized, respectively.

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

As of September 8, 2012 and December 31, 2011, we were in compliance with all covenants under the credit facility. As of September 8, 2012, and December 31, 2011, we had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $19.7 million and $11.4 million was available for borrowing under the bank credit facility, respectively.

    At September 8, 2012, we had notes payable related to the Warrior Acquisition of approximately $1.5 million of which $0.6 million is recorded as current maturities of long-term debt.

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

Summary of Cash Flow Activity

	First Three Quarters Ended,
	September 8, 2012	September 10, 2011
Net cash provided by (used in):
Operating activities	$(4,050)	$746
Investing activities	(18,518)	(29,725)
Financing activities	66,761	19,925
Net increase (decrease) in cash and cash equivalents	$44,193	$(9,054)

Net Cash Used in Operating Activities — The most significant items affecting the comparison of our operating activities for the periods presented are summarized below:

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $8.6 million in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011.  During the first three quarters of fiscal 2012, we experienced an improvement in sales compared to the prior year, due in part to the sale of re-refined base oil and by-products from the start-up of the used oil re-refinery. This acceleration of sales led to a higher accounts receivable balance at the end of the third quarter of 2012.

•
Inventory — The increase in inventory negatively affected cash flows from operations by $1.4 million in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011.  Inventory values increased due to the added value and volumes of re-refined base oil and by-product at our used oil re-refinery.

•
Earnings improvement — Our increase in net income for the first three quarters of fiscal 2012 positively impacted our net cash provided by operating activities by $0.9 million compared to the first three quarters of fiscal 2011. In addition, in the first three quarters of fiscal 2012, net income would have been higher by $2.1 million if not for the $2.1 million increase in depreciation expense, primarily related to the start-up of the used oil re-refinery, compared to the first three quarters of fiscal 2011.

•
Accounts Payable — The increase in accounts payable positively affected cash flows from operations by $0.8 million in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011. The increase was the result of increased used oil collection efforts and increased payables related to operating expenses for the used oil re-refinery. In addition, the Company's operational costs and related payables increased as a result of growth in the Environmental Services segment.

 Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing activities for the periods presented are summarized below:

•
Capital expenditures and software and intangible assets— We used $18.5 million and $29.7 million for capital expenditures and software and intangible assets during the first three quarters of fiscal 2012 and the first three quarters of fiscal 2011, respectively.  During the first three quarters of fiscal 2012, we spent approximately $8.5 million for the completion of the used oil re-refinery. An additional $2.3 million spent in the first three quarters of fiscal 2012 was for capital improvements at the used oil re-refinery. During the first three quarters of fiscal 2011, we spent approximately $24.1 million on the construction of the used oil re-refinery. Additionally, in the first three quarters of fiscal 2012, approximately $3.7 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.2 million in the first three quarters of fiscal 2011.  In the first three quarters of fiscal 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million. The remaining $3.4 million in the first three quarters of fiscal 2012 was for other items including capital expenditures, office equipment, leasehold improvements, software, and intangible assets compared to $1.5 million in the first three quarters of fiscal 2011.

Net Cash Provided by Financing Activities — The most significant items affecting the comparison of our financing activities for the periods presented are summarized below:

•
Follow-on Public Offering — During the first three quarters of 2012, we received approximately $65.5 million in net proceeds from a follow-on public offering of common stock. We used these proceeds to pay off the outstanding balance of our revolving credit facility of approximately $12.4 million.

•	Proceeds from note payable - bank — During the first three quarters of fiscal 2011, we drew $20.0 million on our term loan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.   Our weighted average borrowings under our bank credit facility during the first three quarters of fiscal 2012 was $22.9 million, and the annual effective interest rate for the first three quarters of fiscal 2012 was 2.9%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.2 million change to our interest expense in the first three quarters of fiscal 2012.

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

There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2012 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ecological Services Inc. ("ESI") CERCLA

In October 2010, Ecological Services, Inc. ("ESI"), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding.  The U.S. Environmental Protection Agency ("EPA") has determined that we were the third largest Potential Responsible Party ("PRP") contributor of waste to the site over the last six years of ESI's operation and assigned us the proportional share of the costs related to the cleanup of the ESI site.  We joined with other PRPs to form a cooperative group to undertake the removal of waste and chemicals remaining at the site. The total cost of remediation at the site was $10.0 million. We incurred expenses of $0.6 million for the clean-up, beginning in the second quarter of fiscal 2011. We did not experience additional expenses in the first three quarters of fiscal 2012 related to ESI. We filed a claim with our insurance carrier for coverage under an existing policy. We have also filed a claim under ESI's environmental insurance policy under which we are listed as an additional insured. We received $5,000 from our insurance carrier in the second quarter of fiscal 2011 for our obligation, but our insurance provider has declined to make subsequent payments. In October 2012, we received notification from the EPA that the remediation work at the site had been completed. We do not expect to experience additional liabilities related to this site.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 18, 2012	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer