Form 10-K
period 2012-12-29
Heritage-Crystal Clean, Inc.
filed 2013-02-27
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 29, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On June 15, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $163.0 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 15, 2013, there were outstanding 18,209,069 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, Inc. (herein collectively referred to as “we”, “us”, “our”, or “Company”) provides parts cleaning, containerized waste management, used oil collection and vacuum truck services and own and operate a used oil re-refinery. We are the second largest provider of parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and automotive service sectors in North America, and we have the second largest used oil re-refining capacity in North America.  We operate our business through our Environmental Services and Oil Business segments which are described below.

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

We have adopted innovative approaches in our Environmental Services segment to minimize the regulatory burdens for our customers and have made “ease of use” of our services and products a priority. Our company has implemented two different programs whereby our customers' used solvent may be excluded from the EPA's definition of hazardous waste. In our non-hazardous program, we provide our customers an alternative parts cleaning solvent not included in the definition of hazardous waste due to its increased flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions). In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials.

Oil Business Segment

The Oil Business segment consists of our used oil collection and used oil re-refining activities. Through used oil re-refining, we recycle used oil into high quality lubricating base oil and byproducts, and we are a supplier to firms that produce and market finished lubricants. As of December 29, 2012, our Oil Business segment had 151 active trucks to collect used oil from automotive shops and industrial plants. Throughout fiscal 2012 we operated, at partial capacity, our used oil re-refinery, which has an input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of lubricating base oil per year when operating at full capacity. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Our History

The history of our business activity dates back to the late 1980s, when Heritage Environmental Services established a division to concentrate on the service needs of smaller customers. This division, known as Crystal Clean, began providing parts cleaning and used oil collection services to customers in Indianapolis, Indiana and gradually expanded to several other cities in the Midwest. During the 1990s, the Crystal Clean division expanded into markets in Texas and Louisiana as the result of a business venture with a major branded motor oil company. By the late 1990s, the Crystal Clean division was offering services to small to mid-sized customers in roughly a dozen metropolitan areas. In 1999, the parent of Heritage Environmental Services and Joseph Chalhoub, our Founder, President, and Chief Executive Officer, agreed to form a new company, Heritage-Crystal Clean, LLC ("HCC LLC"), and to contribute the business assets of the Crystal Clean division to this new company. Mr. Chalhoub invested in the new Company and recruited a team of seasoned industry professionals to join our company and implement plans for growth.

The Company was incorporated under the laws of the state of Delaware on June 13, 2007. From mid 1999 through June 12, 2007, the business of the Company was conducted by HCC LLC and its affiliates. In March 2008, the Company completed a reorganization and an initial public offering. In connection with the reorganization and public offering, HCC LLC became a subsidiary of the Company. Our principal executive office is located in Elgin, Illinois.

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

Environmental Services Segment

Parts cleaning machines and solvent are used by mechanics in industrial plants and automotive technicians in garages to clean dirty machine parts. Through use, the solvent becomes contaminated with oil and sediment and must be replaced, typically every 4 to 12 weeks. This replacement of solvent is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down the drain. Because the management of these wastes is subject to changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records and ensure compliance with environmental laws. While large businesses, which generate substantial volumes of industrial and hazardous wastes, may find it more efficient to employ highly trained employees to manage this waste and ensure their compliance with the numerous federal, state, and local regulations that surround the proper handling of these materials, small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments. Small and mid-sized businesses typically prefer to outsource these services to providers that can assist them in their disposal of used solvent as well as other wastes, including used oil, waste paint, used oil filters, discarded fluorescent light tubes and other materials subject to regulations designed to protect the environment from pollution.

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

Oil Business Segment

Through our used oil collection services, we compete in the used oil collection market. Automotive shops generate used oil as a result of performing oil changes on passenger cars and trucks. Industrial plants also generate used oil, often as a result of changing lubricants used in heavy machinery. Environmental regulations prohibit the disposal of used oil into sewers or landfills, so most commercial generators arrange to have their used oil picked up periodically by a used oil collector. We believe that there are approximately 1.4 billion gallons of used oil generated in the U.S. annually, of which approximately 1.0 billion gallons are collected, with the difference being lost due to improper management and disposal. Roughly 70% of the 1.0 billion gallons that is collected is sold as fuel to asphalt plants, steel mills, and other energy users and is often sold at a discount to prices for other fuels. The remaining 30% of the 1.0 billion gallons is processed by re-refiners and converted into lubricating oil that is typically sold for higher prices than used oil fuels.

In 2012, we began to produce and sell lubricating base oil from our used oil re-refinery. Approximately 2.5 billion gallons of lubricating oils are sold in the U.S. annually, and lubricating base oil is the constituent that makes up the vast majority of this volume. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as Chevron, ExxonMobil, and Shell produce a significant share of the total U.S. base oil output. They use some of this material in producing their own branded lubricant products and also sell base oil to other firms that focus on the blending and packaging of lubricants. Historically, base oil has been sold for prices based on the market price of the crude oil feedstock plus a premium. However, the level of supply of, and the demand for, base oil can also affect the market price.

The Crystal Clean Solution

Through our network of 71 branches, as of December 29, 2012, we provided parts cleaning, used oil collection and re-refining, and industrial waste removal services to over 86,000 active customer locations.

Environmental Services Segment

During fiscal 2012, we performed more than 300,000 parts cleaning service calls. Our services allow our customers to outsource their handling and disposal of parts cleaning solvent and other wastes and related administrative responsibilities to us. We believe these services are highly attractive to customers, who value features such as assistance in preparing waste manifests and drum labels, and regularly-scheduled service visits to check inventories and remove accumulated waste. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Sales in our Environmental Services segment accounted for approximately 55.1% of our sales for fiscal 2012 and are generated primarily from providing parts cleaning, waste removal, and vacuum services for our clients.

In the parts cleaning industry, used solvent generated by parts cleaning customers is typically classified as a “hazardous waste” (a term defined in the regulations of the United States Environmental Protection Agency or “EPA”), but our company has implemented two different programs whereby our customers' used solvent may be excluded from the definition of hazardous waste. In our non-hazardous program, we provide our customers with an alternative solvent not included in the EPA's definition of hazardous waste due to its higher flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions), and then we recycle that solvent to be used again in our parts cleaning services. In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials. These two programs not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers' locations. This can allow the client to achieve a lower “generator status” with the EPA and thereby reduce its overall regulatory burden. For example, a customer who was previously a Large Quantity Generator under EPA regulations, after switching to either our non-hazardous program or our reuse product program for parts cleaning, may become eligible to be reclassified as a Conditionally Exempt Small Quantity Generator ("CESQG"), which could significantly reduce the number of required reports and inspections at its facility.

In addition to the solvent-based parts cleaning programs described above, at each of our branch locations we also offer an aqueous or water-based cleaning program. In our aqueous parts cleaning program, instead of using solvent to clean and degrease parts, our customers use water soluble cleaning chemicals mixed in a solution with water. This type of solution is typically used in a parts cleaning machine designed with features such as heaters or high pressure to enhance the cleaning capabilities of the aqueous solution. After our customer is finished using the solution, we remove the used solution and almost exclusively manage it as non-hazardous waste. Similar to the two solvent-based programs described above, our customers used cleaning material will not be included in the EPA's definition of a hazardous waste which helps reduce our customer's regulatory burden.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil that they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a greater need for timely used oil service than with most of our other programs. We have designed our services to deliver regularly-scheduled pickups, and we also have the capability to respond to unscheduled requests on short notice. The used oil we collect is transported to our used oil re-refinery, which enables us to provide our customers with the satisfaction that their used oil is re-refined into new lubricants using the approach cited as preferred by the U.S. EPA, allowing them to achieve waste minimization objectives more readily than if their used oil had been burned for energy recovery.

We operate our used oil re-refinery in Indianapolis, Indiana which we use to re-refine used oil we collect from our customers or purchase from other oil collection service providers into lubricating base oil, which we sell to firms who then blend, package, and market lubricants. Our re-refinery has an input capacity of approximately 50 million gallons of used oil feedstock per year, and we expect it will be able to produce about 30 million gallons of lubricating base oil per year when operating at full capacity. In fiscal 2012, we did not operate the used oil re-refinery at full capacity, however, we operated it at a higher capacity compared to fiscal 2011, when it was only operating at partial capacity, and the hydrotreater portion of the facility had not yet been put into service. In February 2013, we obtained the required air permit to allow us to expand the annual capacity at the used oil re-refinery from 50 million to 75 million gallons of used oil feedstock per year. In 2012, we collected 33.2 million gallons of used oil from our customers. Sales in our Oil Business segment accounted for 44.9% of our total sales in fiscal 2012.

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

We offer an integrated suite of industrial and hazardous waste services including parts cleaning, containerized waste management, used oil collection and re-refining, and vacuum truck services. A significant majority of our customers use our parts cleaning and/or waste management services, and these services are offered at most of our branches. In fiscal 2012 in order to build up internally collected used oil feedstock for our re-refinery, we expanded our oil collection services significantly, and currently offer these services at almost all of our branch locations.

Environmental Services Segment

In our parts cleaning services, we provide customers with parts cleaning equipment and chemicals to remove oil and grease and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir. The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts. The solvent can be reused for a period of time, after which it becomes too dirty and needs replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent while at the same time also cleaning and checking the customers' parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe that the majority of parts cleaning services in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for solvent parts cleaning and our aqueous parts cleaning program which typically allows for the management of the used cleaning solution as a non-hazardous waste) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of CESQG. For our customers, maintaining a CESQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer more than a dozen different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided machines directly from us, and in some cases are sold a machine, we also offer parts cleaning service for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and water-based (aqueous) chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

In our containerized waste services, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, and discarded fluorescent lighting tubes. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery (oil filters) or by following the less onerous universal waste regulations (fluorescent tubes and waste paint). In other cases, the hazardous waste regulations may apply, in which case we assist customers with the complete hazardous waste disposal process, including performing analysis to characterize their waste, preparation of manifests and drum labels, and selection of the appropriate destination facility. As part of our full-service approach, we visit our customers periodically to check their inventory of used or waste materials and remove full containers as appropriate. Because there are statutory limits on the amount of time that customers can store these waste materials, these service visits are valuable to help customers stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee.

In selected branch locations (38 as of December 29, 2012), we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment that needs to be removed. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient pumping. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. These services are also scheduled on a regular basis. Because our efforts to expand vacuum truck services have started more recently than our other offerings in the Environmental Services segment, these services are currently offered at fewer branches, and we generate fewer sales from these services.

Oil Business Segment

In most branch locations (69 as of December 29, 2012), we provide bulk used oil collection services. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize. We test the used oil to verify that there are no unwanted contaminants and pump the customer's material into our tank truck for proper management. We transfer the used oil we collect to our used oil re-refinery to be recycled into lubricating base oil. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil. This alleviates the customer's burden of periodically checking to see if they require service. In fiscal 2012 we increased the roll out of new oil collection trucks in order to increase the amount of used oil collected to feed our re-refinery. As of December 29, 2012, our Oil Business segment operated 151 trucks.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services in the U.S. and a leading provider of containerized waste services and used oil collection services targeting small and mid-sized customers. From our base of 71 branch locations as of December 29, 2012, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:

Excellent Customer Service.  Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development. In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service which can lead to cross-selling opportunities and referrals to new prospects. During fiscal 2012, approximately 88.4% of our sales were generated from customers that we also served during fiscal 2011.

Cost-Efficient Branch Rollout Model  Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at either a regional hub or at our headquarters. This model has been the foundation for our new branch rollout, as we have expanded from 14 to 71 branches, and we expect to extend this model to new locations. Furthermore, as we grow within each branch, we improve our route density, which is an important contribution to profitability in our business. In early fiscal 2013, we opened three additional branches, bringing our current number of branches to 74.

Large Branch Network We have spent over a decade building up and developing a large network of branches that has enabled us to rapidly grow our environmental services and used oil collection services efficiently and cost effectively. This network built the foundation for us to enter the used oil re-refining business. Our investments in this network help us to rapidly open new branches and cross sell products and services through existing branches.

Large and Highly Diverse Customer Base.  Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries which helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 86,000 active customer locations. In fiscal 2012, our largest single customer in our Environmental Services segment represented 0.5% of our consolidated revenue, and our largest ten customers represented approximately 3.5% of our consolidated revenue. In the Oil Business segment, revenues from one customer accounted for 5.5% of our consolidated revenue for fiscal 2012, and our largest ten customers represented 28.8% of our consolidated revenue for fiscal 2012.

Innovative Services that Reduce Customers' Regulatory Burdens.  We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens, and we have developed innovative methods to help our customers achieve this objective. For example, we have created parts-cleaning service programs which each exempt our customers from certain hazardous waste regulations and filing requirements:

●
Non-hazardous Program for Parts Cleaning. In our non-hazardous program for parts cleaning, we provide our customers with an alternative solvent that is not included in the EPA's definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use. Because of the reduced solvent flammability, as long as the customer doesn't add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in our non-hazardous program for parts cleaning is classified as hazardous waste by the EPA and as a result can be managed as non-hazardous waste. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers. The recycling process removes oil, water, and other impurities, resulting in solvent suitable to be re-used by our customers for parts cleaning. At the same time, this process minimizes the burdensome hazardous waste regulations faced by our customers and allows us to minimize our virgin solvent purchases. Our solvent recycling system located at the site of our Indianapolis used oil re-refinery is capable of recycling up to 6 million gallons per year of used solvent generated by customers participating in our non-hazardous program. This provides significant capacity in excess of our current requirements.

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

●
Aqueous Program. Instead of using solvent to clean and degrease parts, we have developed a program that allows our customers to use water soluble cleaning chemicals mixed in a solution with water. After our customer is finished using the solution, we remove the used solution and almost exclusively manage it as non-hazardous waste. Similar to the two solvent-based programs described above, our customers used cleaning material will not be included in the EPA's definition of a hazardous waste which helps reduce our customer's regulatory burden.

Experienced Management Team.  Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. The management team also has industry-leading experience in the used oil re-refining business as several members of our management were significant contributors to the development of approximately 65% of the used oil re-refining capacity in North America. Our senior managers have on average more than 25 years of industry experience and our middle managers have on average more than 15 years of experience. Many of our managers held key positions with Safety-Kleen between 1986 and 1998, during which time Safety-Kleen grew from $255 million to over $1.0 billion in annual revenue.

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

Expanded Service Offerings.  Of our 71 branches, all currently offer parts cleaning and containerized waste management services, 69 offer used oil collection services, and 38 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion.  We currently operate from 71 branch locations that offer our parts cleaning, containerized waste management, and used oil collection services to customers in 42 states and the District of Columbia. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets. In the future, we believe that there will be opportunities to offer our services in international markets as well.

Selectively Pursue Acquisition Opportunities.  Our management team has significant experience in identifying and integrating acquisition targets. For over a decade, we have successfully acquired the assets of several small competitors. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2011, we acquired certain assets and liabilities of two used oil collection companies in order to take advantage of new collection routes and to increase the amount of internally collected used oil available as feedstock at our used oil re-refinery. Our growth plan is not dependent on acquisitions, but we will continue to pursue acquisitions that leverage our established infrastructure.

Sales and Marketing

Our mission and culture emphasize sales and service excellence and entrepreneurship. Our field sales employees are each assigned their own territory, with direct individual responsibility for serving customers on their route and growing their business in their territory.

Our sales philosophy starts with the principle of “sales through service.” We require and encourage our sales & service representatives, or SSRs, to grow their business on their routes by delivering excellent service to existing customers. This helps our SSRs retain business, sell more services to satisfied customers, and obtain valued referrals to potential new customers.

In addition to the efforts of our SSRs, we employ a branch manager at each of our branches, and we also employ branch sales managers, all of whom have dedicated sales territories and responsibilities.

Operations

We operate a network of 71 local branches. Most of our locations include an area to store inventory of parts cleaners and other supplies, an area to park trailers for drum storage, an area to park route service trucks, and a small office space, while some locations may only include an area to park trucks.

We maintain operating hubs in Indianapolis, Indiana; Shreveport, Louisiana; Philadelphia, Pennsylvania; and Atlanta, Georgia. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future recycling at our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Drums of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. These drums are staged and loaded back into trailers for reshipment to recyclers, incinerators, landfills, and waste-to-energy facilities.

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naptha mineral spirits), cleaning chemicals, bulk used oil, and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group which beneficially owned 26.3% of our common stock as of December 29, 2012, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S.  We have used their hazardous waste services in the past and plan to continue some level of use in the future.

In fiscal 2013 we purchased substantially all of the operating assets of Mirachem Corporation. Since 2004, Mirachem Corporation had provided us with the cleaning chemistry used in our aqueous parts cleaning service. In a separate transaction, we acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. We have an option to repurchase this 20% interest, and the current owner has a right to sell the interest, after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications.

We completed these transactions in order to secure the supply of our aqueous parts cleaning chemistry which, together with our patented aqueous parts cleaning equipment, should provide us with a strong platform from which to compete in the aqueous parts cleaning market. We will consolidate Mirachem, LLC into our financial statements as part of the Environmental Services segment beginning in fiscal 2013.

Competition

The markets for parts cleaning, containerized waste management, used oil collection, and vacuum truck services in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen (a company acquired by Clean Harbors, Inc. in December 2012), has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed significant market share in used oil collection and containerized waste management. Safety-Kleen operates throughout the continental U.S., Puerto Rico and Canada through a network of approximately 155 branches. We believe that Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. We estimate that in the full-service portion of the parts cleaning market, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor. Other competitors tend to be smaller regional firms or parts cleaning companies that operate in a single city only. Although many of our small competitors lack the resources to offer clients a full menu of services, they generally offer parts cleaning services ancillary to a primary line of business, such as used oil collection, in order to present a more complete menu to customers.

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

Price, service quality and timeliness, breadth of service offering, reputation, financial strength, and compliance history are the principal competitive factors in the markets in which we compete. While we feel that most market competitors compete primarily on price, we believe that our competitive strength comes from our focus on customer service and our broad menu of services. Although we employ a pricing structure that controls discounts, we are able to deliver a sound value proposition through the reduced regulatory burden achieved through our programs. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, develop other more competitive product and service offerings, or offer a non-hazardous or reuse program for parts cleaning more appealing to customers than ours.

We have the second largest used oil re-refining, by capacity, in North America. Our largest competitor, Safety-Kleen, currently controls approximately 50% of the used oil re-refining capacity in North America. Many of our competitors have announced plans to enter into the used oil re-refining business or expand their capacities.

Seasonality

Our operations may be affected by seasonal fluctuations due to weather cycles influencing the timing of customers' need for products and services. Typically during the first quarter and the end of the fourth quarter of each year there is less demand for our products and services due to the lower levels of activities by our customers as a result of the cold weather, particularly in the Northern and Midwestern regions of the United States. This lower level of activity also results in lower volumes of used oil generated for collection by us in the first quarter. In the winter months there is less construction activity, which reduces demand for our reuse solvent as well as certain re-refinery byproducts. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking and management of customer services, billing, and collections. This application utilizes an Oracle tm database along with Microsoft tm web servers using standard development tools. This system has been used as an integral part of our business operations for more than seven years. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Handheld devices are used by our employees in the field to access customer service information through a mobile web interface. In our oil collection business, handheld devices are also used to enter sales transaction data and inventory movements. Statistics are gathered and reported on a daily and weekly basis through sales personnel and document processing. This provides timely, automated data measurement and compensation information for sales activities including incentives and contests that rapidly reward performance.

Employees

As of December 29, 2012, we employed 828 full time and 64 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Regulation

Substantially all of our services and products involve the collection, transportation, storage, recycling and/or disposal of industrial and hazardous waste or hazardous materials, including solvents used in parts cleaners, containerized waste including used oil, waste paint, inks, adhesives, and used oil filters; and bulk waste including used oil and oily water. Our services are highly regulated by various governmental agencies at the federal, state, and local levels, including the Environmental Protection Agency (EPA); the Department of Transportation (DOT); the Department of Labor Occupation, Safety and Health Administration (OSHA); the Federal Railroad Administration (FRA); and the Equal Employment Opportunity Commission. The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA), the Clean Air Act (CAA), the Clean Water Act (CWA), and the Toxic Substances Control Act (TSCA), and the regulations promulgated thereunder. Our services and products require us to comply with these laws and regulations and to obtain federal, state, and local environmental permits or approvals for some of our operations. Some of these permits must be renewed periodically, and governmental authorities have the ability to revoke, deny or modify these permits. Zoning and land use restrictions also apply to all of our facilities. Siting and other state-operating approvals also apply in some states. Regulations govern matters such as the disposal of residual chemical wastes, operating procedures, storm water and wastewater discharges, fire protection, worker and community right-to-know, and emergency response plans. Air and water pollution laws and regulations govern certain operations at our facilities. OSHA safety standards are applicable to all of our operations. Governmental regulations apply to the vehicles used by us to transport the chemicals we distribute to customers and the waste and other residuals collected from customers. These vehicle requirements include the licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipping papers, and vehicle placarding requirements. Governmental authorities have the power to enforce compliance, and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements. Compliance with Federal, State, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings and competitive position in the current fiscal year. Additionally, as of December 29, 2012, we do not expect to incur material capital expenditures for environmental control facilities in future periods.

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

Our operations are governed by 10-day transfer requirements and do not typically require a hazardous waste facility permit. Under RCRA, states are delegated to implement the regulatory programs through state regulations, which can be more stringent than those of the federal EPA. We have obtained a facility waste permit for our Baltimore, Maryland branch and are currently pursuing waste permits in both Connecticut and New Hampshire because these states have more stringent programs that do not allow the typical 10-day transfer option. We operate 69 10-day transfer branches in the U.S.

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

In recent years, we have been involved as a potentially responsible party (“PRP”) at two CERCLA cleanup sites. For the first site, we entered into a Consent Agreement with the EPA to participate in the cleanup of an abandoned drum recycler. This site has been cleaned up in accordance with the terms of the Consent Agreement. Our general liability insurance provider provided coverage for the majority of the costs related to the cleanup of the drum recycler. For the second site, we assisted in the cleanup of an abandoned oily water treatment facility. Our insurance initially provided coverage for the facility cleanup, but declined subsequent coverage. The insurance carrier continued to pay for our legal defense counsel. See “Legal Proceedings.”

In addition to regulations under RCRA and CERCLA, the EPA has adopted regulations under the Clean Air Act (CAA) and the Clean Water Act (CWA). The CAA regulates emissions of pollutants into the air from mobile and stationary sources. CAA regulations and permits limit the emissions from parts cleaning units. Two of our distribution hubs and our used oil re-refinery are subject to facility based permits under the CAA. The used oil re-refinery was constructed and is operating under CAA New Source Performance Standards and an associated permit. Our transportation fleet of trucks is regulated for emissions as mobile sources. Regulations under the CWA govern the discharge of pollutants into surface waters and sewers and require discharge permits and sampling and monitoring requirements. The CWA also requires specific spill plans governing the storage of waste and product hydrocarbons. A more detailed spill plan is also required at the used oil re-refinery because of the large volume of storage tanks. One of our facilities currently holds a CWA National Pollution Discharge Elimination System (NPDES) permit for stormwater runoff and water pollution prevention.

Our transportation fleet, truck drivers, and transportation of hazardous materials are regulated by the U.S. Department of Transportation (DOT) Motor Carrier and the Federal Railroad Administration (FRA), as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass. Health and safety standards under the Occupational Safety and Health Act (OSHA) are also applicable to our operations. The used oil re-refinery and mineral spirits distillation facility at the Indianapolis hub are also subject to OSHA Process Safety Management standards that govern the operation of the facilities.

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

Facilities

Our headquarters is based in a 23,100 square foot leased facility in Elgin, Illinois. We have 4 hubs and 71 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. Our four hubs and most of our branch locations are leased with terms ranging from month-to-month up to 15 years. We own the industrial property in Indianapolis, Indiana which is the location of used oil re-refinery and our solvent recycling tower.

The following map sets forth the states in which we provide services and includes branch locations as of December 29, 2012:

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

Name	Age	Position

Joseph Chalhoub	66	Founder, President, Chief Executive Officer, and Director

Gregory Ray	52	Chief Operating Officer and Secretary

John Lucks	59	Senior Vice President of Sales and Marketing

Mark DeVita	44	Chief Financial Officer

Ellie Chaves	49	Vice President Oil, Vice President of Sales

Tom Hillstrom	52	Vice President of Operations

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

Mark DeVita
Chief Financial Officer

Mr. DeVita became Chief Financial Officer in 2012. He served as the Vice President, Business Management in 2011.  Mr. DeVita has been with the Company since 2000 and has served in a variety of roles related to business management, finance, and acquisitions.  He took the lead in developing multi-million dollar lines of business for the Company. Mr. DeVita has over 18 years experience in the industrial and hazardous waste services industry.  Mr. DeVita earned his Bachelor of Science in Accountancy with honors from the University of Illinois and an MBA from Northern Illinois University.  Mr. DeVita earned his CPA and worked in public accounting for four years.

Ellie Chaves
Vice President Oil and Vice President of Sales

Ms. Chaves became Vice President of Sales in 2012. She has also served as Vice President Oil since 2010. She served as Chief Accounting Officer from June of 2007 to 2012. Ms. Chaves has been with the Company since March 2006. She began her career in the used oil collection and re-refining business in 1988 when she joined Safety-Kleen, working at the oil re-refinery in Breslau Canada and served in a number of positions, including Controller of Safety-Kleen Canada Inc., responsible for the accounting and business management for all of the branch lines of business.

Tom Hillstrom
Vice President of Operations

Mr. Hillstrom has served in various capacities since joining Heritage-Crystal Clean, LLC in 2002. He is currently our Vice President of Operations. From 1983 to 2000, Mr. Hillstrom served in various functions at Safety-Kleen. He was a member of the planning and design team for the construction of Safety-Kleen's used oil re-refinery in East Chicago, Indiana and held the position of Facility Manager during the re-refinery's start-up and through its first years of operation, and from 1996 to 1998, he was Director of Planning and Evaluation, where he was responsible for strategic planning and acquisitions. Mr. Hillstrom holds a Bachelor's degree in Chemical Engineering degree from the University of Notre Dame, in Indiana. Mr. Hillstrom has over 25 years of experience in the industrial and hazardous waste services industry.

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

Risks Relating to Our Business

Our operating margins and profitability may be negatively impacted by the volatility in crude oil, solvent, fuel, energy, and commodity prices.

The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices rise, we can typically expect to increase prices for our re-refined lubricating base oil. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil. However, the cost to collect used oil, including the amounts we must pay to obtain used oil and the fuel costs of our oil collection fleet, generally also increases or decreases when the relevant index increases or decreases. Even though the prices we can charge for our re-refined oil and the costs to collect and re-refine used oil generally increase and decrease together, we cannot assure you that any increased costs we experience can be passed through to the prices we charge for our re-refined oil or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. If the prices we charge for our re-refined oil and the costs to collect and re-refine used oil do not move together or in similar magnitudes, our profitability may be materially and negatively impacted. Any increases in our costs to collect used oil could adversely affect the profitability of our used oil re-refinery. In fiscal 2012, base oil prices were compressed, and our margins were adversely impacted.

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

Our Environmental Services business is dependent on the widespread availability of certain crude oil products such as solvent we place with customers and fuel for operating our fleet of trucks. Changes and volatility in the price of crude can adversely impact the prices for these products and therefore affect our operating results of our Environmental Services segment. The price and supply of solvent and fuel is unpredictable and fluctuates based on events beyond our control including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, and environmental concerns.

Increased costs of crude can significantly increase our operating costs in our Environmental Services segment. Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase. The market price of crude has been volatile and rose substantially from 2004 to 2008 before falling significantly in late 2008. It has since risen at a steadier pace since 2009. During a period of rising crude costs, we experience increases in the cost of solvent, fuel, and other petroleum-based products. We have in the past been able to mitigate the increased solvent and fuel costs through the imposition of price increases and energy surcharges on our invoices to customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on future price increases. Due to political instability in oil-producing countries, oil prices could increase significantly in the future. A significant or sudden increase in solvent or fuel costs could lower our operating margins and negatively impact our profitability. We currently do not use financial instruments to hedge against fluctuations in oil, solvent, or energy prices. If this volatility continues, our operating results could be volatile and adversely affected.

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

Our used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our revenue and earnings.

There can be no assurance that unforeseen market conditions will not adversely impact the operation or profitability of our used oil re-refinery.  The development of a used oil re-refinery is a new business for our company and requires a different employee base and skill set than that required for our business historically.  These new skill sets include chemical engineering and operational management of the re-refinery.  Although our management team has operated re-refineries for other companies, we cannot assure you that we will have sufficient expertise to operate the re-refinery within the performance parameters currently contemplated.  Further, the development and management of the Oil Business requires time and resources, including the attention of our management, which could divert our management from other activities.

Our success in operating our re-refinery at capacity will be affected by the following factors:

●
Used Oil Feedstock - Operating at capacity depends on our ability to obtain the required volume from either Company customers or third party collectors and to acquire the feedstock at competitive rates.

●
Operation of the Re-refinery - Operating at capacity depends on the ability of our employees and management to run the re-refinery at design rates safely and in compliance with all relevant regulations.

●
Logistics - Operating at capacity depends on our ability to efficiently transport used oil to our Indianapolis site and to transport base lube oil and related by-products out of our Indianapolis site; and

●
Base Lube Oil Demand - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our Indianapolis site. Recently, many of our competitors have announced plans to enter into the used oil re-refining or base oil business or expand their capacities. Additional production capacity might depress the prices for the base oil that we produce. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil.

●
Base Lube Oil Pricing - The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil. If we reduce prices for our products, we may not realize expected results and our operating margins may be adversely impacted.

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

In the latest recession, the economy experienced a severe and prolonged downturn which adversely impacted our customer base, which is primarily composed of companies in the vehicle repair and manufacturing industries. The overall levels of demand for our parts cleaning products and supplies and other services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. Both our customers and suppliers felt the impact of the economic downturn. During the recent economic downturn, our customers sought ways to reduce their costs which in turn reduced their demand for our services. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products they purchase from us in the future. We may have accounts receivable from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

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

Our operations are subject to numerous environmental and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, we may be subject to involuntary shutdowns and/or significant financial penalties.

Our operations are subject to extensive federal, state, and local laws and regulations relating to the protection of the environment which, among other things:

●	regulate the collection, sale, transportation, handling, processing, and disposal of the hazardous and non-hazardous wastes that we collect from our customers;

●	impose liability on persons involved in generating, handling, processing, transporting, or disposing hazardous materials; and

●	impose joint and several liability for the remediation and clean-up of environmental contamination

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

We are also required to obtain and maintain permits, licenses, and approvals to conduct our operations in compliance with such laws and regulations. If we are unable to maintain our currently held permits, licenses and approvals, we may not be able to continue certain of our operations. If we are unable to obtain any additional permits, licenses and approvals which may be required as we expand our operations, we may not be able to grow our business.

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

Our pollution liability insurance excludes certain liabilities under CERCLA. Thus, if we were to incur liability under CERCLA that was not covered by our insurance, and if we could not identify other parties responsible under the law whom we are able to compel to contribute to the liabilities, the cost to us could be substantial and could impair our profitability, reduce our liquidity, and have a material adverse effect on our business. Although our customer service agreements typically provide that the customer is responsible for ensuring that only appropriate materials are disposed of, we could be exposed to third party claims if customers dispose of improper waste, and we might not be successful in recovering our damages from those customers. In addition, new services or products offered by us could expose us to further environmental liabilities for which we have no historical experience and cannot estimate our potential exposure to liabilities.

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

The markets for parts cleaning, containerized waste management, used oil collection, and vacuum truck services are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, our largest competitor, has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed a significant market share in used oil services, including used oil collection and containerized waste management. Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects will be adversely affected if we cannot gain market share from these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

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

Many of our competitors have announced plans to enter the used oil re-refining or base oil production business or expand their existing used oil re-refining or base oil producing businesses by adding additional capacity. The additional competition may make it harder for us to sell our re-refined base lube oil. In addition, extra competition in the collection of used oil feedstock may require us to pay more for our used oil or prevent us from collecting enough feedstock to operate the used oil re-refinery at capacity.

Consolidation and/or declines in the U.S. vehicle repair and U.S. manufacturing industries could cause us to experience lower sales volumes which could materially affect our growth and financial performance.

Our business relies on continued demand for our parts cleaning and waste management services in the U.S. vehicle repair and U.S. manufacturing industries, which may suffer from declining market size and number of locations, due in part to the uncertainty of economic conditions, international competition, and consolidation in U.S. markets. Industry trends affecting our customers have caused our customers' businesses to contract. Additional decline could reduce the demand for our parts cleaning and other services and products and have a material adverse impact on our business. As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult.

Our focus on small business customers causes us to be subject to the trends and downturns impacting small businesses, which could adversely affect our business.

Our customer base is primarily composed of small companies in the vehicle repair and manufacturing industries. The high concentration of our customers that are small businesses exposes us to some of the broad characteristics of small businesses across the U.S.  Small businesses start, close, relocate, and get purchased or sold frequently. In addition, small businesses tend to be more significantly affected by economic recessions than larger businesses. This leads to a certain amount of ongoing turnover in the market. As a result, we must continually identify new customers and expand our business with existing customers in order to sustain our growth. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business.

We depend on the service of key individuals, the loss of whom could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Joseph Chalhoub, our Founder, President, Chief Executive Officer, and Director; Gregory Ray, our Chief Operating Officer and Secretary; John Lucks, our Senior Vice President of Sales and Marketing; Tom Hillstrom, our Vice President of Operations; Mark DeVita, our Chief Financial Officer; Ellie Chaves, our Vice President Oil, and Vice President of Sales; and Glenn Casbourne, our Vice President of Engineering. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key man life insurance policies on any of our named executive officers. One of our key growth strategies is the operation of our used oil re-refinery. Given their past experience in the development of used oil re-refinery facilities in the U.S., the retention of the members of our management team is particularly critical to our ability to operate the used oil re-refinery as planned. The loss of any of these individuals could adversely impact our ability to operate the re-refinery.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2012 and prior years, we may not in future years.

Our acquisitions may not produce the results we anticipate.

We have in the past and may in the future enter into acquisitions with the expectation that they would result in various benefits such as synergies, decreased costs, increased revenue, or other expansion opportunities. Achieving the anticipated benefits of an acquisition depends on whether the businesses can be integrated completely in an efficient and effective manner. Integration could take longer than anticipated and could result in the loss of key employees, the disruption of our ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies. No assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs and could adversely affect our future business, financial condition, and results of operations.

A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

We hold material amounts of goodwill, other long-lived assets, and deferred tax assets on our balance sheet. A decline in expected profitability, particularly if there is a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets, or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our annual results of operations and financial position.

We operate our business through many locations, and if we are unable to effectively oversee all of these locations, our business reputation and operating results could be materially adversely affected.

Because we rely on our extended network of 71 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, and our business could be materially adversely affected.

We may be unable to manage our growth.

In our first thirteen years of operation, sales have increased at a compound annual growth rate of 27.2% from 1999 to 2012, although we experienced a 9% decrease in our sales from 2008 to 2009. Our growth to date has placed and may continue to place significant strain on our management and operational and financial resources. We anticipate that continued growth, if any, will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and operational personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate, and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

Expansion of our business may result in unanticipated adverse consequences.

In the future, we may seek to grow our business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing or expanding facilities such as the used oil re-refinery. Acquisitions, partnerships, joint ventures, investments, or construction projects may require significant managerial attention, which may divert our management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities or the development of a new business line could entail a number of additional risks.

We may not be able to realize the expected benefits from any recent or future acquisitions, new facility developments, partnerships, joint ventures or other investments.

Our level of indebtedness could adversely affect our financial condition and ability to fulfill our obligations, impede the implementation of our strategy, and expose us to interest rate risk.

On February 5, 2013 we entered into an Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement provides for borrowings of up to $40.0 million, of which up to $20.0 million is outstanding as a Term A loan, and up to $20.0 million is available as a revolving loan as of February 5, 2013, depending on our total leverage ratio and reduced by any standby letters of credit. The Credit Agreement has an accordion feature that provides for borrowings of up to an additional $60.0 million, for a total credit facility of up to $100.0 million, subject to the satisfaction of certain terms and conditions. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets.

The Credit Agreement requires us to maintain a specified total leverage ratio and has an excess cash flow provision that requires additional principal payments on the term loan if the excess EBITDA for the fiscal year exceeds the formula rate set forth in the facility. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the Credit Agreement.

Our Credit Agreement also contains restrictions in the amount of capital expenditures that we can incur in any year. If we plan to enter into capital-intensive projects, we may need to amend our credit facility to permit capital expenditures in excess of current limits. We cannot assure you that we will receive any waivers of our credit facility in the future to complete projects we may have.

Borrowings under our Credit Agreement are tied to the various stated interest rates. In the event of an increase in interest rates or an increase in the amount of our indebtedness, our interest expense will increase and could have a material adverse effect on our net income.

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

We have substantial financial assurance requirements, and increases in the costs of obtaining adequate financial assurance could negatively impact our business, financial condition or results of operations.

We are required by environmental laws to provide financial assurance that funds will be available when needed for closure and post-closure remediation costs at certain of our treatment and storage facilities, the costs of which could be substantial. We typically have several options to demonstrate satisfactory financial assurance requirements, including letters of credit, surety bonds, trust funds and a financial (net worth) test. The financial assurance instrument is provided for the benefit of the permitting authority and is not available for use at our discretion. The amount of financial assurance required varies by state and is subject to potentially significant increases by regulators. The cost of financial assurance instruments is difficult to accurately predict and depends on many factors, some of which are outside of our control, including the availability of instruments in the marketplace, the amount and form of financial assurance required by a state, our creditworthiness and our operating history. General economic factors, including developments within the insurance industry, may adversely affect the cost of our current financial assurance instruments and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. In the event the cost of financial assurance instruments we are required to provide increases or we are otherwise unable to obtain sufficient coverage, our business, financial condition, or results of operations could be materially adversely affected. Our ability to continue conducting our industrial waste management operations could be adversely affected if we should become unable to obtain sufficient insurance and/or financial assurance to meet our business and regulatory requirements in the future.

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

We do not own any end waste disposal sites. As a result, we are dependent on third parties for the disposal of our customers' waste streams. We, and our third party transporters, ship waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators, and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors. If our current disposal vendors or subcontractors cannot perform up to our standards, our reputation with our customers could be damaged, and we may be required to replace these vendors. Although we believe there are a number of potential replacement disposal vendors and subcontractors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of our customers' waste streams by disposal vendors or subcontractors could expose both us and our customers to liability. Any failure by disposal vendors or subcontractors to properly collect, transport, handle or dispose of our customers' waste streams, or any insolvency or business closure of disposal vendors or subcontractors, could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition or results of operations.

Our ability to achieve our business and financial objectives is subject to our ability to expand our non-hazardous programs for parts cleaning.

For our business to grow we may need to expand our non-hazardous program for parts cleaning. We have a solvent recycling system in Indianapolis to recycle used solvent generated by customers participating in our non-hazardous program, and we may also build or acquire similar facilities in the future. Any unanticipated costs in operating our solvent recycling system could have a material adverse effect on our operating results and require us to seek an alternative means to recycle or dispose of used solvent.

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

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 71 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

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

A Cyber Incident Could Result In Information Theft, Data Corruption, Operational Disruption, And/Or Financial Loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites.

With the launch of our website and our upgrade of our technological infrastructure, we are increasingly dependent on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners.

Our technologies, systems, networks, and those of our business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations.

Although to date we have not experienced any losses relating to cyber attacks, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We obtain services from our largest stockholder, The Heritage Group (“Heritage”) and its affiliates, which we refer to collectively herein as Heritage, and our inability to replace these services in the future on economically acceptable terms could adversely affect our business.

We obtain certain services from Heritage including disposal and product analytical services and workers' compensation insurance. As of December 29, 2012, Heritage beneficially owned 26.3% of our common stock, and the Fehsenfeld Family Trusts, which are related to Heritage (the "Heritage trusts") owned 7.9% of our common stock, and Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, beneficially owned 5.6% of our common stock. If the services that we receive from Heritage become unavailable from Heritage, to the extent that we are unable to negotiate replacements of these services with similar terms, we could experience increases in our expenses.

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

The trading price of shares of our common stock may fluctuate substantially. In particular, it is possible that our operating results may be below the expectations of public market analysts and investors, including the results of our entry into the used oil re-refining industry, and, as a result of these and other factors, the price of our common stock may decline. These fluctuations could cause you to lose part or all of your investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

●	variations in our operating results, including variations due to changes in the price of crude oil or base lubricating oil;

●	announcements by us, our competitors or others of significant business developments, changes in customer relationships, acquisitions or expansion plans;

●	analysts' earnings estimates, ratings and research reports;

●	the depth and liquidity of the market for our common stock;

●	speculation in the press;

●	strategic actions by us or our competitors, such as sales promotions or acquisitions;

●	actions by our large stockholders or by institutional and other stockholders;

●	conditions in the industrial and hazardous waste services industry as a whole and in the geographic markets served by our branches; and

●	domestic and international economic factors unrelated to our performance.

The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

The small public float for our shares may make it difficult to sell your shares and may cause volatility in our stock price.

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of December 29, 2012, Heritage beneficially owned 26.3% of our common stock, the Fehsenfeld Family Trusts, which are related to Heritage (the "Heritage trusts") owned 7.9% of our common stock, Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, beneficially owned 5.6% of our common stock, and collectively Heritage, the Heritage trusts, and our directors and named executive officers beneficially owned 51.8% of our common stock.  In addition, under a participation rights agreement between us and Heritage, Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

If securities or industry analysts do not publish research or reports about our business or publish unfavorable research, or our results are below analysts' estimates, our stock price and trading volume could decline.

The trading market for our common stock may depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or our results are below analysts' estimates, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, it is possible that the analysts who cover us may change their recommendations regarding our company, and our stock price could decline.

Heritage and Mr. Fehsenfeld have significant influence over our company, and their control could delay or deter a change of control or other business combination or otherwise cause us to take actions with which you may disagree.

As of December 29, 2012, Heritage beneficially owned 26.3% of our outstanding common stock, the Heritage trusts owned 7.9% of our outstanding stock, and Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, owned an additional 5.6% of our outstanding common stock. As a result, Heritage and Mr. Fehsenfeld have significant influence over our decision to enter into any corporate transaction and with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. Moreover, Heritage, the Heritage trusts, and our directors and named executive officers collectively beneficially owned 51.8% of our common stock as of December 29, 2012. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

We currently intend to retain any profits to provide capacity for general corporate uses and growth of our business. Our Board of Directors does not intend to declare cash dividends in the foreseeable future. Any determination to pay dividends to our stockholders in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, and other factors deemed relevant by our Board of Directors. Further, our Credit Agreement restricts the payment of dividends. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates. In addition, the terms of our existing or future borrowing arrangements may limit our ability to declare and pay dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is based in a 23,100 square foot leased facility in Elgin, Illinois. We have 4 hubs and 71 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. All of our hubs and branch locations are leased with terms ranging from month-to-month up to 15 years. We own the industrial real estate in Indianapolis, Indiana which is the site of our used oil re-refinery and our solvent recycling tower.

The following map sets forth the states in which we provide services and the locations of our branches as of the end of fiscal 2012:

ITEM 3.  LEGAL PROCEEDINGS

Ecological Services Inc. ("ESI") CERCLA

In October 2010, Ecological Services, Inc. ("ESI"), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding.  The U.S. Environmental Protection Agency ("EPA") has determined that we were a Potential Responsible Party ("PRP") contributor of waste to the site and assigned us the proportional share of the costs related to the cleanup of the ESI site.  We joined with other PRPs to form a cooperative group to undertake the removal of waste and chemicals remaining at the site. We incurred expenses of $0.6 million for the clean-up, beginning in the second quarter of fiscal 2011. We did not experience additional expenses in fiscal 2012 related to ESI. In October 2012, we received notification from the EPA that the remediation work at the site had been completed. We do not expect to experience additional liabilities related to this site.

We are a party to various other general legal proceedings that arise in the ordinary course of business. Except as set forth above, we are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

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

2011	High	Low
First Quarter	$13.00	$9.87
Second Quarter	$19.08	$12.95
Third Quarter	$22.56	$15.04
Fourth Quarter	$20.00	$13.30

2012	High	Low
First Quarter	$22.64	$16.24
Second Quarter	$22.25	$16.14
Third Quarter	$19.85	$15.08
Fourth Quarter	$20.89	$14.50

On February 15, 2013, the closing price of our common stock on the NASDAQ Global Select Market was $15.24 per share. On February 15, 2013, there were 361 stockholders of record of our common stock. Several brokerage firms, banks and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between March 12, 2008 (the date of our initial public offering) and December 29, 2012, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period. This graph assumes the investment of $100 on March 12, 2008 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on March 12, 2008 was the initial public offering price of $11.50 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	3/12/2008	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012
Heritage-Crystal Clean, Inc.	100.00	100.87	90.96	87.48	144.00	129.57
NASDAQ Composite Index	100.00	72.74	101.13	118.23	116.10	131.93
NASDAQ Industrial Index	100.00	65.93	92.55	115.66	114.83	134.65

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2012" represents the 52-week period ended December 29, 2012. "Fiscal 2011" represents the 52-week period ended December 31, 2011. “Fiscal 2010” represents the 52-week period ended January 1, 2011. “Fiscal 2009” represents the 52-week period ended January 2, 2010. “Fiscal 2008” represents the 53-week period ended January 3, 2009. We have derived the statement of operations for the year ended January 2, 2010 and January 3, 2009 and the balance sheet data at January 1, 2011, January 2, 2010, and January 3, 2009 from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(Dollars in thousands, except per share data)
	2012	2011	2010	2009	2008

STATEMENT OF OPERATIONS DATA:
Revenues
Product revenues	$119,470	$39,149	$13,796	$10,588	$12,029
Service revenues	133,021	113,709	98,322	87,810	96,114
Total revenues	$252,491	$152,858	$112,118	$98,398	$108,143
Operating Expenses
Operating Costs	$213,568	$124,000	$83,773	$74,371	$79,809
Cost of sales - inventory impairment (1)	—	—	—	—	2,778
Selling, general, and administrative expenses	26,194	20,715	18,035	16,438	19,691
Depreciation and amortization	8,141	5,657	4,629	4,308	3,630
Other expense (income) - net	6	(10)	39	159	17
Operating income	4,582	2,496	5,642	3,122	2,218
Interest expense - net	585	37	—	3	408
Income before income taxes	3,997	2,459	5,642	3,119	1,810
Provision for income taxes (2)	1,743	985	2,371	1,326	2,618
Net income (loss)	2,254	1,474	3,271	1,793	(808)
Preferred return	—	—	—	—	339
Net income (loss) available to common stockholders	$2,254	$1,474	$3,271	$1,793	$(1,147)

Net income (loss) per share available to common stockholders: basic	$0.13	$0.10	$0.26	$0.17	$(0.11)
Net income (loss) per share available to common stockholders: diluted	$0.13	$0.10	$0.26	$0.17	$(0.11)

Number of weighted average common shares outstanding :
Basic	16,921	14,313	12,645	10,700	9,985
Diluted	17,363	14,710	12,704	10,772	9,985

PRO FORMA DATA (UNAUDITED):
Net income (loss)	$2,254	$1,474	$3,271	$1,793	$(808)
Pro forma provision for income taxes (2)	—	—	—	—	497
Return on preferred and mandatorily redeemable capital units	—	—	—	—	372
Pro forma net income (loss) available to common stockholders	$2,254	$1,474	$3,271	$1,793	$(1,677)

Pro forma net income (loss) per share: basic	$0.13	$0.10	$0.26	$0.17	$(0.17)
Pro forma net income (loss) per share: diluted	$0.13	$0.10	$0.26	$0.17	$(0.17)

OTHER OPERATING DATA (UNAUDITED):
Average sales per working day - Environmental Services	550	470	410	370	400
Number of branches at end of fiscal year	71	67	62	58	54

	At Fiscal Year End
	(Dollars in thousands)
	2012	2011	2010	2009	2008

BALANCE SHEET DATA:
Cash and cash equivalents	$47,766	$2,186	$21,757	$1,090	$327
Total assets	199,111	134,056	89,572	53,987	52,016
Total debt	20,881	21,891	—	—	20
Total stockholders' equity/members' capital	$149,391	$78,553	$73,544	$43,925	$41,556

(1)
In fiscal 2008, we incurred a $2.8 million non-cash inventory impairment charge related to valuing our reuse solvent inventory which is held for sale to market value. This charge was due to a sharp decline in crude oil prices which resulted in the market value for our reuse solvent declining below historic (FIFO) values.

(2)
In March 2008, the date of our initial public offering, we reorganized our corporate legal structure from a limited liability company to a “C” Corporation. As a limited liability company, we were not subject to federal or state corporate income taxes. Therefore, net income for 2008 does not give effect to taxes. For comparison purposes, we have presented pro forma net income, which reflects income taxes assuming we had been a corporation since the time of our formation and assuming tax rates equal to the rates that would have been in effect had we been required to report tax expense in such years.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations.  Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.  We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  "Fiscal 2012" represents the 52-week period ended December 29, 2012, "fiscal 2011" represents the 52-week period ended December 31, 2011, and "fiscal 2010" represents the 52-week period ended January 1, 2011.

Overview

We provide parts cleaning, containerized waste management, used oil collection and vacuum truck services. We also own and operate a used oil re-refinery where we re-refine and sell used lubricating oils into high quality lubricant base oil and byproducts. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 71 branch facilities providing services to customers in 42 states. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, waste removal, and vacuum services for our customers. Revenues from this segment accounted for approximately 55.1% of our total company revenues for fiscal 2012. The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as sales, but rather as a reduction in our net cost of solvent under operating costs. In the Environmental Services segment, we define and measure same-branch sales for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average sales per working day by dividing our sales by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for 44.9% of our fiscal 2012 total company revenues.

No single customer accounted for more than 10% of consolidated revenues in fiscal 2012. Revenues from one customer in the Oil Business segment represented approximately 15.4% of our consolidated revenues in fiscal 2011 when we sold intermediate product and byproducts from the used oil re-refinery. There were no intersegment revenues during fiscal 2012.

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

Our operating costs includes the costs of the materials we use in our services, such as solvent and other chemicals, transportation of solvents and waste, and our payments to other parties to recycle or dispose of the waste materials that we collect. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Increased costs of crude oil, a component of solvent, can increase operating costs, although we attempt to offset such increases with increased prices for our services. Operating costs also include the costs of operating our branch system and hubs, including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization.

Our selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management, billing, receivables management, accounting and finance, information technology, environmental health and safety, and legal.

At the end of fiscal 2011, we completed the construction of our used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery has an input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of base oil per year when operating at full capacity. The cost to construct the used oil re-refinery was approximately $54 million. In February 2013, we obtained the required air permit to allow us to expand the annual capacity at the used oil re-refinery from 50 million to 75 million gallons of used oil feedstock per year. We are currently evaluating the costs of any re-refinery expansion. We believe an expansion may cost approximately $20.0 million, which is allowed under our credit facility as an exception to our capital expenditures limit. The expansion should allow us to improve our utilization of resources and the profitability of our Oil Business segment.

Following mechanical completion of the second phase of the used oil re-refinery at the end of 2011, the re-refinery began to produce base oil during the first quarter of 2012. By the end of the first quarter, we had commenced regular operation of the re-refinery and began to produce high quality Group II base oil. During fiscal 2012, we sold approximately 21.9 million gallons of base oil.

In fiscal 2011, we acquired certain assets and liabilities of several used oil collectors for a total consideration of $8.1 million in order to increase used oil collection volume. The operating results of these acquisitions are included in our consolidated results of operations from the dates of the acquisition. For further discussion, see Note 3 in our consolidated financial statements included elsewhere in this document.

In fiscal 2013 we purchased substantially all of the operating assets of Mirachem Corporation. Since 2004, Mirachem Corporation had provided us with the cleaning chemistry used in our aqueous parts cleaning service. We made an initial payment of approximately $2.5 million in cash at the time of closing and provided a note payable for an additional $0.8 million over two years.

In a separate transaction, we acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. We have an option to repurchase this 20% interest, and the current owner has a right to sell the interest, after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications.

We completed these transactions in order to secure the supply of our aqueous parts cleaning chemistry which, together with our patented aqueous parts cleaning equipment, should provide us with a strong platform from which to compete in the aqueous parts cleaning market. We will consolidate Mirachem, LLC into our financial statements as part of the Environmental Services segment beginning in fiscal 2013.

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

Identifiable Intangible Assets

The fair value of finite lived intangible assets may be based on significant judgments made by management. We sometimes engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. These intangible assets are amortized on a straight-line basis over their estimated economic lives.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. We test goodwill for impairment annually and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In fiscal 2012, we tested goodwill for impairment. Our tests indicated that the fair values were substantially in excess of carrying values and thus did not fail step one of the goodwill impairment test. Our determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on analysis of customer creditworthiness, historical losses, and general economic trends and conditions. We perform periodic credit evaluations of our customers and typically do not require collateral. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables that we use to record reserves throughout the year. In the last five years, our provisions for doubtful accounts have averaged 0.5% of sales. We do not have any off-balance sheet credit exposure related to our customers.

Inventory

Inventory consists primarily of used oil, processed oil, catalyst, new and used solvents, new and refurbished parts cleaning machines, drums, accessories, and absorbents. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete or unsalable inventory. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

Share-Based Compensation

We recognize stock based compensation expense based on the estimated grant date fair value of the awards. We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards. We value restricted stock as of the closing stock price on the measurement date, and then amortize the expense on a straight-line basis over the requisite service period of the awards. See Note 14 “Share-Based Compensation” for more details.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. As no triggering events occurred during fiscal 2012 we have not tested for impairment.

RESULTS OF OPERATIONS

Fiscal Year Ended December 29, 2012 versus Fiscal Year Ended December 31, 2011

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	Fiscal 2012 versus Fiscal 2011

	For the Fiscal Years Ended,
	December 29, 2012		December 31, 2011

Revenues
Product revenues	$119,470	47.3%	$39,149	25.6%
Service revenues	133,021	52.7%	113,709	74.4%
Total Revenues	$252,491	100.0%	$152,858	100.0%
Operating expenses -
Operating costs	213,568	84.6%	124,000	81.1%
Selling, general and administrative expenses	26,194	10.4%	20,715	13.6%
Depreciation and amortization	8,141	3.2%	5,657	3.7%
Other expense - net	6	—%	(10)	—%
Operating income	4,582	1.8%	2,496	1.6%
Interest expense – net	585	0.2%	37	—%
Income before income taxes	3,997	1.6%	2,459	1.6%
Provision for income taxes	1,743	0.7%	985	0.6%
Net income	$2,254	0.9%	$1,474	1.0%

Revenues

For the fiscal 2012, revenues increased $99.6 million, or 65.2%, to $252.5 million from $152.9 million for fiscal 2011. The increase was the result of sales of base oil and re-refinery byproducts at our used oil re-refinery in fiscal 2012, compared to fiscal 2011, when the re-refinery was under construction or producing intermediate products and byproducts only. In addition, revenues grew for both segments in fiscal 2012 compared to fiscal 2011 as we continued to add customers.

Operating expenses

Operating costs

The increase in operating costs as a percentage of sales in fiscal 2012 was in part related to the production of base oil and by-products at the used oil re-refinery. Although the used oil re-refinery was not running at 100% capacity throughout fiscal 2012, it was running throughout the year compared to fiscal 2011, when it was only operating in the second half of the year, and the hydrotreater portion of the facility had not yet been put into service. In addition, we continued to ramp up our Oil Business throughout fiscal 2012, which increased operating costs. We expect to continue to run the re-refinery on a more consistent basis in fiscal 2013 allowing us to leverage the fixed costs associated with our re-refinery. We expect the oil collection routes that we have added in the past two fiscal years to become more efficient, which should also improve margins.

The increase in the price of diesel fuel impacted the cost of operating our service and collection fleet in both segments and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates and due to higher fuel surcharges from our vendors. Reuse solvent sales provided a benefit during fiscal 2012 of less than $0.1 million compared to a benefit of $0.9 million in fiscal 2011, as reuse prices experienced pricing volatility on higher sales volumes of reuse solvent in fiscal 2011 compared to fiscal 2012, where reuse prices declined.

Selling, general, and administrative expenses

Overall, selling, general and administrative expenses as a percentage of revenues declined to 10.4% in fiscal 2012 from 13.6% in fiscal 2011. Selling, general and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 65.2% during the fiscal year. In particular, the Oil Business segment was able to leverage our selling, general and administrative costs with high volume product sales that do not require the same level of administrative costs. During the fourth quarter of fiscal 2012 we incurred an additional $1.1 million of costs associated with the evaluation of an unrealized potential acquisition.

Interest expense

Interest expense for fiscal 2012 was $0.6 million, compared to less than $0.1 million in fiscal 2011. The increase in interest expense in fiscal 2012 was a result of our average debt outstanding which, in fiscal 2012, was higher than the average debt outstanding in fiscal 2011. In fiscal 2012 and 2011, we capitalized $0.1 million and $0.2 million, respectively.

Provision for income taxes

In fiscal 2011, we deducted for federal income tax purposes bonus depreciation on the majority of our capital expenditures for assets placed in service in fiscal 2011. We recorded a noncurrent deferred tax liability to reflect the book-tax difference for the resulting inability to deduct the federal income tax depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the federal bonus depreciation, we recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The balance remaining on the NOL as of December 29, 2012 was $43.8 million. We recorded a deferred tax asset as of December 31, 2011 related to our net NOL federal and state tax effected of $15.2 million. As of December 29, 2012, the balance of the deferred tax asset was $15.8 million.

Our effective tax rate for fiscal 2012 was 43.6% compared to 40.1% in fiscal 2011. Such increase in the effective tax rate was, in part, the result of recording certain true ups in fiscal 2011 and not in fiscal 2012.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Fiscal 2012 versus Fiscal 2011		Increase

	For the Fiscal Years Ended,		$	%
	December 29, 2012	December 31, 2011
Revenues:
Environmental Services	139,154	119,512	19,642	16.4%
Oil Business	113,337	33,346	79,991	239.9%
Total	252,491	152,858	99,633	65.2%

For fiscal 2012, Environmental Services revenues increased $19.6 million, or 16.4%, to $139.2 million from $119.5 million in fiscal 2011. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in fiscal 2012. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches. In addition to volume growth, we also realized increased revenues from higher pricing on certain services. Revenues for the Environmental Services segment in the fourth quarter include $1.2 million in revenues from the licensing of one of our parts washer designs for both fiscal 2012 and prior years.

At the end of fiscal 2012, the Environmental Services segment was operating in 71 branch locations compared with 66 at the end of fiscal 2011.  There were 66 branches that were in operation during both fiscal 2012 and fiscal 2011. Same branch sales increased $14.2 million, or 11.9%, in fiscal 2012 compared to fiscal 2011 for these branches. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 63 branches experienced an increase of $15.9 million, or 14.9% from fiscal 2011 to fiscal 2012.

For fiscal 2012, Oil Business sales increased $80.0 million compared to fiscal 2011 due to the sales of re-refined base oil, intermediate products, and re-refinery byproducts. During fiscal 2012, we fed 35.8 million gallons of used oil into the re-refinery, which allowed us to produce and sell intermediate and base oil products. During fiscal 2012, we sold approximately 21.9 million gallons of base oil.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands)

	Fiscal 2012 versus Fiscal 2011		Increase

	For the Fiscal Years Ended,		$	%
	December 29, 2012	December 31, 2011
Profit (loss) before corporate SG&A*
Environmental Services	$29,545	$24,543	$5,002	20.4%
Oil Business	1,869	(708)	2,577	N/A
Total	$31,414	$23,835	$7,579	31.8%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental services profit before SG&A increased 20.4% in fiscal 2012, as compared to fiscal 2011 due to increased sales of 16.4%. We continued to add various sales and service resources in the first half of fiscal 2012. As these resources grew in productivity, they contributed to segment growth and results.

Oil Business profit before corporate SG&A increased $2.6 million in fiscal 2012, from a negative profit before corporate SG&A of $0.7 million in fiscal 2011, to a profit before corporate SG&A of $1.9 million in fiscal 2012. This was the result of increased margins from selling base oil, intermediate products, and byproducts from the used oil re-refinery compared to the fiscal 2011 when over one fourth of the revenue in the Oil Business came from lower value used oil. We continue to ramp up our Oil Business which we expect will allow us to leverage fixed cost. In addition, we expect to run the re-refinery on a more consistent basis during fiscal 2013, which we expect will allow us to leverage the fixed costs associated with our re-refinery. We would expect to run between 90% and 100% of original capacity in most quarters. However, if we expand capacity, then this expected percentage would temporarily change. During the second half of fiscal 2012, revenue and profit before SG&A were negatively impacted by a decline in the average market price of Group II base oil. In addition, we continued to experience higher costs in areas such as transportation, used oil collection costs, and maintenance at the re-refinery.

Fiscal Year Ended December 31, 2011 versus Fiscal Year Ended January 1, 2011

	Fiscal 2011 versus Fiscal 2010
	For the Fiscal Years ended
	December 31, 2011		January 1, 2011

Revenues
Product revenues	$39,149	25.6%	$13,796	12.3%
Service revenues	$113,709	74.4%	$98,322	87.7%
Total Revenues	$152,858	100.0%	$112,118	100.0%
Operating expenses -
Operating costs	124,000	81.1%	83,773	74.7%
Selling, general and administrative expenses	20,715	13.6%	18,035	16.1%
Depreciation and amortization	5,657	3.7%	4,629	4.1%
Loss (gain) on disposal of fixed assets - net	(10)	—%	39	—%
Operating income	2,496	1.6%	5,642	5.0%
Interest expense – net	37	—%	—	—%
Income before income taxes	2,459	1.6%	5,642	5.0%
Provision for income taxes	985	0.6%	2,371	2.1%
Net income	$1,474	1.0%	$3,271	2.9%

Revenues

For fiscal 2011, revenues increased $40.7 million, or 36.3%, to $152.9 million from $112.1 million for 2010. Revenues grew for all service types in fiscal 2011 compared to fiscal 2010 as we continued to add customers and expand our used oil collection business. In addition, our used oil re-refinery generated revenues of $23 million of intermediate products and by-products in the third and fourth quarters of 2011.

Operating expenses

Operating costs

Operating costs increased $40.2 million, or 48.0%, to $124.0 million for fiscal 2011 from $83.8 million in fiscal 2010. Operating costs as a percentage of revenues increased to 81.1% in fiscal 2011 compared to 74.7% in fiscal 2010. The increase in operating costs in fiscal 2011 was in part directly related to the production of intermediate products and by-products at the used oil re-refinery. We continued to increase our used oil collection efforts in order to feed our used oil re-refinery to produce intermediate products in the second half of the year, and we incurred start-up costs at the used oil re-refinery as well as at branches as we increased the number of used oil collection trucks in service. In addition, the increase in operating costs as a percentage of revenues is a result of rising energy prices which have a direct impact on our operating cost structure. Higher cost of petroleum based products negatively affected our operating costs. The increase in the price of diesel fuel impacted the cost of operating our service and collection fleet and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates due to higher fuel surcharges from our vendors. Higher petroleum product prices increased the prices we paid for solvent used to service our customers and the prices paid for used oil collected. Reuse solvent sales had a positive impact on operating costs during fiscal 2011 of $0.9 million compared to a benefit of $0.8 million in fiscal 2010.
The higher prices were partially offset by higher selling prices of our oil products.

Selling, general, and administrative expenses

Selling, general and administrative expenses increased $2.7 million in fiscal 2011, or 14.9%, to $20.7 million from $18.0 million in fiscal 2010. Overall, selling, general and administrative expenses as a percentage of revenues declined to 13.6% in fiscal 2011 from 16.1% in fiscal 2010. Selling, general and administrative expenses declined as a percentage of revenues primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 36.3% in fiscal 2011.

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

Our effective tax rate for fiscal 2011 was 40% compared to 42% in fiscal 2010. The reduction in the effective tax rate was the result of recording certain research tax credits in fiscal 2011 and not in fiscal 2010.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Fiscal 2011 versus Fiscal 2010		Increase
	For the Fiscal Years ended
	December 31, 2011	January 1, 2011	$	%
Revenues:
Environmental Services	$119,512	$104,220	$15,292	14.7%
Oil Business	33,346	7,898	25,448	322.2%
Total	$152,858	$112,118	$40,740	36.3%

For fiscal 2011, Environmental Services revenues increased $15.3 million, or 14.7%, to $119.5 million from $104.2 million in fiscal 2010. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in fiscal 2011. We continued to add customers through the expansion of our branch network.

At the end of fiscal 2011, the Environmental Services segment was operating 66 branch locations compared with 62 at the end of fiscal 2010.  There were 62 branches that were in operation during both fiscal 2011 and fiscal 2010, which collectively experienced an increase of $13.0 million, or 12.6% in same-branch sales during fiscal 2011 compared to fiscal 2010. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 59 branches experienced a collective increase in revenues of $13.4 million, or 14.0% during fiscal 2011 compared to fiscal 2010.

Oil Business revenues increased $25.4 million for fiscal 2011 compared to fiscal 2010 due to the intermediate and by-product sales from the used oil re-refinery and increased volume due to expanded collection efforts.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit before SG&A by operating segment (dollars in thousands):

	Fiscal 2011 versus Fiscal 2010		Increase (Decrease)
	For the Fiscal Years ended
	December 31, 2011	January 1, 2011	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$24,543	$26,288	$(1,745)	(6.6)%
Oil Business	(708)	(1,929)	1,221	63.3%
Total	$23,835	$24,359	$(524)	(2.2)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 11 in our financial statements included elsewhere in this document.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 29, 2012 and December 31, 2011, cash and cash equivalents were $47.8 million and $2.2 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

As of December 29, 2012, our secured bank credit facility allowed for up to $39.5 million in borrowings, of which $19.5 million was available as a term loan having a maturity date of March 15, 2016. The remaining portion of the credit facility was a revolving loan under which up to an additional $20.0 million was available. As of December 29, 2012 and December 31, 2011 we had $19.5 million and $20.0 million of borrowings outstanding under our term loan, respectively and no amounts outstanding under the revolver. During fiscal 2012, we recorded interest of $0.6 million on both the term loan and revolving credit facility. In fiscal 2012 and 2011, $0.1 million and $0.2 million in interest was capitalized, respectively.

On February 5, 2013 we entered into an Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement provides for borrowings of up to $40.0 million, with an accordion feature that provides for borrowings of up to an additional $60.0 million for up to a total of $100.0 million available under the Credit Agreement, subject to the satisfaction of certain terms and conditions. Under the Credit Agreement, $20.0 million is available as a Term A loan having a maturity date of February 5, 2018, and up to $20.0 million is available as a revolving loan. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio. Based on our total leverage ratio at December 29, 2012, $20.0 million is available for borrowing under the revolving portion of the loan. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at our election subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the British Bankers Association LIBOR rate plus 1%, or (c) the Lender's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to the (i) British Bankers Association LIBOR Rate plus (ii) a variable margin of between 1.75% and 2.75%

depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets.

The Credit Agreement requires us to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends. It also contains a number of financial covenants that are based on our EBITDA for the trailing fiscal year, including a maximum total leverage ratio of 3.25 through fiscal 2013, and a minimum interest coverage ratio of 3.5. In addition, it limits capital expenditures each fiscal year to 1.5 times depreciation and amortization expense, with certain exceptions for expanding our used oil re-refining capacity.

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

As of December 29, 2012 and December 31, 2011, we were in compliance with all covenants of our credit facility then in effect. As of December 29, 2012, and December 31, 2011, we had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $19.7 million and $11.4 million was available for borrowing under the then effective bank credit facility, respectively.

    At December 29, 2012, we had notes payable related to the Warrior Acquisition of approximately $1.4 million of which $0.6 million is recorded as current maturities of long-term debt.

We believe that our existing cash, cash equivalents, available borrowings and other sources of financings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  We cannot assure you that this will be the case or that our assumptions regarding revenues and expenses underlying this belief will be accurate.  If, in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current condition of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.  If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
	(Dollars in thousands)
	December 29, 2012	December 31, 2011	January 1, 2011
Net cash provided by (used in):
Operating activities	$2,645	$4,903	7,900
Investing activities	(23,056)	(45,615)	(12,968)
Financing activities	65,991	21,141	25,735
Net increase (decrease) in cash and cash equivalents	$45,580	$(19,571)	20,667

The most significant items affecting the comparison of our operating activities for fiscal 2012 and fiscal 2011 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Receivable — The increase of accounts receivable negatively affected cash flows from operations by $3.4 million in fiscal 2012 compared to fiscal 2011.  During fiscal 2012, we experienced an improvement in revenues compared to the prior year, due in part to the sale of re-refined base oil and by-products from the start-up of the used oil re-refinery. This acceleration of sales led to a higher accounts receivable balance at the end of 2012.

•
Inventory — The change in inventory positively affected cash flows from operations by $3.4 million in fiscal 2012 compared to fiscal 2011.  Inventory values increased due to the added value and volumes of re-refined base oil and by-product at our used oil re-refinery but at a lower rate compared to fiscal 2011. In fiscal 2011 we had built up inventory in order to feed the re-refinery at the beginning of fiscal 2012, which resulted in a greater increase in inventory and negative impact to cash flows from operation.

•
Accounts Payable — The change in accounts payable negatively affected cash flows from operations by $3.1 million in fiscal 2012 compared to fiscal 2011. Accounts payables increased due to the operation of our used oil re-refinery as well as for the expansion of branches and trucks, but at a lower rate compared to fiscal 2011.

•	Earnings improvement — Our increase in net income for fiscal 2012 positively impacted our net cash provided by operating activities by $0.8 million compared to fiscal 2011.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $23.1 million and $45.6 million for capital expenditures and software and intangible assets during fiscal 2012 and fiscal 2011, respectively.  During fiscal 2012, we spent approximately $12.2 million for the completion of the used oil re-refinery. An additional $1.9 million spent in fiscal 2012 was for capital improvements at the used oil re-refinery. During fiscal 2011, we spent approximately $36.9 million on the construction of the used oil re-refinery. Additionally, in fiscal 2012, approximately $5.1 million of the capital expenditures were for purchases of parts cleaning machines compared to $4.6 million in fiscal 2011.  In fiscal 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million and certain assets of Crystal Flash for $1.3 million. The remaining $3.9 million in fiscal 2012 was for other items including capital expenditures, office equipment, leasehold improvements, software, and intangible assets compared to $1.9 million in fiscal 2011.

Net Cash Provided by Financing Activities —

•
Follow-on Public Offering — During fiscal 2012, we received approximately $65.5 million in net proceeds from a follow-on public offering of common stock. We used a portion of these proceeds to pay off the outstanding balance of our revolving credit facility of approximately $12.4 million.

•	Proceeds from note payable - bank — During fiscal 2011, we drew $20.0 million on our term loan.

The most significant items affecting the comparison of our operating activities for fiscal 2011 and fiscal 2010 are summarized below:

Net Cash Provided by Operating Activities —

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

Contractual Obligations

Our contractual commitments consist of operating leases and short-term purchasing commitments. We anticipate that we will experience an increase in our lease commitments consistent with our entry into the used oil re-refining industry and anticipated growth in operations, infrastructure, and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of December 29, 2012.

Payments Due by Fiscal Year
(Dollars in thousands)

Contractual Obligations	Total	2013	2014		2015	2016	2017	Thereafter
Operating lease obligations (1)	$72,997	$15,530	$13,275		$11,653	$9,721	$8,559	$14,259
Future maturities of long term debt	20,996	1,803	2,358		2,335	14,500	—	—
Purchase obligations (2)	12,947	12,947	—		—	—	—	—
Total	$106,940	$30,280	$15,633	106.94	$13,988	$24,221	$8,559	$14,259

(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2026.

(2)
Our purchase obligations are open purchase orders as of December 29, 2012, and are primarily for bulk used oil, solvent, machine purchases, disposal and transportation expeneses, and capital expenditures. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancelable with or without notice, without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2012, we had no off-balance sheet arrangements, other than operating leases reported above under "Contractual obligations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.   Our weighted average borrowings under our bank credit facility during fiscal 2012 were $21.9 million, and the annual effective interest rate for fiscal 2012 was 2.9%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.2 million change to our interest expense in fiscal 2012.

ITEM 1. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.

We have audited the internal control over financial reporting of Heritage Crystal Clean, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 29, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 27, 2013

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	December 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$47,766	$2,186
Accounts receivable - net	23,338	17,047
Inventory - net	27,231	21,260
Deferred income taxes	759	986
Income tax receivables - current	648	1,040
Other current assets	2,821	1,955
Total Current Assets	102,563	44,474
Property, plant and equipment - net	72,246	66,650
Equipment at customers - net	17,946	16,408
Software and intangible assets - net	4,555	4,469
Goodwill	1,801	1,801
Income tax receivables - noncurrent	—	254
Total Assets	$199,111	$134,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,509	$21,266
Accrued salaries, wages, and benefits	2,544	2,930
Taxes payable	1,066	1,121
Current maturities of long-term debt and term loan	1,803	1,053
Other accrued expenses	2,512	2,562
Total Current Liabilities	24,434	28,932
Term loan, less current maturities	18,250	19,500
Long-term debt, less current maturities	828	1,338
Contingent consideration, less current portion	451	1,027
Deferred income taxes	5,757	4,706
Total Liabilities	49,720	55,503

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 18,068,852 and 14,448,331 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	$181	$144
Additional paid-in capital	141,612	73,065
Retained earnings	7,598	5,344
Total Stockholders' Equity	149,391	78,553
Total Liabilities and Stockholders' Equity	$199,111	$134,056

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	For the Fiscal Years Ended,
	December 29, 2012	December 31, 2011	January 1, 2011

Revenues
Product revenues	$119,470	$39,149	$13,796
Service revenues	133,021	113,709	98,322
Total revenues	$252,491	$152,858	$112,118

Operating expenses
Operating costs	213,568	124,000	83,773
Selling, general, and administrative expenses	26,194	20,715	18,035
Depreciation and amortization	8,141	5,657	4,629
Other expense (income) - net	6	(10)	39
Operating income	4,582	2,496	5,642
Interest expense – net	585	37	—
Income before income taxes	3,997	2,459	5,642
Provision for income taxes	1,743	985	2,371
Net income	$2,254	$1,474	$3,271

Net income per share: basic	$0.13	$0.10	$0.26
Net income per share: diluted	$0.13	$0.10	$0.26

Number of weighted average shares outstanding: basic	16,921	14,313	12,645
Number of weighted average shares outstanding: diluted	17,363	14,710	12,704

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total

Balance, January 2, 2010	10,708,471	$107	$43,219	$599	$43,925
Net income	—	$—	$—	$3,271	$3,271
Issuance of common stock – net of issuance costs	3,450,000	$35	$25,488	$—	$25,523
Issuance of common stock – ESPP	23,188	$—	$213	$—	$213
Share-based compensation	38,662	$—	$612	$—	$612
Balance, January 1, 2011	14,220,321	$142	$69,532	$3,870	$73,544
Net income	—	$—	$—	$1,474	$1,474
Issuance of common stock – Warrior acquisition	64,516	$1	$799	$—	$800
Issuance of common stock – ESPP	18,685	$—	$274	$—	$274
Exercise of stock options	118,317	$1	$1,400	$—	$1,401
Share-based compensation	26,492	$—	$1,060	$—	$1,060
Balance, December 31, 2011	14,448,331	$144	$73,065	$5,344	$78,553
Net income	—	—	—	2,254	2,254
Issuance of common stock – net of issuance costs	3,400,000	34	65,448	—	65,482
Issuance of common stock – ESPP	25,561	—	449	—	449
Exercise of stock options	142,289	2	1,585	—	1,587
Share-based compensation	52,671	1	1,065	—	1,066
Balance, December 29, 2012	18,068,852	$181	$141,612	$7,598	$149,391

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the Fiscal Years Ended,
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from Operating Activities:
Net income	$2,254	$1,474	$3,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,141	5,657	4,629
Bad debt provision	1,122	493	767
Share-based compensation	1,066	1,060	612
Deferred rent	38	45	37
Non-cash interest expense	44	41	—
Net loss on disposal of fixed assets	42	—	—
Deferred taxes	1,278	2,775	804
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,413)	(3,984)	(2,304)
Decrease (increase) in income tax receivables	646	(1,267)	353
Increase in inventory	(5,970)	(9,327)	(1,802)
(Increase) decrease in prepaid and other current assets	(866)	199	(184)
Increase in accounts payable	2,894	5,999	2,002
(Decrease) increase in accrued expenses	(631)	1,738	(285)
Cash provided by operating activities	2,645	4,903	7,900

Cash flows from Investing Activities:
Capital expenditures	(22,351)	(42,849)	(12,736)
Software and intangible asset expenditures	(835)	(514)	(232)
Proceeds from the sale of property, plant, and equipment	130	—	—
Business acquisitions, net of cash acquired	—	(2,252)	—
Cash used in investing activities	(23,056)	(45,615)	(12,968)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	65,932	274	25,735
Proceeds from the exercise of stock options	1,587	1,401	—
Repayments of contingent consideration	(475)	—	—
Repayments of Term Loan	(500)	—	—
Proceeds from Term Loan	—	20,000	—
Borrowings under revolving credit facility	28,180	—	—
Repayments of revolving credit facility	(28,180)	—	—
Repayments of notes payable	(553)	(534)	—
Cash provided by financing activities	65,991	21,141	25,735
Net increase (decrease) in cash and cash equivalents	45,580	(19,571)	20,667
Cash and cash equivalents, beginning of period	2,186	21,757	1,090
Cash and cash equivalents, end of period	$47,766	$2,186	$21,757

Supplemental disclosure of cash flow information:
Income taxes paid	284	310	1,835
Cash paid for interest, net of capitalized interest of $104, $223, and $0, respectively	549	—	—
Supplemental disclosure of non-cash information:
Payables for construction in progress	451	8,602	3,394
Business acquisitions, liabilities assumed	—	15	—
Business acquisitions, notes issued	—	2,384	—
Business acquisitions, common stock issued	—	800	—
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2012

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiary (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle service sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, re-refining, and vacuum truck services.  The Company's locations are in the United States. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on December 29, 2012.  Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, and accessories to customers, and service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, byproducts, and used oil, and service revenues include revenues from collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

In the second quarter of fiscal 2012, the Company raised net proceeds, after offering costs, of approximately $65.5 million in a follow-on public offering of common stock. Further details regarding this transaction can be found in Footnote 15, "Stockholders' Equity."

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

Revenue Recognition

The Company derives its sales primarily from the services it performs and from the sale of processed oil from its used oil re-refinery. Parts cleaning and other service revenues are recognized as the service is performed. Product sales are recognized at the time risk of loss passes to the customer. The risk of loss passes to customers at various times depending on the particular terms of the sales contract in force with each individual customer. Common thresholds for when risk of loss passes to the customer are at the time that product is loaded onto the shipping vessel or at the time that product is offloaded at the customer’s receiving location. Sales are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Sales Tax

Amounts billed for sales tax, value added tax, or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue.

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvent and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil, transportation, and costs to operate the used oil re-refinery, including personnel costs and utilities.

Operating costs also include the Company's costs of operating its branch system and hubs. These costs include personnel costs (including commissions), facility rent and utilities, and truck leases, fuel, and maintenance. Operating costs are not presented separately for products and services.

Selling, General, and Administrative Expenses

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

Concentration Risk

When available, the Company maintains its cash in bank deposit accounts, which were fully insured by the Federal Deposit Insurance Corporation (FDIC) as of December 29, 2012. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

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

Inventory

Inventory consists primarily of used oil, processed oil, catalyst, new and used solvents, new and refurbished parts cleaning machines, drums, accessories, and absorbents. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory.

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred.

The Company continually monitors its inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

Depreciation of property, plant, and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of buildings and storage tanks range from 10 to 39 years. The estimated useful lives of machinery, vehicles, and equipment range from 3 to 25 years. Leasehold improvements are amortized over the shorter of the lease terms or five years using the straight-line method.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank note payable. In fiscal 2012 and 2011, the Company capitalized interest of $0.1 million and $0.2 million, respectively, for capital projects. For fiscal year 2010 no interest costs were capitalized.

Equipment at Customers

The Company records purchases of new parts cleaning machines as Inventory. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed offsite at a customer location to be used in parts cleaning services. When sold to a customer, machines are removed from inventory, and the appropriate revenue and cost is recognized in the Income Statement. When the Company retains title to a machine that is placed off-site at a customer location to be used in parts cleaning services, the Company capitalizes the machine as a productive non-current asset under the Balance Sheet caption “Equipment At Customers” at the time the machine is placed at the customer’s site. Machines capitalized as “Equipment At Customers” are depreciated over their estimated useful life of 10 or 15 years, depending on the model. Expenditures for machines that are sold to a customer are treated as a cash outflow from operating activities on the Statement of Cash Flows. Expenditures for machines that are placed at a customer’s site to be used in parts cleaning services are treated as a cash outflow from investing activities.

Equipment at customers includes the costs of equipment at customer locations under annual service agreements. Depreciation of in-service equipment commences when equipment is placed in service at a customer location. The estimated useful life of in-service equipment is 10 or 15 years.

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

Amortization expense was $0.7 million, $0.6 million, and $0.5 million for fiscal years 2012, 2011, and 2010, respectively. The weighted average useful lives of software, patents, non-competes and other intangibles was 9 years, 15 years, 5 years and 9 years, respectively.

The expected amortization expense for fiscal years 2013, 2014, 2015, 2016, and 2017 is $0.6 million, $0.5 million, $0.4 million, $0.4 million, and $0.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

Software Costs

The Company expenses costs incurred in the research stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software costs occurs only after the research stage is complete and after the development stage begins. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 5 to 10 years.

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

Income Taxes

The Company accounts for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. The Company estimates and reserves for any material uncertain tax position that is unlikely to withstand an audit by the taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and makes changes to recorded amounts of any uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 13.

Shipping Costs

For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in operating costs.

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2010 were $0.1 million. For fiscal year 2011 and 2012, research and development costs were less than $0.1 million.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.5 million for each of fiscal 2012, 2011, and 2010.

Share-Based Compensation

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

When a future restricted grant is approved, the Company evaluates the probability that the awards will be granted, based on certain performance conditions. If the performance criteria are deemed probable, the Company accrues compensation expense related to these awards prior to the grant date. The Company accrues compensation expense based on the fair value of the performance awards at each reporting period when the performance criteria are deemed probable. Once the performance awards have been granted, the Company values the awards at the fair value on the date of grant and amortizes the expense through the end of the vesting period. See Note 14 “Share-Based Compensation” for more details.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of December 29, 2012 and December 31, 2011, the carrying values of cash and cash equivalents, trade receivables, trade payables, notes payable, and contingent consideration, are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2012, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $75,000 per covered person, as well as an aggregate, cumulative claims cap, for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 29, 2012 and December 31, 2011, the Company's liability for its self-insured benefits was $0.7 million and $0.6 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, an additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2012, 2011, and 2010 were $6.0 million, $4.0 million, and $3.2 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, growth expectations, expected changes in working capital, etc., regarding future profitability and cash flows of acquired businesses and market conditions. In the fourth quarter of fiscal 2012, the Company tested goodwill for impairment and determined goodwill not to be impaired. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

The change in the carrying amount of goodwill by segment from January 1, 2011 to December 29, 2012 is as follows (in thousands):

	Oil Business	Environmental Services	Total

Balance at January 1, 2011	$—	$—	$—
Warrior Acquisition	1,174	—	1,174
Crystal Flash Acquisition	627	—	627
Balance at December 31, 2011	$1,801	$—	$1,801
Fiscal Year 2012 Activity	—	—	—
Balance at December 29, 2012	$1,801	$—	$1,801

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

On December 1, 2011, the Company acquired certain assets of Crystal Flash Limited Partnership of Michigan ("Crystal Flash") in exchange for $1.7 million in cash at the time of closing and $2.1 million in future payments which will be tied to the continued performance of the acquired assets. The Company recorded the future payments at their net present value of $1.6 million. The purchase price allocation resulted in $1.1 million allocated to intangible assets, $0.9 million to property, plant, and equipment, $0.6 million to goodwill, $0.4 million to accounts receivable, and $0.3 million to inventory. The Company acquired Crystal Flash to add used oil collection volume in Michigan.

The operating results of the acquisitions are included in the Company's consolidated results of operations and also in the Oil Business segment from the date of acquisition.  In addition, the Company has allocated the assets acquired, including goodwill, to the Oil Business segment for both the Warrior and Crystal Flash acquisitions. The Company has concluded that the operating results of the acquisitions are not material to the Company's consolidated results of operations and therefore has not included pro forma financial information regarding the acquisitions.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	December 29, 2012	December 31, 2011
Trade	$24,026	$16,988
Less allowance for doubtful accounts	(1,244)	(698)
Trade - net	22,782	16,290
Related parties	410	197
Other	146	560
Total accounts receivable - net	$23,338	$17,047

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended December 29, 2012 and the fiscal year ended December 31, 2011 (in thousands):

	December 29, 2012	December 31, 2011
Balance at beginning of period	$698	$647
Provision for bad debts	1,122	493
Accounts written off, net of recoveries	(576)	(442)
Balance at end of period	$1,244	$698

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	December 29, 2012	December 31, 2011
Oil	$11,549	$8,009
Solvents	10,076	7,906
Machines	2,470	2,658
Drums	1,859	1,440
Accessories	1,518	1,406
Total inventory	27,472	21,419
Less: Machine refurbishing reserve	(241)	(159)
Total inventory - net	$27,231	$21,260

Inventory consists primarily of used oil, processed oil, catalyst, new and used solvents, new and refurbished parts cleaning machines, drums, accessories, and absorbents. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

The following table provides the changes in the Company's machine refurbishing reserve related to inventory for the fiscal years ended 2012 and 2011 (in thousands):

	Fiscal Year 2012	Fiscal Year 2011

Balance at beginning of period	$159	$185
Net change in reserve	82	(26)
Balance at end of period	$241	$159

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 29, 2012	December 31, 2011
Buildings and storage tanks	$45,813	$26,306
Machinery, vehicles and equipment	30,040	21,253
Leasehold improvements	3,180	1,755
Land	414	677
Construction in progress	4,658	25,309
Total property, plant and equipment	84,105	75,300
Less accumulated depreciation	(11,859)	(8,650)
Property, plant and equipment - net	$72,246	$66,650

	December 29, 2012	December 31, 2011
Equipment at customers	$41,884	$36,803
Less accumulated depreciation	(23,938)	(20,395)
Equipment at customers - net	$17,946	$16,408

(7)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	December 29, 2012	December 31, 2011
Accounts payable	$16,202	$20,678
Accounts payable - related parties	307	588
Total accounts payable	$16,509	$21,266

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

The Company's secured bank credit facility as of December 29, 2012 allowed for up to $39.5 million in borrowings. As of December 29, 2012 and December 31, 2011, the Company's total borrowings were $19.5 million and $20.0 million, under the term loan having a maturity date of March 15, 2016. The remaining portion of the credit facility was a revolving loan which was to expire on February 28, 2013 under which up to an additional $20.0 million was available. There were no amounts outstanding under the revolver at December 29, 2012 and December 31, 2011. The agreement was amended and restated on February 5, 2013 as described below.

During 2012, the Company recorded interest of $0.6 million on both the term loan and revolving credit facility, of which $0.1 million was capitalized for various capital projects.

Under the terms of the credit facility at December 29, 2012, interest is payable monthly at the prime rate plus 25 basis points, unless the total leverage ratio is greater than or equal to 2.75 to 1, in which case the rate would be the prime rate plus 50 basis points.  The Company also had the option to lock in a portion of its borrowing at the prevailing LIBOR rate plus a variable margin of between 2.0% and 3.0% depending on the Company's leverage ratio. The allowed total leverage ratio is on a graduated scale that allows for maximum total leverage ratios from 3.25 to 1 to 4.0 to 1. The credit facility also included an excess cash flow provision that required additional principal payments on the term loan if the excess earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year exceeded the formula rate set forth in the credit facility. As of December 29, 2012, amounts borrowed under the credit facility were secured by substantially all of the Company’s tangible and intangible assets. The Company's weighted average interest rate as of December 29, 2012 was 2.75%. The Company's effective interest rate as of December 29, 2012 was 2.88%.

On February 5, 2013, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement provides for borrowings of up to $40.0 million, with an accordion feature that provides for additional borrowings of up to $60.0 million for a total of up to $100.0 million available under the Credit Agreement, subject to the satisfaction of certain terms and conditions. As of February 5, 2013, under the Credit Agreement, $20.0 million was outstanding as a Term A loan having a maturity date of February 5, 2018, and up to $20.0 million was available as a revolving loan. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. Based on the Company's total leverage ratio at December 29, 2012, $20.0 million is available for borrowing under the revolving portion of the loan. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the British Bankers Association LIBOR rate plus 1%, or (c) the Lender's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to the (i) British Bankers Association LIBOR Rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets.

The Credit Agreement requires the Company to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends. It also contains a number of financial covenants that are based on EBITDA for the trailing fiscal year, including a maximum total leverage ratio of 3.25 through fiscal 2013, and a minimum interest coverage ratio of 3.5. In addition, it limits capital expenditures each fiscal year to 1.5 times depreciation and amortization expense, with the certain exceptions for expanding the Company's used oil re-refining capacity

As of December 29, 2012 and December 31, 2011, the Company was in compliance with all covenants under the credit facility then in effect. As of December 29, 2012, and December 31, 2011, the Company had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $19.7 million and $11.4 million was available for borrowing under the then effective bank credit facility, respectively.

In the second quarter of fiscal 2012 the Company raised net proceeds of approximately $65.5 million in a follow-on public offering of common stock and paid off the outstanding balance of its revolving credit facility of approximately $12.4 million.

Notes Payable

At December 29, 2012 and December 31, 2011, the Company has outstanding notes payable related to the Warrior Acquisition of approximately $1.4 million and $1.9 million, of which $0.6 million and $0.5 million, respectively, were recorded as current maturities.

Future Maturities

The aggregate contractual annual maturities for debt as of December 29, 2012, are as follows:

Fiscal Year:	Notes Payable	Term Loan	Total

2013	$553	$1,250	$1,803
2014	483	1,875	2,358
2015	460	1,875	2,335
2016	—	14,500	14,500
2017	—	—	—
Thereafter	—	—	—
Total debt	1,496	19,500	20,996
Less: Unamortized discount	(115)	—	(115)
Net debt	$1,381	$19,500	$20,881

(9)    EMPLOYEE BENEFIT PLAN

The Company offers a defined contribution benefit plan for its employees. All regular employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2%

contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution was $1.0 million, $0.8 million, and $0.6 million in fiscal 2012, 2011, and 2010, respectively. In fiscal 2011 the Company eliminated the profit-sharing component of the plan. No profit-sharing contributions pursuant to this plan were declared or paid in fiscal 2010 or 2011.

(10)    RELATED PARTY AND AFFILIATE TRANSACTIONS

During fiscal 2012, 2011, and 2010, the Company had transactions with affiliates and other related parties. The following table sets forth related-party transactions (in thousands):

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$7,662	$4,876	$2,105	$2,259	$1,696	$1,917
Other related parties / affiliates	5,829	3,926	33	2,558	4	1,584
Total	$13,491	$8,802	$2,138	$4,817	$1,700	$3,501

Revenues from related parties and affiliates are for sales of products and services performed by the Company. The increase in related party revenues from fiscal 2011 to fiscal 2012 was a result of increased revenues of products from the Company's used oil re-refinery to affiliated oil companies. Revenues from related parties for fiscal 2011 and fiscal 2010 have been adjusted to include a related party customer that was inadvertently excluded from reporting in prior years.

As of December 29, 2012, the Heritage Group beneficially owned 26.3% of the Company's common stock, the Fehsenfeld Family Trusts, which are related to the Heritage Group owned 7.9% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 5.6% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

On December 1, 2011, the Company acquired certain assets of Crystal Flash in exchange for $1.7 million in cash at the time of closing and $2.1 million in future payments which will be tied to the continued performance of the acquired business and were recorded at their net present value, which was $1.6 million. As of December 29, 2012, the net present value of the future payments was $1.1 million. Crystal Flash was considered a related party prior to the acquisition. See Note 3, "Business Combinations." In fiscal 2012, the Company made payments of $0.5 million related to the contingent consideration from the acquisition.

Payments to related parties and affiliates include solvent purchases, insurance premiums, disposal services, transportation, and various administration services.

The Company participates in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments are made to the shareholder. Expenses paid in fiscal 2012, 2011, and 2010, were approximately $0.8 million, $0.4 million, and $0.4 million, respectively.

(11)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management and vacuum truck service activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. No single customer accounted for more than 10% of consolidated revenues in fiscal 2012 and fiscal 2010. Revenues from one customer in the Oil Business segment represented approximately 15.4% of the Company's consolidated revenues for fiscal 2011. No customer represented greater than 10% of consolidated revenues in the Environmental Services segment for fiscal 2012, 2011, or 2010. There were no intersegment revenues.

Operating segment results for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011 were as follows (in thousands):

For the Fiscal Years Ended,
December 29, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$11,025	$108,445		$119,470
Service revenues	128,129	4,892		133,021
Total revenues	$139,154	$113,337		$252,491
Operating expenses
Operating costs	104,994	108,574	—	213,568
Operating depreciation and amortization	4,615	2,894	—	7,509
Profit before corporate selling, general, and administrative expenses	29,545	1,869	—	31,414
Selling, general, and administrative expenses	—	—	26,194	26,194
Depreciation and amortization from SG&A	—	—	632	632
Total selling, general, and administrative expenses			26,826	26,826
Other expense (income) - net			6	6
Operating income				4,582
Interest expense - net	—	—	585	585
Income before income taxes				3,997
Provision for income taxes	—	—	1,743	1,743
Net income				$2,254

For the Fiscal Year Ended,
December 31, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$9,064	$30,085		$39,149
Service revenues	110,448	3,261		113,709
Total revenues	$119,512	$33,346	—	$152,858
Operating expenses
Operating costs	90,751	33,249	—	124,000
Operating depreciation and amortization	4,218	805	—	5,023
Profit (loss) before corporate selling, general, and administrative expenses	24,543	(708)		23,835
Selling, general, and administrative expenses	—	—	20,715	20,715
Depreciation and amortization from SG&A	—	—	634	634
Total selling, general, and administrative expenses			21,349	21,349
Other expense (income) - net			(10)	(10)
Operating income				2,496
Interest expense - net	—	—	37	37
Income before income taxes				2,459
Provision for income taxes	—	—	985	985
Net income				$1,474

For the Fiscal Year Ended,
January 1, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$7,919	$5,877		$13,796
Service revenues	96,301	2,021		98,322
Total revenues	$104,220	$7,898	—	$112,118
Operating expenses
Operating costs	73,987	9,786	—	83,773
Operating depreciation and amortization	3,945	41	—	3,986
Profit (loss) before corporate selling, general, and administrative expenses	26,288	(1,929)		24,359
Selling, general, and administrative expenses	—	—	18,035	18,035
Depreciation and amortization from SG&A	—	—	643	643
Total selling, general, and administrative expenses			18,678	18,678
Other expense (income) - net			39	39
Operating income				5,642
Interest expense - net	—	—	—	—
Income before income taxes				5,642
Provision for income taxes	—	—	2,371	2,371
Net income				$3,271

Total assets by segment as of December 29, 2012 and December 31, 2011 were as follows (in thousands):

	December 29, 2012	December 31, 2011
Total Assets:
Environmental Services	$40,932	$32,208
Oil Business	80,529	67,008
Unallocated Corporate Assets	77,650	34,840
Total	$199,111	$134,056

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

Total capital expenditures by segment for fiscal 2012, 2011, and 2010 were as follows (in thousands):

	For the Fiscal Year Ended,
	December 29, 2012	December 31, 2011	January 1, 2011
Total Capital Expenditures:
Environmental Services	$5,924	$5,898	$4,689
Oil Business	15,225	37,903	8,154
Unallocated Corporate Assets	1,907	1,814	125
Total	$23,056	$45,615	$12,968

(12)    COMMITMENTS AND CONTINGENCIES

The Company may enter into purchase obligations with certain vendors. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. These purchase obligations are generally cancelable with or without notice, without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company has purchase obligations in the form of open purchase orders of $12.9 million as of December 29, 2012, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of December 29, 2012 and December 31, 2011, the Company had accrued $0.2 million and $0.2 million related to loss contingencies, respectively.

In October 2010, Ecological Services, Inc. ("ESI"), a non-hazardous wastewater treatment facility in Indiana, filed a Chapter 7 Bankruptcy proceeding.  The U.S. Environmental Protection Agency ("EPA") has determined that the Company was a Potential Responsible Party ("PRP") contributor of waste to the site and assigned the Company the proportional share of the costs related to the cleanup of the ESI site.  The Company joined with other PRPs to form a cooperative group to undertake the removal of waste and chemicals remaining at the site. The Company incurred expenses of $0.6 million for the clean-up, beginning in the second quarter of fiscal 2011. The Company did not experience additional expenses in fiscal 2012 related to ESI. In October 2012, the Company received notification from the EPA that the remediation work at the site had been completed. The Company does not expect to experience additional liabilities related to this site.

The Company leases office space, equipment and vehicles under noncancelable operating leases that expire at various dates through 2026. Many of the building leases obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $17.4 million, $12.2 million, and $9.7 million for fiscal years 2012, 2011, and 2010, respectively.

Future minimum lease payments under noncancelable operating leases as of December 29, 2012 are as follows (in thousands):

Fiscal year:
2013	15,530
2014	13,275
2015	11,653
2016	9,721
2017	8,559
Thereafter	14,259
Total	$72,997

(13)    INCOME TAXES

In fiscal 2011, the Company deducted for federal income tax purposes bonus depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011. The Company recorded a noncurrent deferred tax liability to reflect the book-tax difference for the resulting inability to deduct the federal income tax depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The balance remaining on the NOL as of December 29, 2012 was $43.8 million. As of December 29, 2012, the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $15.8 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At December 29, 2012, deferred tax assets do not include $0.8 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for fiscal 2012 was 43.6% compared to 40.1% in fiscal 2011. The rate increase is attributed to the recording of unrecognized tax benefits in fiscal 2012 from current and previous years' activity, where the recording of these unrecognized tax benefits did not occur in previous years.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2012, 2011, and 2010 (in thousands):

	For the Fiscal Years Ended,
	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Federal	$127	$(1,643)	$1,140
State	338	(147)	427
Total current	$465	$(1,790)	$1,567

Deferred:
Federal	$1,443	$2,604	$766
State	(165)	171	38
Total deferred	$1,278	$2,775	$804

Income tax provision	$1,743	$985	$2,371

A reconciliation of the expected income taxes at the statutory federal rate to the Company's actual income taxes is as follows (in thousands):

	For the Fiscal Years Ended,
	December 29, 2012	December 31, 2011
Tax at statutory federal rate	$1,359	$836
State and local tax, net of federal benefit	257	186
Other	127	(37)
Total income tax provision	$1,743	$985

Components of deferred tax assets (liabilities) are as follows (in thousands):

	As of,
	December 29, 2012	December 31, 2011
Deferred tax assets:
Net Operating Loss Carryforward	$15,750	$15,196
Tax intangible assets	1,526	1,673
Allowance for Doubtful Accounts	496	576
Reserves and Accruals	698	481
Income tax credits	574	275
Stock compensation	1,448	1,461
Total deferred tax asset	$20,492	$19,662

Deferred tax liabilities:
Prepaids	$(471)	$(316)
Depreciation and amortization	(25,019)	(23,066)
Total deferred tax liability	(25,490)	(23,382)

Net deferred tax liability	(4,998)	(3,720)

Current deferred tax asset	759	986
Net deferred tax liability	(5,757)	(4,706)

Net deferred tax liability	$(4,998)	$(3,720)

As of December 29, 2012, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2009. Federal income tax returns for fiscal years 2009, 2010, 2011, and 2012 are still open for examination, as are state income tax returns for years prior to 2012.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $0.2 million for uncertain tax positions as of December 29, 2012. The Company did not have any reserve for uncertain tax positions as of December 31, 2011. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

The following table summarizes the movement in unrecognized tax benefits (in thousands).

	For the Fiscal Years Ended,
	December 29, 2012	December 31, 2011
Gross Unrecognized Tax Benefits:
Beginning Balance	$—	$—
Additions Based on Current Year's Tax Positions	19	—
Additions from Prior Year's Tax Positions	175	—
Ending Balance	$194	$—

(14)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of December 29, 2012, the number of shares available for issuance under the Plan was 788,257 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Outstanding at January 1, 2011	889,654	$10.76	7.39	430
Granted	—
Exercised	(118,317)	$10.33
Outstanding at December 31, 2011	771,337	$10.83	6.38	4,421
Granted	—
Exercised	(142,289)	$11.15
Options outstanding at December 29, 2012	629,048	$10.76	5.40	2,607

Nonvested stock options at December 29, 2012	39,403	$7.33	6.25	298
Options vested and exercisable at December 29, 2012	589,645	$10.98	5.34	2,309

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options outstanding at January 1, 2011	118,219	$3.24
Less: Shares vested during period	39,414	$3.24
Nonvested stock options outstanding at December 31, 2011	78,805	$3.24
Less: Shares vested during period	39,402	3.24
Nonvested stock options at December 29, 2012	39,403	$3.24

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

The stock options issued on March 25, 2009, vest equally over four years beginning on the first anniversary following the grant date.

At December 29, 2012, there was less than $0.1 million of unrecognized compensation expense for stock options which will be recorded through the first quarter of 2013. In each of fiscal 2012, 2011, and 2010, $0.1 million was recorded as expense related to these stock options.

On January 31, 2012, the Compensation Committee of the Board of Directors approved an amendment to certain fully vested stock options for a member of management.  The amendment extended the period of time the option holder has to exercise the options upon termination from the Company due to death or disability.  As a result of the modification, the Company re-valued the modified awards as a new grant, which resulted in total incremental non-cash stock-based compensation expense of $0.1 million which was recorded in fiscal 2012.

Restricted Stock Compensation/Awards

The Company grants restricted shares to its Board of Directors that become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and the expense is amortized over its vesting period. In May 2011 the Company granted 8,346 restricted shares to its Board of Directors, which vested in May 2012. In May 2012, the Company granted 12,222 restricted shares to its Board of Directors, which vest fully after one year of service from their grant date.  In July 2012, the Board of Directors voted to accelerate the vesting of 2,037 of these shares upon the retirement of one of the directors. The Company expensed the entire fair value of the stock award in the third quarter of 2012. In addition, in July 2012, the Board of Directors granted 1,308 restricted shares to a new director. These shares will vest in May 2013, along with the remaining shares originally granted to the Board of Directors in May 2012. Expense related to this restricted stock in fiscal 2012, 2011, and 2010 was $0.3 million, $0.2 million, and $0.2 million, respectively.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan (LTIP).  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March, in October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. As of December 29, 2012 and December 31, 2011, there was approximately $0.4 million and $0.7 million of unrecognized compensation expense related to these awards. The Company continues to record compensation expense through the vesting period of these awards. In fiscal 2012, 2011, and 2010, approximately $0.3 million, $0.4 million, and $0.2 million were recorded as expense related to these awards, respectively.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 Long Term Incentive Plan (LTIP). Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore the Company began accruing compensation expense in fiscal 2011, based on the Company's assessment in fiscal 2011 as to the probability that the performance criteria would be achieved. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.7 million and $1.0 million of unrecognized compensation expense remaining related to these awards as of December 29, 2012 and December 31, 2011, respectively. In fiscal 2012 and 2011, $0.3 million and $0.3 million of compensation expense was recorded related to these awards, respectively.

The Company approved future restricted stock awards of 10,000 shares to be granted based on the performance of a member of management for fiscal 2012. The restricted shares will be subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date is prior to the grant date and therefore the Company began accruing compensation expense related to these awards in fiscal 2012. As of the end of the fourth quarter of 2012, the Company believed the performance criteria to be achievable. There was approximately $0.1 million of unrecognized compensation expense remaining related to this award as of December 29, 2012. In fiscal 2012, less than $0.1 million of compensation expense was recorded related to this award.

The following table summarizes information about restricted stock awards for the periods ended December 31, 2011 and December 29, 2012:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 1, 2011	15,492	9.68
Granted	114,038	12.82
Vested	(15,492)	9.68
Nonvested shares outstanding at December 31, 2011	114,038	12.82
Granted	73,032	21.74
Vested	(45,599)	13.80
Forfeited	(202)	16.53
Nonvested shares outstanding at December 29, 2012	141,269	17.11

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

On December 29, 2012, all of these awards had vested except for 11,000 shares, which will vest on May 17, 2013. As of December 29, 2012, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through May 2013. In each of fiscal years 2012, 2011, and 2010, $0.1 million was recorded as expense related to these awards.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan of 2008 (the "ESPP") is a shareholder approved plan under which all employees regularly scheduled to work 20 or more hours per week may purchase the Company’s common stock through payroll deductions at a price equal to 95% of the fair market values of the stock as of the end of the first day following each three-month offering period. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s regular earnings, and employees may not purchase more than $25,000 of stock during any calendar year.

As of December 29, 2012, the Company had reserved 68,557 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008, which included an additional 60,000 shares made available for purchase under the Plan at the Annual Meeting of Shareholders on May 3, 2012.  In the fiscal 2012, employees purchased 25,561 shares of the Company’s common stock with a weighted average fair market value of $18.51 per share.

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

(15)    STOCKHOLDERS' EQUITY

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

In fiscal 2010, the Company completed a secondary public offering.  In connection with the secondary offering, the Company sold 3,450,000 additional shares of common stock at $8.00 per share, raising net proceeds of approximately $25.5 million after underwriting discounts and transaction costs.  The Company used the net proceeds from the offering to fund a portion of the construction costs for the used oil re-refining project in Indianapolis, Indiana.

Heritage Participation Rights

The Company has a Participation Rights Agreement with The Heritage Group (“Heritage”), an affiliate of Heritage-Crystal Clean, Inc. pursuant to which Heritage has the option to participate, pro rata based on its percentage ownership interest in the Company's common stock in any equity offerings for cash consideration, including (i) contracts with parties for equity financing (including any debt financing with an equity component) and (ii) issuances of equity securities or securities convertible, exchangeable or exercisable into or for equity securities (including debt securities with an equity component). If Heritage exercises its rights with respect to all offerings, it will be able to maintain its percentage ownership interest in the Company's common stock. The Participation Rights Agreement does not have an expiration date. Heritage is not required to participate or exercise its right of participation with respect to any offerings. Heritage's right to participate does not apply to certain offerings of securities that are not conducted to raise or obtain equity capital or cash such as stock issued as consideration in a merger or consolidation, in connection with strategic partnerships or joint ventures, or for the acquisition of a business, product, license, or other asset by the Company.

(16)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2012, 2011, and 2010 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	For the Fiscal Years Ended,
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$2,254	$1,474	$3,271

Weighted average basic shares outstanding	16,921	14,313	12,645
Dilutive shares for share–based compensation plans	442	397	59
Weighted average diluted shares outstanding	17,363	14,710	12,704

Net income per share: basic	$0.13	$0.10	$0.26
Net income per share: diluted	$0.13	$0.10	$0.26

(17)    SUBSEQUENT EVENTS

On December 31, 2012, the Company, through a new Delaware subsidiary, Mirachem, LLC, purchased substantially all of the operating assets of Mirachem Corporation. Since 2004, Mirachem Corporation had provided the Company with the cleaning chemistry used in the Company's aqueous parts cleaning service. The Company made an initial payment of approximately $2.5 million in cash at the time of closing and provided a note payable for an additional $0.8 million over two years.

In a separate transaction, the Company acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. The Company has an option to repurchase this 20% interest, and the current owner has a right to sell the interest to the Company, after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications.

The Company completed these transactions in order to secure the supply of its aqueous parts cleaning chemistry which, together with the Company's patented aqueous parts cleaning equipment, should provide the Company with a strong platform from which to compete in the aqueous parts cleaning market.

The Company will consolidate Mirachem, LLC into its financial statements as part of the Environmental Services segment beginning in fiscal 2013.

(18)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2012				Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	First Quarter	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (1)
	(Dollars in thousands, except per share and branch data)

STATEMENT OF OPERATIONS DATA:
Revenues
Product revenues	21,215	31,941	31,348	34,966	3,996	5,755	10,919	18,479
Service revenues	29,294	30,330	30,718	42,679	24,743	26,213	26,325	36,428
Total Revenues	50,509	62,271	62,066	77,645	28,739	31,968	37,244	54,907
Operating expenses -
Operating Costs	42,337	51,908	52,718	66,605	22,512	24,545	30,381	46,562
Selling, general, and administrative expenses	5,756	6,235	5,566	8,637	4,541	4,815	4,886	6,473
Depreciation and amortization	1,772	1,911	1,904	2,554	1,110	1,215	1,208	2,124
Other expense (income)	1	—	9	(4)	—	(12)	1	1
Operating income (loss)	643	2,217	1,869	(147)	576	1,405	768	(253)
Interest expense – net	187	146	112	140	4	10	9	14
Income (loss) before income taxes	456	2,071	1,757	(287)	572	1,395	759	(267)
Provision for income taxes	186	853	723	(19)	234	567	260	(76)
Net income (loss)	270	1,218	1,034	(268)	338	828	499	(191)

Number of weighted average common shares outstanding:
Basic	14,486	16,689	18,060	18,067	14,249	14,306	14,325	14,357
Diluted	14,962	17,140	18,412	18,067	14,369	14,750	14,822	14,357

OTHER OPERATING DATA:
Average sales per working day - Environmental Services	515	545	555	570	435	470	475	495
Number of branches at end of fiscal quarter	71	71	71	71	67	67	67	67
____________

(1)	Reflects a sixteen week quarter.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 29, 2012. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 29, 2012 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company's management has concluded that, as of December 29, 2012, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 29, 2012 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2013 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	629,048	$10.76	788,257
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	629,048	$10.76	788,257

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011
Consolidated Statements of Income for the years ended December 29, 2012, December 31, 2011, and January 1, 2011
Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011
Consolidated Statements of Stockholders' Equity for the years ended December 29, 2012, December 31, 2011, and January 1, 2011
Notes to Consolidated Financial Statements

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	February 27, 2013	By:	/s/ Joseph Chalhoub

Joseph Chalhoub
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2013.

Signature	Title

/s/ Joseph Chalhoub	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Joseph Chalhoub
/s/ Gregory Ray	Chief Operating Officer
Gregory Ray
/s/ Mark DeVita	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer of the Registrant)
Mark DeVita
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Brian Recatto	Director
Brian Recatto
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of Heritage-Crystal Clean, Inc., amended (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on 10-K filed with the SEC on February 29, 2012)
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

10.5
Fifth Amendment dated as of December 10, 2012 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2012).

10.6
Sixth Amendment dated as of January 30, 2013 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013).

10.7
Promissory Note dated February 23, 2011 made by Heritage-Crystal Clean, LLC and payable to C&J Recovery, LLC (Incorporated herein by reference to Exhibit 10-.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2011)

10.8
Promissory Note dated February 23, 2011 made by Heritage-Crystal Clean, LLC and payable to JBS Oil, Inc. (Incorporated herein by reference to Exhibit 10-.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2011)

10.9
Promissory Note dated February 23, 2011 made by Heritage-Crystal Clean, LLC and payable to Warrior Oil Service, Inc. (Incorporated herein by reference to Exhibit 10-.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2011)

*	10.10
Employment Agreement, dated as of August 24, 1999 by and between Heritage-Crystal Clean, LLC and Joseph Chalhoub, as amended March 1, 2000 (Incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

10.11
Form of Participation Rights Agreement between Heritage-Crystal Clean, Inc. and The Heritage Group (Incorporated herein by reference to Exhibit 10.9 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.12
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

*	10.14
Employment Agreement, dated as of July 14, 2002 by and between Heritage-Crystal Clean, LLC and Tom Hillstrom (Incorporated herein by reference to Exhibit 10.14 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

10.15
Amended and Restated Credit Agreement dated as of February 5, 2013 by and between the Company and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2013.)

10.16
Multi-Story Office Building Lease between Heritage-Crystal-Clean, LLC and RP 2 Limited Partnership dated November 28, 2005 (Incorporated herein by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

*	10.17
Heritage-Crystal Clean, LLC Key Employee Membership Interest Trust Agreement dated February 1, 2002, as amended (Incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007)

10.18
Heritage-Crystal Clean, Inc. Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.25 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008)

*	10.19
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

*	10.22
Heritage-Crystal Clean, Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.23
Form of Indemnity Agreement with Directors of the Company (Incorporated herein by reference to Exhibit 10.30 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008)

*	10.24
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

*	10.27
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

*	10.28	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)
	21.1	Subsidiaries of Heritage-Crystal Clean, Inc. ***
	23.1	Consent of Grant Thornton LLP, Independent Registered Public Accountants***
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
__________________
*	Management or compensatory plan or arrangement.
***	Included herein.