Form 10-K/A
period 2012-12-29
Heritage-Crystal Clean, Inc.
filed 2013-03-01
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

On February 15, 2013, there were outstanding 18,209,069 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Proxy Statement”) for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 29, 2012.

EXPLANATORY NOTE

Heritage-Crystal Clean, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (the “10-K”), to amend Item 8 of the 10-K to remove the fourth line - “(Unaudited)” - from the headings to the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statement of Stockholders' Equity, and the Consolidated Statements of Cash Flows and to clearly identify the Financial Statements And Other Supplementary Data as Item 8 information.  This amendment speaks as of the filing date of the original 10-K, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original 10-K, except as set forth in this amendment.

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

Future Maturities

The aggregate contractual annual maturities for debt as of December 29, 2012, are as follows (in thousands):

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 1, 2013	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer of the Registrant)

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

*	10.28		Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011)
	21.1		Subsidiaries of Heritage-Crystal Clean, Inc. (Previously filed with the original form 10-K)
	23.1		Consent of Grant Thornton LLP, Independent Registered Public Accountants***
	31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
	31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
	32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
	32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
	101	.INS	XBRL Instance Document (Previously filed with the original form 10-K)
	101	.SCH	XBRL Taxonomy Extension Schema Document (Previously filed with the original form 10-K)
	101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Previously filed with the original form 10-K)
	101	.LAB	XBRL Taxonomy Extension Label Linkbase Document (Previously filed with the original form 10-K)
	101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Previously filed with the original form 10-K)

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Previously filed with the original form 10-K)
__________________
* Management or compensatory plan or arrangement.
*** Included herein.