Form 10-Q
period 2013-03-23
Heritage-Crystal Clean, Inc.
filed 2013-05-02
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 23, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On April 30, 2013, there were outstanding 18,232,617 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 23, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$44,476	$47,766
Accounts receivable - net	24,612	23,338
Inventory - net	28,033	27,231
Deferred income taxes	759	759
Income tax receivables - current	698	648
Other current assets	3,598	2,821
Total Current Assets	102,176	102,563
Property, plant and equipment - net	73,604	72,246
Equipment at customers - net	18,215	17,946
Software and intangible assets - net	5,978	4,555
Goodwill	3,680	1,801
Total Assets	$203,653	$199,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,158	$16,509
Accrued salaries, wages, and benefits	2,965	2,544
Taxes payable	1,122	1,066
Current maturities of long-term debt and term loan	1,968	1,803
Other accrued expenses	2,613	2,512
Total Current Liabilities	27,826	24,434
Term loan, less current maturities	19,000	18,250
Long-term debt, less current maturities	1,053	828
Contingent consideration, less current portion	340	451
Deferred income taxes	5,358	5,757
Total Liabilities	$53,577	$49,720

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 18,120,696 and 18,068,852 shares issued and outstanding at March 23, 2013 and December 29, 2012, respectively	$181	$181
Additional paid-in capital	141,883	141,612
Retained earnings	7,158	7,598
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	149,222	149,391
Noncontrolling Interest	854	—
Total Equity	150,076	149,391
Total Liabilities and Stockholders' Equity	$203,653	$199,111

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	For the First Quarters Ended,
	March 23, 2013	March 24, 2012

Revenues
Product revenues	$26,558	$21,215
Service revenues	33,449	29,294
Total revenues	$60,007	$50,509

Operating expenses
Operating costs	$52,286	$42,337
Selling, general, and administrative expenses	6,591	5,756
Depreciation and amortization	1,859	1,772
Other (income) expense - net	(8)	1
Operating (loss) income	(721)	643
Interest expense – net	106	187
(Loss) income before income taxes	(827)	456
(Benefit) Provision for income taxes	(407)	186
Net (loss) income	(420)	270
Income attributable to noncontrolling interest	20	—
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(440)	$270

Net (loss) income per share: basic	$(0.02)	$0.02
Net (loss) income per share: diluted	$(0.02)	$0.02

Number of weighted average shares outstanding: basic	18,113	14,486
Number of weighted average shares outstanding: diluted	18,113	14,962

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 29, 2012	18,068,852	$181	$141,612	$7,598	$149,391	$—	$149,391
Mirachem Acquisition	—	—	—	—	—	834	834
Net (loss) income	—	—	—	(440)	(440)	20	(420)
Issuance of common stock – ESPP	7,382	—	112	—	112	—	112
Exercise of stock options	5,631	—	65	—	65	—	65
Share-based compensation	38,831	—	94	—	94	—	94
Balance, March 23, 2013	18,120,696	$181	$141,883	$7,158	$149,222	$854	$150,076

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Quarters Ended,
	March 23, 2013	March 24, 2012
Cash flows from Operating Activities:
Net (loss) income	$(420)	$270
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,859	1,772
Bad debt provision	(66)	204
Share-based compensation	95	96
Deferred taxes	(399)	(180)
Other, net	10	43
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,207)	(7,860)
(Increase) decrease in income tax receivables	(50)	658
Increase in inventory	(327)	(7,390)
Increase in other current assets	(777)	(646)
Increase in accounts payable	2,614	8,791
Increase (decrease) in accrued expenses	659	(80)
Cash provided by (used in) operating activities	$1,991	$(4,322)

Cash flows from Investing Activities:
Capital expenditures	$(3,156)	$(8,936)
Software and intangible asset expenditures	—	(279)
Business acquisitions, net of cash acquired	(2,405)	—
Cash used in investing activities	$(5,561)	$(9,215)

Cash flows from Financing Activities:
Proceeds from Term Loan	$750	$—
Payments on Term Loan	(250)	—
Payments of notes payable	(206)	(138)
Payments of contingent consideration	(191)	—
Proceeds from issuance of common stock	112	98
Proceeds from the exercise of stock options	65	123
Borrowings under revolving credit facility	—	20,780
Payments on revolving credit facility	—	(8,780)
Cash provided by financing activities	$280	$12,083
Net decrease in cash and cash equivalents	(3,290)	(1,454)
Cash and cash equivalents, beginning of period	47,766	2,186
Cash and cash equivalents, end of period	$44,476	$732

Supplemental disclosure of cash flow information:
Income taxes paid	$8	$4
Cash paid for interest, net of capitalized interest of $30 and $18, respectively	103	164
Supplemental disclosure of non-cash information:
Payables for construction in progress	$247	$3,920
Business acquisition, liabilities assumed	139	—
Business acquisition, note issued	835	—
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 23, 2013

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle service sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, and vacuum truck services.  The Company also owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants and byproducts. The Company's locations are in the United States. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

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

Revenue Recognition

The Company derives its sales primarily from the services it performs and from the sale of processed oil from its used oil re-refinery. Parts cleaning and other service revenues are recognized as the service is performed. Product revenues are recognized at the time risk of loss passes to the customer. The risk of loss passes to customers at various times depending on the particular terms of the sales contract in force with each individual customer. Common thresholds for when risk of loss passes to the customer are at the time that product is loaded onto the shipping vessel or at the time that product is offloaded at the customer’s receiving location. Sales are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvents and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil, transportation, and costs to operate the used oil re-refinery, including personnel costs and utilities.

Operating costs also include the Company's costs of operating its branch system and hubs. These costs include personnel costs (including commissions), facility rent and utilities, truck leases, fuel, and maintenance. Operating costs are not presented separately for products and services.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of March 23, 2013 and December 29, 2012, the carrying values of cash and cash equivalents, trade receivables, trade payables, notes payable, and contingent consideration, are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

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

The change in the carrying amount of goodwill by segment from December 29, 2012 to March 23, 2013 is as follows (in thousands):

	Oil Business	Environmental Services	Total

Balance at December 29, 2012	$1,801	$—	$1,801
Mirachem Acquisition	—	1,879	1,879
Balance at March 23, 2013	$1,801	$1,879	$3,680

(3)    BUSINESS COMBINATIONS

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

In a separate transaction, the Company acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. The Company has an option to repurchase this 20% interest, and the holder of this 20% interest has a right to sell the interest to the Company, after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications.

The Company completed these transactions in order to secure the supply of its aqueous parts cleaning chemistry which, together with the Company's patented aqueous parts cleaning equipment, should provide the Company with a strong platform from which to compete in the aqueous parts cleaning market.

The Company has consolidated Mirachem, LLC into its financial statements as part of the Environmental Services segment in fiscal 2013. The Company has determined that the financial results of Mirachem, LLC are not material to the consolidated results of the Company and therefore has not presented pro forma disclosures.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the Mirachem acquisition (in thousands):

Inventory	$476
Property, Plant, & Equipment	218
Intangible Assets	1,640
Goodwill	1,879
Accounts Payable	(139)
Non-controlling interest	(834)
Total purchase price, net of cash acquired	$3,240
Less: note issued	(835)
Net cash paid	$2,405

The Company is continuing to evaluate the purchase price allocation. Purchase price allocations are subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented above.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 23, 2013	December 29, 2012
Trade	$24,655	$24,026
Less allowance for doubtful accounts	(1,044)	(1,244)
Trade - net	23,611	22,782
Related parties	835	410
Other	166	146
Total accounts receivable - net	$24,612	$23,338

The following table provides the changes in the Company’s allowance for doubtful accounts for the quarter ended March 23, 2013 and the fiscal year ended December 29, 2012 (in thousands):

	March 23, 2013	December 29, 2012
Balance at beginning of period	$1,244	$698
Bad debt provision	(66)	1,122
Accounts written off, net of recoveries	(134)	(576)
Balance at end of period	$1,044	$1,244

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	March 23, 2013	December 29, 2012
Oil	$12,042	$11,549
Solvents	10,278	10,076
Machines	2,526	2,470
Drums	1,808	1,859
Accessories	1,600	1,518
Total inventory	28,254	27,472
Less: Machine refurbishing reserve	(221)	(241)
Total inventory - net	$28,033	$27,231

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

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	March 23, 2013	December 29, 2012
Buildings and storage tanks (a)	$47,393	$45,813
Machinery, vehicles, and equipment (a)	28,470	30,040
Leasehold improvements	1,889	3,180
Land	713	414
Construction in progress	7,819	4,658
Total property, plant and equipment	86,284	84,105
Less accumulated depreciation	(12,680)	(11,859)
Property, plant and equipment - net	$73,604	$72,246

	March 23, 2013	December 29, 2012
Equipment at customers	$43,006	$41,884
Less accumulated depreciation	(24,791)	(23,938)
Equipment at customers - net	$18,215	$17,946
_______________
(a) Fiscal 2013 numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	March 23, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	$4,203	$2,693	$1,510	$4,296	$2,635	$1,661
Customer relationships(a)	2,379	331	2,048	1,729	274	1,455
Patents, formulae, and licenses(a)	1,803	277	1,526	1,059	262	797
Non-competes(a)	987	533	454	777	510	267
Other (a)	623	183	440	539	164	375
Total software and intangible assets	$9,995	$4,017	$5,978	$8,400	$3,845	$4,555
_______________
(a) Fiscal 2013 numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.2 million for the first quarter ended March 23, 2013 and $0.2 million for first quarter ended March 24, 2012. The weighted average useful lives of software; customer relationships; patents, formulae, and licenses; non-competes, and other intangibles were 9 years, 9 years, 15 years, 5 years, and 5 years, respectively.

The expected amortization expense for fiscal years 2013, 2014, 2015, 2016, and 2017 is $0.5 million, $0.5 million, $0.5 million, $0.4 million, and $0.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	March 23, 2013	December 29, 2012
Accounts payable	$18,654	$16,202
Accounts payable - related parties	504	307
Total accounts payable	$19,158	$16,509

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On February 5, 2013, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $40.0 million in borrowings. As of March 23, 2013 and December 29, 2012, the Company's total borrowings were $20.0 million and $19.5 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at March 23, 2013 and December 29, 2012.

During the first quarter of fiscal 2013, the Company recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects.

The Company's weighted average interest rate as of March 23, 2013 was 2.51%. The Company's effective interest rate as of March 23, 2013 was 2.73%.

The Credit Agreement provides an accordion feature that provides for additional borrowings of up to $60.0 million for a total of up to $100.0 million available under the Credit Agreement, subject to the satisfaction of certain terms and conditions. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

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

The Credit Agreement requires the Company to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends. It also contains a number of financial covenants that are based on EBITDA for the trailing fiscal year, a maximum total leverage ratio covenant of 3.25 through fiscal 2013 and a minimum interest coverage ratio covenant of 3.5. In addition, it limits capital expenditures each fiscal year to 1.5 times depreciation and amortization expense, with certain exceptions for expanding the Company's used oil re-refining capacity.

As of March 23, 2013 and December 29, 2012, the Company was in compliance with all covenants under the credit facility then in effect. As of March 23, 2013, and December 29, 2012, the Company had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $16.9 million and $19.7 million was available for borrowing under the then effective bank credit facility, respectively.

Notes Payable

At March 23, 2013 and December 29, 2012, the Company has outstanding notes payable related to business acquisitions of $2.0 million and $1.4 million, respectively, of which $1.0 million and $0.6 million were recorded as current maturities.

(10)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management and vacuum truck service activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. No single customer in either segment accounted for more than 10.0% of consolidated revenues in the first quarter of fiscal 2013, and no customer represented greater than 10.0% of consolidated revenues in the Environmental Services segment for the first quarters of fiscal 2013 or 2012. In the first quarter of fiscal 2012, revenues from one customer in the Oil Business segment represented approximately 11.7% of the Company's consolidated revenues. There were no intersegment revenues.

Operating segment results for the first fiscal quarters ended March 23, 2013, and March 24, 2012 were as follows (in thousands):

First Quarter Ended,
March 23, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,670	$23,888	$—	$26,558
Service revenues	32,121	1,328		33,449
Total revenues	$34,791	$25,216	$—	$60,007
Operating expenses
Operating costs	25,548	26,738	—	52,286
Operating depreciation and amortization	1,081	614	—	1,695
Profit (loss) before corporate selling, general, and administrative expenses	$8,162	$(2,136)	$—	$6,026
Selling, general, and administrative expenses			6,591	6,591
Depreciation and amortization from SG&A			164	164
Total selling, general, and administrative expenses			6,755	6,755
Other income - net			(8)	(8)
Operating loss				(721)
Interest expense – net			106	106
Loss before income taxes				$(827)

First Quarter Ended,
March 24, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,342	$18,873	$—	$21,215
Service revenues	28,171	1,123		29,294
Total revenues	$30,513	$19,996	$—	$50,509
Operating expenses
Operating costs	24,299	18,038	—	42,337
Operating depreciation and amortization	1,032	603	—	1,635
Profit before corporate selling, general, and administrative expenses	$5,182	$1,355	$—	$6,537
Selling, general, and administrative expenses			5,756	5,756
Depreciation and amortization from SG&A			137	137
Total selling, general, and administrative expenses			5,893	5,893
Other expense - net			1	1
Operating income				643
Interest expense – net			187	187
Income before income taxes				$456

Total assets by segment as of March 23, 2013 and December 29, 2012 were as follows (in thousands):

	March 23, 2013	December 29, 2012
Total Assets:
Environmental Services	$62,085	$57,092
Oil Business	89,048	87,222
Unallocated Corporate Assets	52,520	54,797
Total	$203,653	$199,111

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, goodwill, and inventories allocated to each segment. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, as well as cash and net deferred tax assets. Presentation has been adjusted as of December 29, 2012 to allocate accounts receivable to each segment compared to previous presentation in which accounts receivable were listed as Unallocated Corporate Assets.

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

The Company has purchase obligations in the form of open purchase orders of $14.8 million as of March 23, 2013, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 23, 2013 and December 29, 2012, the Company had accrued $0.3 million and $0.2 million related to loss contingencies, respectively.

(12)    INCOME TAXES

In fiscal 2011, as a result of temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") which will expire in 2031. The balance remaining on the NOL as of March 23, 2013 was $44.7 million. As of March 23, 2013, the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $16.2 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At March 23, 2013, deferred tax assets do not include $0.8 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the first quarter of fiscal 2013 was 49.2% compared to 40.8% in the first quarter of fiscal 2012. The rate increase is attributed to the discrete effect of the adjustment to reflect the fiscal 2012 federal and state research and development credit allowable due to legislation that was not enacted until after the prior year balance sheet date.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $0.2 million and $0.2 million for uncertain tax positions as of March 23, 2013 and December 29, 2012, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(13)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 23, 2013, the number of shares available for issuance under the Plan was 796,407 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 29, 2012	629,048	$10.76	5.40	$2,607
Granted	—
Exercised	(5,631)	11.50
Options outstanding at March 23, 2013	623,417	$10.75	5.17	$2,981

Nonvested stock options at March 23, 2013	39,403	$7.33	6.01	$323
Options vested and exercisable at March 23, 2013	584,014	$10.98	5.11	$2,658

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options at December 29, 2012	39,403	$3.24
Less: Shares vested during period	—	—
Nonvested stock options at March 23, 2013	39,403	$3.24

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The remaining nonvested stock options in the table above were initially issued on March 25, 2009. These options vested equally over four years beginning on the first anniversary following the grant date. In each of the first quarters of fiscal 2013 and 2012, less than $0.1 million was recorded as expense related to these stock options.

Restricted Stock Compensation/Awards

The Company grants restricted shares to its Board of Directors that become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. In May 2012, the Company granted 12,222 restricted shares to its Board of Directors, which vest fully after one year of service from their grant date.  In July 2012, the Compensation Committee voted to accelerate the vesting of 2,037 of these shares upon the retirement of one of the directors. In addition, in July 2012, the Compensation Committee granted 1,308 restricted shares to a new director. The remaining 11,493 shares will vest in May 2013. Expense related to the Board of Directors' restricted stock in the first quarters of fiscal 2013 and 2012 was $0.1 million and $0.1 million, respectively. As of March 23, 2013, there was $0.2 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2013.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan (LTIP).  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March, in October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. As of March 23, 2013 and December 29, 2012, there was approximately $0.3 million and $0.4 million of unrecognized compensation expense related to these awards, respectively. The Company continues to record compensation expense through the vesting period of these awards. In the first quarters of fiscal 2013 and 2012, the Company recorded expense of approximately $0.1 million and $0.1 million related to these awards, respectively.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 Long Term Incentive Plan (LTIP). These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.6 million and $0.7 million of unrecognized compensation expense remaining related to these awards as of March 23, 2013 and December 29, 2012 respectively. In the first quarters of fiscal 2013 and 2012, $0.1 million and $0.1 million of compensation expense was recorded related to these awards, respectively.

On February 7, 2013, the Company granted 10,000 restricted shares to a member of management based on the performance of the individual in fiscal 2012 and having met certain goals. The restricted shares are subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date is prior to the grant date and therefore the Company began accruing compensation expense related to these awards in fiscal 2012. There was approximately $0.1 million and $0.1 million of unrecognized compensation expense remaining related to this award as of March 23, 2013 and December 29, 2012, respectively. In each of the first quarters of fiscal 2013 and 2012, less than $0.1 million and $0.1 million of compensation expense was recorded related to this award, respectively.

In February 2013, as part of management's annual compensation for fiscal 2013, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2013. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2013, based on the Company's assessment as to the probability that the performance criteria would be achieved. As such, there was approximately $1.7 million in unrecognized compensation expense remaining related to these awards as of March 23, 2013. In the first quarter of fiscal 2013, $0.1 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the period ended March 23, 2013:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 29, 2012	141,269	$17.11
Granted	10,000	15.23
Vested	(58,289)	15.87
Nonvested shares outstanding at March 23, 2013	92,980	$17.69

Performance Restricted Stock Awards

In February 2007, the Company granted to certain key employees in one of the Company’s operating divisions 55,000 restricted stock awards. As of March 23, 2013, all of these awards had vested except for 11,000 shares, which will vest on May 17, 2013. As of March 23, 2013, there was less than $0.1 million of unrecognized compensation expense related to these awards which will be recorded through May 2013. In each of the first quarters of fiscal years 2013 and 2012, less than $0.1 million was recorded as expense related to these awards.

Employee Stock Purchase Plan

As of March 23, 2013, the Company had reserved 61,175 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first quarter of fiscal 2013, employees purchased 7,382 shares of the Company’s common stock with a weighted average fair market value of $16.03 per share.

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2013 and 2012, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	For the First Quarters Ended,
	March 23, 2013	March 24, 2012
Net (loss) income	$(420)	$270
Less: Income attributable to noncontrolling interest	20	—
Net (loss) income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$(440)	$270

Weighted average basic shares outstanding	18,113	14,486
Dilutive shares for share–based compensation plans	—	476
Weighted average diluted shares outstanding	18,113	14,962

Number of anti-dilutive potentially issuable shares excluded from diluted shares outstanding	328	—

Net (loss) income per share: basic	$(0.02)	$0.02
Net (loss) income per share: diluted	$(0.02)	$0.02

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on February 27, 2013. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC on February 27, 2013. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week period ended March 23, 2013 and March 24, 2012, each referred to as "quarter ended" or "first quarter ended" or "first fiscal quarter".

Overview

We provide parts cleaning, containerized waste management, used oil collection, and vacuum truck services and own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 74 branch facilities providing services to customers in 42 states. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, and vacuum services for our customers. Revenues from this segment accounted for approximately 58.0% of our total company revenues for the first quarter of 2013. The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as sales, but rather as a reduction in our net cost of solvent under operating costs. In the Environmental Services segment, we define and measure same-branch sales for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average sales per working day by dividing our sales by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for 42.0% of our total company revenues in the first quarter of fiscal 2013.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in the first quarter of fiscal 2013, and no customer represented greater than 10.0% of consolidated revenues in the Environmental Services segment for the first quarters of fiscal 2013 or 2012. In the first quarter of fiscal 2012, revenues from one customer in the Oil Business segment represented approximately 11.7% of the Company's consolidated revenues. There were no intersegment revenues during the first quarter of fiscal 2013.

Our operating costs includes the costs of the materials we use in our services, such as solvents and other chemicals, transportation of solvents and waste, and our payments to other parties to recycle or dispose of the waste materials that we collect. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Increased costs of crude oil, a component of solvent, can increase operating costs, although we attempt to offset such increases with increased prices for our services. Operating costs also include the costs of operating our branch system and hubs, including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization from operations.

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery has an input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of base oil per year when operating at full capacity. In the first quarter of fiscal 2013, we obtained the required air permit to allow us to expand the annual capacity at the used oil re-refinery from 50 million to 75 million gallons of used oil feedstock per year. Our board of directors has approved our plan to expand the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe would allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the additional capacity to be added incrementally over the remainder of 2013 and the first half of 2014 with the entire amount of additional capacity in place by mid-2014. We estimate the capital cost to complete the expansion project will be approximately $20 - $25 million.

In the first quarter of fiscal 2013, through a new Delaware subsidiary, Mirachem, LLC, we purchased substantially all of the operating assets of Mirachem Corporation. Since 2004, Mirachem Corporation had provided us with the cleaning chemistry used in our aqueous parts cleaning service. We made an initial payment of approximately $2.5 million in cash at the time of closing and provided a note payable for an additional $0.8 million over two years.

In a separate transaction, we acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. We have an option to repurchase this 20% interest, and the holder of this 20% interest has a right to sell the interest, after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications.

We completed these transactions in order to secure the supply of our aqueous parts cleaning chemistry which, together with our patented aqueous parts cleaning equipment, should provide us with a strong platform from which to compete in the aqueous parts cleaning market. We have consolidated Mirachem, LLC into our financial statements as part of the Environmental Services segment beginning in fiscal 2013.

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the First Quarters Ended,
	March 23, 2013		March 24, 2012

Revenues
Product revenues	$26,558	44.3%	$21,215	42.0%
Service revenues	33,449	55.7%	29,294	58.0%
Total Revenues	$60,007	100.0%	$50,509	100.0%
Operating expenses -
Operating costs	$52,286	87.1%	$42,337	83.8%
Selling, general and administrative expenses	6,591	11.0%	5,756	11.4%
Depreciation and amortization	1,859	3.1%	1,772	3.5%
Other (income) expense - net	(8)	—%	1	—%
Operating (loss) income	(721)	(1.2)%	643	1.3%
Interest expense – net	106	0.2%	187	0.4%
(Loss) Income before income taxes	(827)	(1.4)%	456	0.9%
Provision for income taxes	(407)	(0.7)%	186	0.4%
Net (loss) income	(420)	(0.7)%	270	0.5%
Income attributable to noncontrolling interest	20	—%	—	—%
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(440)	(0.7)%	$270	0.5%

Revenues

For the first quarter of fiscal 2013, revenues increased $9.5 million, or 18.8%, to $60.0 million from $50.5 million for the first quarter of fiscal 2012. The increase was the result of sales of base oil and re-refinery byproducts in our Oil Business segment in the first quarter of 2013, compared to the first quarter of fiscal 2012, when we began initial sales of base oil and the re-refinery was in the start-up phase. In addition, revenues grew in the Environmental Services segment in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 as we realized increased volume and improved pricing.

Operating expenses

Operating costs

Operating costs increased $9.9 million, or 23.5%, from the first quarter of fiscal 2012 to the first quarter of fiscal 2013. The increase in operating costs was related to increased production volumes in the Oil Business. As the Oil Business increased production, it also experienced weaker pricing on the sale of base oil from the used oil re-refinery, which caused operating costs to increase as a percentage of sales. In addition, the Oil Business experienced a lower-of-cost-or-market adjustment of approximately $0.4 million to inventory of our asphalt extender byproduct from the used oil re-refinery.

Reuse solvent sales provided a benefit during the first quarter of fiscal 2013 of $0.1 million compared to a benefit of less than $0.1 million in the first quarter of fiscal 2012.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $0.8 million, or 14.5%, from the first quarter of fiscal 2012 to the first quarter of fiscal 2013. Overall, selling, general and administrative expenses as a percentage of revenues decreased to 11.0% in the first quarter of fiscal 2013 from 11.4% in the first quarter of fiscal 2012. Selling, general and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 18.8% during the quarter. In particular, the Oil Business segment was able to leverage our selling, general and administrative costs with high volume product sales that do not require the same level of administrative costs.

Interest expense

Interest expense for the first quarter of fiscal 2013 was $0.1 million, compared $0.2 million in the first quarter of fiscal 2012. The decrease in interest expense in the first quarter of fiscal 2013 was a result of higher average debt outstanding in the first quarter of fiscal 2012 from our bank revolver, compared to the first quarter of fiscal 2013 when our only bank debt outstanding was the Term A loan. In each of the first quarters of fiscal 2013 and 2012, we capitalized less than $0.1 million in interest.

Provision for income taxes

Our effective tax rate for the first quarter of fiscal 2013 was 49.2% compared to 40.8% in first quarter of fiscal 2012. The rate increase is attributed to the discrete effect of the adjustment to reflect the fiscal 2012 federal and state research and development credit allowable due to legislation that was not enacted until after the prior year balance sheet date.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	For the First Fiscal Quarters Ended,		Increase

	March 23, 2013	March 24, 2012	$	%

Revenues:
Environmental Services	$34,791	$30,513	$4,278	14.0%
Oil Business	25,216	19,996	5,220	26.1%
Total	$60,007	$50,509	$9,498	18.8%

In the first quarter of fiscal 2013, Environmental Services revenues increased $4.3 million, or 14.0%, to $34.8 million from $30.5 million in the first quarter of fiscal 2012. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in the first quarter of fiscal 2013. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches. In addition we realized revenue growth from a combination of higher volume and improved pricing.

At the end of the first quarter of fiscal 2013, the Environmental Services segment was operating in 73 branch locations compared with 70 at the end of the first quarter of fiscal 2012.  There were 69 branches that were in operation during both the first quarters of fiscal 2013 and fiscal 2012. Same branch sales increased $3.6 million, or 11.8%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 for these branches. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 66 branches experienced an increase of $3.5 million, or 12.4% from the first quarter of fiscal 2012 to the first quarter of fiscal 2013.

In the first quarter of fiscal 2013, Oil Business revenues increased $5.2 million compared to the first quarter of fiscal 2012 due to increased revenues from re-refined base oil and re-refinery byproducts. During the first quarter of fiscal 2013, we fed approximately 10.5 million gallons of used oil into the re-refinery and sold approximately 6.6 million gallons of base oil.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands)

	For the First Fiscal Quarters Ended,		Change

	March 23, 2013	March 24, 2012	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$8,162	$5,182	$2,980	57.5%
Oil Business	(2,136)	1,355	(3,491)	N/A
Total	$6,026	$6,537	$(511)	(7.8)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental services profit before SG&A increased 57.5% in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012 in part due to increased sales of 14.0%. As we grew sales due to increased volume and improved pricing, we were better able to leverage fixed costs, which resulted in an increased margin. During the first half of fiscal 2012, we added various sales and service resources which have grown in productivity and contributed to segment sales growth and profitability. In addition, our new Mirachem subsidiary contributed $0.1 million to our profit before corporate SG&A in this segment.

Oil Business profit before corporate SG&A decreased $3.5 million in the first quarter of fiscal 2013, from profit before corporate SG&A of $1.4 million in the first quarter of fiscal 2012, to a loss before corporate SG&A of $2.1 million in fiscal 2013. The pressure on the Oil Business was largely a result of decreased selling prices of base oil across the industry, continuing a trend that began in the second half of fiscal 2012. The average spot market price for the Group II base oil product we produce declined approximately 23% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. In addition, the Oil Business experienced a lower-of-cost-or-market adjustment of approximately $0.4 million to inventory of our asphalt extender byproduct from the used oil re-refinery.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 23, 2013 and December 29, 2012, cash and cash equivalents were $44.5 million and $47.8 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

On February 5, 2013, we entered into an Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement provides for up to $40.0 million in borrowings, of which $20.0 million is available as a term loan having a maturity date of February 5, 2018. The remaining portion is a revolving loan facility with up to $20.0 million of availability. As of March 23, 2013 and December 29, 2012, we had $20.0 million and $19.5 million of borrowings outstanding under our term loan, respectively, and no amounts outstanding under the revolver. During the first quarter of fiscal 2013, we recorded interest of $0.1 million on borrowings under the Credit Agreement. In the first quarter of fiscal 2013, less than $0.1 million in interest was capitalized.

The Credit Agreement provides an accordion feature that provides for borrowings of up to an additional $60.0 million for up to a total of $100.0 million available under the Credit Agreement, subject to the satisfaction of certain terms and conditions. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

Based on our total leverage ratio at March 23, 2013, $16.9 million is available for borrowing under the revolving portion of the loan, net of outstanding letters of credit. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

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

As of March 23, 2013 and December 29, 2012, we were in compliance with all covenants of our credit facility. As of March 23, 2013, and December 29, 2012, we had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $16.9 million and $19.7 million was available for borrowing under the then effective bank credit facility, respectively.

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

Summary of Cash Flow Activity

	For the First Quarters Ended,
	(Dollars in thousands)
	March 23, 2013	March 24, 2012
Net cash provided by (used in):
Operating activities	$1,991	$(4,322)
Investing activities	(5,561)	(9,215)
Financing activities	280	12,083
Net decrease in cash and cash equivalents	$(3,290)	$(1,454)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 are summarized below:

Net Cash Provided by (used in) Operating Activities —

•Inventory — The change in inventory positively affected cash flows from operations by $7.1 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.  Inventory increased during the quarter due to growth in both our segments but at a lower pace compared to the first quarter of fiscal 2012 when we were increasing inventories at the used oil re-refinery.

•
Accounts Receivable — The increase of accounts receivable positively affected cash flows from operations by $6.7 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.  During the first quarter of fiscal 2012, we began production of base oil from our used oil re-refinery, which increased sales and accounts receivable compared to the prior year. In the first quarter of fiscal 2013, our sales also increased but at a slower pace.

•
Accounts Payable — The increase in accounts payable negatively affected cash flows from operations by $6.2 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Accounts payables increased due to the operation of our used oil re-refinery as well as for the expansion of branches and trucks.

•
Earnings decline — Our decrease in net income in the first quarter of fiscal 2013 negatively impacted our net cash provided by operating activities by $0.7 million compared to the first quarter of fiscal 2012.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $5.6 million and $9.2 million for capital expenditures and software and intangible assets during the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively.  During the first quarter of fiscal 2013, we spent $1.4 million for capital improvements at the used oil re-refinery. Additionally, in the first quarter of fiscal 2013, approximately $1.1 million of the capital expenditures were for purchases of parts cleaning machines compared to $1.2 million in the first quarter of fiscal 2012.  The remaining $0.7 million in the first quarter of fiscal 2013 was for other items including capital expenditures, office equipment, leasehold improvements, software, and intangible assets compared to $1.3 million in the first quarter of fiscal 2012.

•	Mirachem Acquisition — In the first quarter of fiscal 2013, we used $2.4 million in cash as part of our acquisition of certain assets of Mirachem Corporation.

Net Cash Provided by Financing Activities —

•
Proceeds from note payable - bank — During the first quarter of fiscal 2012, we had net borrowings of $12.0 million on our bank revolver. In the first quarter of fiscal 2013, we refinanced our credit facility, and increased the amount outstanding on our Term A loan by $0.5 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the first quarter of fiscal 2013 were $19.7 million, and the annual effective interest rate for the first quarter of fiscal 2013 was 2.7%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a less than $0.1 million change to our interest expense in the first quarter of fiscal 2013.

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

There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2013 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to various general legal proceedings that arise in the ordinary course of business. We are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2013, in connection with the vesting of restricted stock awards held by certain employees, the Company purchased from these employees a total of 19,458 shares of Common Stock for a purchase price of $15.01 per share for the sole purpose of satisfying the minimum tax withholding obligations of the employees upon the vesting of a portion of certain restricted stock award grants to them by the Company. No shares were repurchased in the open market.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
December 30, 2012 to January 26, 2013	19,458	$15.01	—	$—
January 27, 2013 to February 23, 2013	—	—	—	—
February 24, 2013 to March 23, 2013	—	—	—	—
Total	19,458		—	$—

ITEM 6.  EXHIBITS

10.1	Amended and Restated Credit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 2, 2013	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer