Form 10-Q
period 2013-06-15
Heritage-Crystal Clean, Inc.
filed 2013-07-25
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 15, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 22, 2013, there were outstanding 18,412,364 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	6/15/2013	12/29/2012
ASSETS
Current Assets:
Cash and cash equivalents	$40,984	$47,766
Accounts receivable - net	27,254	23,338
Inventory - net	29,444	27,231
Deferred income taxes	759	759
Income tax receivables - current	—	648
Other current assets	3,417	2,821
Total Current Assets	101,858	102,563
Property, plant and equipment - net	74,464	72,246
Equipment at customers - net	18,653	17,946
Software and intangible assets - net	6,970	4,555
Goodwill	2,610	1,801
Total Assets	$204,555	$199,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,355	$16,509
Accrued salaries, wages, and benefits	3,542	2,544
Taxes payable	1,531	1,066
Current maturities of long-term debt and term loan	2,071	1,803
Other accrued expenses	2,556	2,512
Total Current Liabilities	27,055	24,434
Term loan, less current maturities	18,625	18,250
Long-term debt, less current maturities	844	828
Contingent consideration, less current portion	289	451
Deferred income taxes	6,134	5,757
Total Liabilities	$52,947	$49,720

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 18,152,691 and 18,068,852 shares issued and outstanding at June 15, 2013 and December 29, 2012, respectively	$182	$181
Additional paid-in capital	142,357	141,612
Retained earnings	8,189	7,598
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	150,728	149,391
Noncontrolling Interest	880	—
Total Equity	151,608	149,391
Total Liabilities and Stockholders' Equity	$204,555	$199,111

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	6/15/2013	6/16/2012	6/15/2013	6/16/2012

Revenues
Product revenues	$28,906	$31,941	$55,464	$53,157
Service revenues	34,644	30,330	68,093	59,623
Total revenues	$63,550	$62,271	$123,557	$112,780

Operating expenses
Operating costs	$52,201	$51,908	$104,487	$94,245
Selling, general, and administrative expenses	7,049	6,237	13,640	11,994
Depreciation and amortization	2,163	1,911	4,022	3,683
Other expense (income) - net	101	(2)	93	(2)
Operating income	2,036	2,217	1,315	2,860
Interest expense – net	107	146	213	333
Income before income taxes	1,929	2,071	1,102	2,527
Provision for income taxes	872	853	465	1,039
Net income	1,057	1,218	637	1,488
Income attributable to noncontrolling interest	26	—	46	—
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,031	$1,218	$591	$1,488

Net income per share: basic	$0.06	$0.07	$0.03	$0.10
Net income per share: diluted	$0.06	$0.07	$0.03	$0.09

Number of weighted average shares outstanding: basic	18,138	16,689	18,125	15,588
Number of weighted average shares outstanding: diluted	18,456	17,140	18,449	16,050

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at December 29, 2012	18,068,852	$181	$141,612	$7,598	$149,391	$—	$149,391
Mirachem Acquisition	—	—	—	—	—	834	834
Net income	—	—	—	591	591	46	637
Issuance of common stock – ESPP	15,323	—	225	—	225	—	225
Exercise of stock options	7,192	—	76	—	76	—	76
Share-based compensation	61,324	1	444	—	445	—	445
Balance at June 15, 2013	18,152,691	$182	$142,357	$8,189	$150,728	$880	$151,608

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 15, 2013	June 16, 2012
Cash flows from Operating Activities:
Net income	$637	$1,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,022	3,683
Bad debt provision	285	533
Share-based compensation	445	425
Deferred taxes	377	820
Other, net	15	54
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,201)	(8,489)
Decrease in income tax receivable	648	579
Increase in inventory	(1,737)	(7,189)
Increase in other current assets	(595)	(509)
Increase in accounts payable	886	4,858
Increase (decrease) in accrued expenses	1,643	(181)
Cash provided by (used in) operating activities	$2,425	$(3,928)

Cash flows from Investing Activities:
Capital expenditures	$(6,554)	$(14,289)
Software and intangible asset expenditures	(60)	(420)
Business acquisitions, net of cash acquired	(2,405)	—
Cash used in investing activities	$(9,019)	$(14,709)

Cash flows from Financing Activities:
Proceeds from Term Loan	$750	$—
Payments on Term Loan	(500)	—
Payments of notes payable	(447)	(277)
Payments of contingent consideration	(292)	—
Proceeds from issuance of common stock	225	65,718
Proceeds from the exercise of stock options	76	1,583
Borrowings under revolving credit facility	—	28,180
Payments on revolving credit facility	—	(28,180)
Cash (used in) provided by financing activities	$(188)	$67,024
Net (decrease) increase in cash and cash equivalents	(6,782)	48,387
Cash and cash equivalents, beginning of period	47,766	2,186
Cash and cash equivalents, end of period	$40,984	$50,573

Supplemental disclosure of cash flow information:
Income taxes paid	$218	$230
Cash paid for interest, net of capitalized interest of $54 and $40, respectively	259	371
Supplemental disclosure of non-cash information:
Payables for construction in progress	$592	$484
Business acquisition, note issued	835	—
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 15, 2013

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

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvents and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil, transportation out to customers, and costs to operate the used oil re-refinery, including personnel costs and utilities.

Operating costs also include the Company's costs of operating its branch system and hubs. These costs include personnel costs (including commissions), facility rent and utilities, truck leases, fuel, transportation, and maintenance. Operating costs are not presented separately for products and services.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of June 15, 2013 and December 29, 2012, the carrying values of cash and cash equivalents, trade receivables, trade payables, notes payable, and contingent consideration, are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, growth expectations, expected changes in working capital, etc., regarding future profitability and cash flows of acquired businesses and market conditions. In the fourth quarter of fiscal 2012, the Company tested goodwill for impairment and determined goodwill not to be impaired. The Company intends to test goodwill for impairment in the fourth quarter of fiscal 2013.

The change in the carrying amount of goodwill by segment from December 29, 2012 to June 15, 2013 is as follows (in thousands):

	Oil Business	Environmental Services	Total

Balance at December 29, 2012	$1,801	$—	$1,801
Mirachem Acquisition	—	809	809
Balance at June 15, 2013	$1,801	$809	$2,610

(3)    BUSINESS COMBINATIONS

On December 31, 2012, the Company, through a new Delaware subsidiary, Mirachem, LLC, purchased substantially all of the operating assets of Mirachem Corporation. Since 2004, Mirachem Corporation had provided the Company with cleaning chemistry used in the Company's aqueous parts cleaning service. The Company made an initial payment of approximately $2.5 million in cash at the time of closing and provided a note payable for an additional $0.8 million over two years.

In a separate transaction, the Company acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. The Company has an option to repurchase this 20% interest, and the holder of this 20% interest has a right to sell the interest to the Company after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the Mirachem acquisition (in thousands):

Inventory	$476
Property, Plant, & Equipment	218
Intangible Assets	2,710
Goodwill	809
Accounts Payable	(139)
Non-controlling interest	(834)
Total purchase price, net of cash acquired	$3,240
Less: note issued	(835)
Net cash paid	$2,405

The Company is continuing to evaluate the purchase price allocation. Purchase price allocations are subject to revision as the Company finalizes appraisals and other analyses. The allocation of the purchase price was adjusted from the allocations reported in the first quarter of fiscal 2013, resulting in a lower allocation to goodwill and a higher allocation to other intangible assets. Goodwill decreased approximately $1.1 million, from $1.9 million reported in the first quarter of fiscal 2013 to $0.8 million. Intangibles increased from $1.6 million reported in the first quarter of fiscal 2013 to $2.7 million in the second quarter of fiscal 2013. Final determination of the fair values may result in further adjustments to the values presented above.

Subsequent Events

On June 26, 2013, the Company purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. (RFTI), which was based in Battle Creek, Michigan. RFTI collects waste antifreeze, recycles the waste antifreeze, and through the recycling process produces a line of high quality antifreeze products which are sold for use in vehicle engine applications. The Company purchased RFTI for $4.9 million in cash and $1.2 million of the Company's common stock, or 82,000 shares.

On July 19, 2013, the Company purchased substantially all of the operating assets of Recycle Technologies, Inc. (RTI), which was based in Wood Dale, Illinois. RTI's business and operations were very similar to the business and operations of the former RFTI, which is described above. The Company purchased RTI for $2.9 million in cash at the time of closing, $0.4 million in the form of a note payable, and $1.0 million of the Company's common stock or 69,322 shares.

The Company has not yet completed its initial purchase price allocation for either the RFTI or RTI transaction. Once the initial purchase price allocations are complete, the Company will disclose the detail of the allocations. Purchase price allocations are subject to revision as the Company finalizes appraisals and other analyses.

The acquisitions of RFTI and RTI provide the Company with an immediate presence in the antifreeze recycling market. The Company will account for the purchase of both RFTI and RTI as business combinations, and the financial results of the Company's antifreeze businesses will be included in its Environmental Services segment beginning in the third quarter of fiscal 2013.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	6/15/2013	12/29/2012
Trade	$27,301	$24,026
Less allowance for doubtful accounts	(1,307)	(1,244)
Trade - net	25,994	22,782
Related parties	1,002	410
Other	258	146
Total accounts receivable - net	$27,254	$23,338

The following table provides the changes in the Company’s allowance for doubtful accounts for the quarter ended June 15, 2013 and the fiscal year ended December 29, 2012 (in thousands):

	6/15/2013	12/29/2012
Balance at beginning of period	$1,244	$698
Bad debt provision	285	1,122
Accounts written off, net of recoveries	(222)	(576)
Balance at end of period	$1,307	$1,244

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	6/15/2013	12/29/2012
Oil	$14,108	$11,549
Solvents	9,413	10,076
Machines	2,607	2,470
Drums	1,955	1,859
Accessories	1,578	1,518
Total inventory	29,661	27,472
Less: Machine refurbishing reserve	(217)	(241)
Total inventory - net	$29,444	$27,231

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

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	June 15, 2013	December 29, 2012
Buildings and storage tanks (a)	$47,393	$45,813
Machinery, vehicles, and equipment (a)	29,798	30,040
Leasehold improvements	1,883	3,180
Land	755	414
Construction in progress	8,422	4,658
Total property, plant and equipment	88,251	84,105
Less accumulated depreciation	(13,787)	(11,859)
Property, plant and equipment - net	$74,464	$72,246

	June 15, 2013	December 29, 2012
Equipment at customers	$44,312	$41,884
Less accumulated depreciation	(25,659)	(23,938)
Equipment at customers - net	$18,653	$17,946
_______________
(a) Fiscal 2013 numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	June 15, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	$4,286	$2,736	$1,550	$4,296	$2,635	$1,661
Customer relationships(a)	3,479	393	3,086	1,729	274	1,455
Patents, formulae, and licenses(a)	1,776	293	1,483	1,059	262	797
Non-compete agreements(a)	987	576	411	777	510	267
Other (a)	642	202	440	539	164	375
Total software and intangible assets	$11,170	$4,200	$6,970	$8,400	$3,845	$4,555
_______________
(a) Fiscal 2013 numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.2 million for the second quarter ended June 15, 2013 and $0.2 million for second quarter ended June 16, 2012. Amortization expense was $0.4 million for the first half ended June 15, 2013 and $0.3 million for the first half ended June 16, 2012. The weighted average useful lives of software; customer relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 16 years, 15 years, 5 years, and 4 years, respectively.

The expected amortization expense for fiscal years 2013, 2014, 2015, 2016, and 2017 is $0.7 million, $0.6 million, $0.6 million, $0.5 million, and $0.4 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	June 15, 2013	December 29, 2012
Accounts payable	$16,953	$16,202
Accounts payable - related parties	402	307
Total accounts payable	$17,355	$16,509

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On February 5, 2013, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $40.0 million in borrowings. As of June 15, 2013 and December 29, 2012, the Company's total borrowings were $19.8 million and $19.5 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at June 15, 2013 and December 29, 2012.

During the second quarter of fiscal 2013, the Company recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the first half of fiscal 2013, the Company recorded interest of $0.2 million on the term loan, of which $0.1 million was capitalized for various capital projects. During the first half of fiscal 2012, the Company recorded interest of $0.3 million on both the term loan and revolving credit facility, of which less than $0.1 million was capitalized for various capital projects.

The Company's weighted average interest rate as of June 15, 2013 and June 16, 2012 was 2.50% and 2.74%, respectively. The Company's effective interest rate as of June 15, 2013 and June 16, 2012 was 2.62% and 2.98%, respectively.

As of June 15, 2013 and December 29, 2012, the Company was in compliance with all covenants under the credit facility then in effect. As of June 15, 2013, and December 29, 2012, the Company had $0.3 million of standby letters of credit issued, respectively, and $14.9 million and $19.7 million was available for borrowing under the then effective bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

Notes Payable

At June 15, 2013 and December 29, 2012, the Company has outstanding notes payable related to business acquisitions of $1.8 million and $1.4 million, respectively, of which $0.9 million and $0.6 million were recorded as current maturities.

(10)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, and vacuum truck service activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in the second quarter or first half of fiscal 2013. In the first half of fiscal 2012, revenues from one customer in the Oil Business segment represented approximately 10.2% of the Company's consolidated revenues. No customer represented greater than 10.0% of consolidated revenues in the Environmental Services segment for the first half of fiscal 2012. No single customer in either segment accounted for more than 10.0% of consolidated revenues in the second quarter of fiscal 2012. There were no intersegment revenues.

Operating segment results for the second fiscal quarters and first halves ended June 15, 2013, and June 16, 2012 were as follows (in thousands):

Second Quarter Ended,
June 15, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,853	$26,053	$—	$28,906
Service revenues	32,980	1,664		34,644
Total revenues	$35,833	$27,717	$—	$63,550
Operating expenses
Operating costs	24,792	27,409	—	52,201
Operating depreciation and amortization	1,079	824	—	1,903
Profit (loss) before corporate selling, general, and administrative expenses	$9,962	$(516)	$—	$9,446
Selling, general, and administrative expenses			7,049	7,049
Depreciation and amortization from SG&A			260	260
Total selling, general, and administrative expenses			$7,309	$7,309
Other expense - net			101	101
Operating Income				2,036
Interest expense – net			107	107
Income before taxes				$1,929

Second Quarter Ended,
June 16, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,832	$29,109	$—	$31,941
Service revenues	29,215	1,115		30,330
Total revenues	$32,047	$30,224	$—	$62,271
Operating expenses
Operating costs	23,769	28,139	—	51,908
Operating depreciation and amortization	1,079	688	—	1,767
Profit before corporate selling, general, and administrative expenses	$7,199	$1,397	$—	$8,596
Selling, general, and administrative expenses			6,237	6,237
Depreciation and amortization from SG&A			144	144
Total selling, general, and administrative expenses			$6,381	$6,381
Other income - net			(2)	(2)
Operating income				2,217
Interest expense – net			146	146
Income before income taxes				$2,071

First Half Ended,
June 15, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,523	$49,941	$—	$55,464
Service revenues	65,101	2,992		68,093
Total revenues	$70,624	$52,933	$—	$123,557
Operating expenses
Operating costs	50,340	54,147	—	104,487
Operating depreciation and amortization	2,160	1,438	—	3,598
Profit (loss) before corporate selling, general, and administrative expenses	$18,124	$(2,652)	$—	$15,472
Selling, general, and administrative expenses			13,640	13,640
Depreciation and amortization from SG&A			424	424
Total selling, general, and administrative expenses			$14,064	$14,064
Other expense - net			93	93
Operating income				1,315
Interest expense – net			213	213
Income before taxes				$1,102

First Half Ended,
June 16, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,175	$47,982	$—	$53,157
Service revenues	57,385	2,238		59,623
Total revenues	$62,560	$50,220	$—	$112,780
Operating expenses
Operating costs	48,068	46,177	—	94,245
Operating depreciation and amortization	2,111	1,291	—	3,402
Profit before corporate selling, general, and administrative expenses	$12,381	$2,752	$—	$15,133
Selling, general, and administrative expenses			11,994	11,994
Depreciation and amortization from SG&A			281	281
Total selling, general, and administrative expenses			$12,275	$12,275
Other income - net			(2)	(2)
Operating income				2,860
Interest expense – net			333	333
Income before income taxes				$2,527

Total assets by segment as of June 15, 2013 and December 29, 2012 were as follows (in thousands):

	June 15, 2013	December 29, 2012
Total Assets:
Environmental Services	$64,019	$57,092
Oil Business	93,017	87,222
Unallocated Corporate Assets	47,519	54,797
Total	$204,555	$199,111

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, goodwill, and inventories allocated to each segment. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, as well as cash and net deferred tax assets. Presentation has been adjusted as of December 29, 2012 to allocate accounts receivable to each segment, compared to previous presentation in which accounts receivable were listed as Unallocated Corporate Assets.

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

The Company has purchase obligations in the form of open purchase orders of $17.1 million as of June 15, 2013, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 15, 2013 and December 29, 2012, the Company had accrued $0.2 million related to loss contingencies, respectively.

(12)    INCOME TAXES

In fiscal 2011, as a result of temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The balance remaining on the NOL as of June 15, 2013 was $43.2 million. As of June 15, 2013, the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $15.8 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At June 15, 2013, deferred tax assets do not include $0.8 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the second quarter of fiscal 2013 was 45.2% compared to 41.2% in the second quarter of fiscal 2012. The Company's effective tax rate for the first half of fiscal 2013 was 42.2% compared to 41.1% in the first half of fiscal 2012. The rate increase is attributed to a higher projected state income tax rate, as well as permanent book to tax differences having a greater effect on the rate in fiscal 2013 than in the same period in fiscal 2012.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $0.2 million for uncertain tax positions as of June 15, 2013 and December 29, 2012, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(13)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of June 15, 2013, the number of shares available for issuance under the Plan was 777,741 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 29, 2012	629,048	$10.76	5.40	$2,607
Exercised	(7,192)	10.59
Options outstanding at June 15, 2013	621,856	$10.76	4.94	$2,564

Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options at December 29, 2012	39,403	$3.24
Less: Shares vested during period	(39,403)	3.24
Nonvested stock options at June 15, 2013	—	$—

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

On March 25, 2013, stock options issued on March 25, 2009 became fully vested. These options had vested equally over four years beginning on the first anniversary following the grant date. In the first half of both fiscal 2013 and 2012, less than $0.1 million was recorded as expense related to these stock options.

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 3, 2013, the Company granted 18,666 restricted shares for service in fiscal 2013. Expense related to the Board of Directors' restricted stock in the first half of fiscal 2013 and 2012 was $0.1 million and $0.1 million, respectively. As of June 15, 2013, there was $0.2 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2013. On May 4, 2013 11,493 shares granted to the Board for service in fiscal 2012 vested.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan (LTIP).  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. As of June 15, 2013 and December 29, 2012, there was approximately $0.2 million and $0.4 million of unrecognized compensation expense related to these awards, respectively. The Company continues to record compensation expense through the vesting period of these awards. In the first half of fiscal 2013 and 2012, the Company recorded expense of approximately $0.2 million and $0.2 million related to these awards, respectively.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 Long Term Incentive Plan (LTIP). These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.5 million and $0.7 million of unrecognized compensation expense remaining related to these awards as of June 15, 2013 and December 29, 2012 respectively. In the first halves of fiscal 2013 and 2012, $0.2 million and $0.1 million of compensation expense was recorded related to these awards, respectively.

On February 7, 2013, the Company granted 10,000 restricted shares to a member of management based on the performance of the individual in fiscal 2012 and having met certain goals. The restricted shares are subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date was prior to the grant date, and therefore the Company began accruing compensation expense related to these awards in fiscal 2012. There was approximately $0.1 million of unrecognized compensation expense remaining related to this award as of June 15, 2013 and December 29, 2012. In each of the first halves of fiscal 2013 and 2012, less than $0.1 million and $0.1 million of compensation expense was recorded related to this award, respectively.

In February 2013, as part of management's annual compensation for fiscal 2013, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2013. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2013, based on the Company's assessment as to the probability that the performance criteria would be achieved. As such, there was approximately $1.6 million in unrecognized compensation expense remaining related to these awards as of June 15, 2013. In the first half of fiscal 2013, $0.2 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the period ended June 15, 2013:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 29, 2012	141,269	$17.11
Granted	28,666	15.26
Vested	(69,782)	16.55
Nonvested shares outstanding at June 15, 2013	100,153	$16.97

Performance Restricted Stock Awards

In February 2007, the Company granted to certain key employees in one of the Company’s operating divisions 55,000 restricted stock awards. On May 17, 2013, the final 11,000 shares vested. In each of the first halves of fiscal years 2013 and 2012, less than $0.1 million was recorded as expense related to these awards.

Employee Stock Purchase Plan

As of June 15, 2013, the Company had reserved 53,234 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first half of fiscal 2013, employees purchased 15,323 shares of the Company’s common stock with a weighted average fair market value of $15.48 per share.

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters and first halves of fiscal 2013 and 2012, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	Second Quarter Ended,		First Half Ended,
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
Net income	$1,057	$1,218	$637	$1,488
Less: Income attributable to noncontrolling interest	26	—	46	—
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$1,031	$1,218	$591	$1,488

Weighted average basic shares outstanding	18,138	16,689	18,125	15,588
Dilutive shares for share–based compensation plans	318	451	324	462
Weighted average diluted shares outstanding	18,456	17,140	18,449	16,050

Net income per share: basic	$0.06	$0.07	$0.03	$0.10
Net income per share: diluted	$0.06	$0.07	$0.03	$0.09

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on February 27, 2013. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC on February 27, 2013. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods and twenty-four week periods ended June 15, 2013 and June 16, 2012, each referred to as "quarter ended" or "second quarter ended" or "second fiscal quarter" and "first half" respectively.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, and vacuum services for our customers. Revenues from this segment accounted for approximately 57.2% of our total company revenues for the first half of fiscal 2013. The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as sales, but rather as a reduction in our net cost of solvent under operating costs. In the Environmental Services segment, we define and measure same-branch sales for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average sales per working day by dividing our sales by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for 42.8% of our total company revenues in the first half of fiscal 2013.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery has an input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of base oil per year when operating at full capacity. We are in the process of expanding the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the additional capacity to be added incrementally over the remainder of 2013 and the first half of 2014 with the entire amount of additional capacity in place by mid-2014. We estimate the capital cost to complete the expansion project will be approximately $20 to $25 million through fiscal 2014.

In the first quarter of fiscal 2013, through a new Delaware subsidiary, Mirachem, LLC, we purchased substantially all of the operating assets of Mirachem Corporation. Since 2004, Mirachem Corporation had provided us with cleaning chemistry used in our aqueous parts cleaning service. We made an initial payment of approximately $2.5 million in cash at the time of closing and provided a note payable for an additional $0.8 million over two years.

In a separate transaction, we acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. We have an option to repurchase this 20% interest, and the holder of this 20% interest has a right to sell the interest after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications.

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

On June 26, 2013, we purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. (RFTI), which was based in Battle Creek, Michigan. RFTI collects waste antifreeze, recycles the waste antifreeze, and through the recycling process produces a line of high quality antifreeze products which are sold for use in vehicle engine applications. We purchased RFTI for $4.9 million in cash and $1.2 million of our common stock, or 82,000 shares.

On July 19, 2013, we purchased substantially all of the operating assets of Recycle Technologies, Inc. (RTI), which was based in Wood Dale, Illinois. RTI's business and operations were very similar to the business and operations of the former RFTI, which is described above. We purchased RTI for $2.9 million in cash at the time of closing, $0.4 million in the form of a note payable, and $1.0 million of our common stock or 69,322 shares.

The acquisitions of RFTI and RTI provide us with an immediate presence in the antifreeze recycling market. We will account for the purchase of both RFTI and RTI as business combinations, and the financial results of our antifreeze businesses will be included in the Environmental Services segment beginning in the third quarter of fiscal 2013.

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the Second Quarter Ended,				For the First Half Ended,
	June 15, 2013		June 16, 2012		June 15, 2013		June 16, 2012

Revenues
Product revenues	$28,906	45.5%	$31,941	51.3%	$55,464	44.9%	$53,157	47.1%
Service revenues	34,644	54.5%	30,330	48.7%	68,093	55.1%	59,623	52.9%
Total Revenues	$63,550	100.0%	$62,271	100.0%	$123,557	100.0%	$112,780	100.0%
Operating expenses -
Product revenues	$52,201	82.1%	$51,908	83.4%	$104,487	84.6%	$94,245	83.6%
Selling, general and administrative expenses	7,049	11.1%	6,237	10.0%	13,640	11.0%	11,994	10.6%
Depreciation and amortization	2,163	3.4%	1,911	3.1%	4,022	3.3%	3,683	3.3%
Other expense (income) - net	101	0.2%	(2)	—%	93	0.1%	(2)	—%
Operating income	2,036	3.2%	2,217	3.6%	1,315	1.1%	2,860	2.5%
Interest expense – net	107	0.2%	146	0.2%	213	0.2%	333	0.3%
Income before income taxes	1,929	3.0%	2,071	3.3%	1,102	0.9%	2,527	2.2%
Provision for income taxes	872	1.4%	853	1.4%	465	0.4%	1,039	0.9%
Net income	1,057	1.7%	1,218	2.0%	637	0.5%	1,488	1.3%
Income attributable to noncontrolling interest	26	—%	—	—%	46	—%	—	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,031	1.6%	$1,218	2.0%	$591	0.5%	$1,488	1.3%

Revenues

For the second quarter of fiscal 2013, revenues increased $1.3 million, or 2.1%, from $62.3 million in the second quarter of fiscal 2012 to $63.6 million in the second quarter of fiscal 2013. For the first half of fiscal 2013, revenues increased $10.8 million, or 9.6%, to $123.6 million from $112.8 million in the first half of fiscal 2012. The increase was partially the result of the increase in volume of base oil and re-refinery byproducts sold in our Oil Business segment in the first half of 2013, compared to the first half of fiscal 2012, when we began initial sales of base oil and the re-refinery was in the start-up phase. Overall for the first half of 2013, the increase in base oil sales volume was offset by lower base oil prices in the first half of 2013 compared to the first half of 2012. The average spot market price for the Group II base oil product we produce declined approximately 22% from the second quarter of fiscal 2012 to the second quarter of fiscal 2013. In addition, revenues grew in the Environmental Services segment in the first half of fiscal 2013 compared to the first half of fiscal 2012 as we realized increased volume and improved pricing.

Operating expenses

Operating costs

Operating costs increased $0.3 million, or 0.6%, from the second quarter of fiscal 2012 to the second quarter of fiscal 2013. Operating costs decreased as a percentage of sales compared to the prior year as a result of our ability to leverage fixed costs as we grew our business. Operating costs increased $10.2 million, or 10.9%, from the first half of fiscal 2012 to the first half of fiscal 2013. In the first half of fiscal 2013, the increase in operating costs was related to increased production volumes in the Oil Business compared to the first half of fiscal 2012. As the Oil Business increased production, it also experienced weaker pricing on the sale of base oil from the used oil re-refinery from the same period last year, which caused operating costs to increase as a percentage of sales.

Used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in net cost of solvent under cost of sales. Reuse solvent sales provided a benefit during the second quarter of fiscal 2013 of $0.1 million compared to a benefit of $0.1 million in the second quarter of fiscal 2012. Reuse solvent sales provided a benefit during the first half of fiscal 2013 of $0.3 million compared to a benefit of $0.2 million in the first half of fiscal 2012.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $0.8 million, or 13.0%, from the second quarter of fiscal 2012 to the second quarter of fiscal 2013. Selling, general, and administrative expenses increased $1.6 million, or 13.7%, from the first half of fiscal 2012 to the first half of fiscal 2013. Overall, selling, general and administrative expenses as a percentage of revenues increased to 11.0% in the first half of fiscal 2013 from 10.6% in the first half of fiscal 2012. The increase in selling, general, and administrative expenses as a percentage of sales is primarily due to higher personnel costs and acquisition-related expenses.

Interest expense

Interest expense for the second quarter of fiscal 2013 was $0.1 million, compared to interest expense of $0.1 million in the second quarter of fiscal 2012. Interest expense for the first half of fiscal 2013 was $0.2 million, compared $0.3 million in the first half of fiscal 2012. The decrease in interest expense in the first half of fiscal 2013 was a result of higher average debt outstanding in the first half of fiscal 2012 from our bank revolver, compared to the first half of fiscal 2013 when our only bank debt outstanding was the Term A loan. In each of the first halves of fiscal 2013 and 2012, we capitalized less than $0.1 million in interest.

Provision for income taxes

Our effective tax rate for the first half of fiscal 2013 was 42.2% compared to 41.1% in first half of fiscal 2012. The rate increase is attributed to a higher projected state income tax rate, as well as permanent book to tax differences having a greater effect on the rate in fiscal 2013 than in the same period in fiscal 2012.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	For the Second Quarter Ended,		Increase (Decrease)

	June 15, 2013	June 16, 2012	$	%

Revenues:
Environmental Services	$35,833	$32,047	$3,786	11.8%
Oil Business	27,717	30,224	(2,507)	N/A
Total	$63,550	$62,271	$1,279	2.1%

	For the First Half Ended,		Increase (Decrease)

	June 15, 2013	June 16, 2012	$	%

Revenues:
Environmental Services	$70,624	$62,560	$8,064	12.9%
Oil Business	52,933	50,220	2,713	5.4%
Total	$123,557	$112,780	$10,777	9.6%

In the second quarter of fiscal 2013, Environmental Services revenues increased $3.8 million, or 11.8%, from $32.0 million in the second quarter of fiscal 2012 to $35.8 million in the second quarter of fiscal 2013. In the first half of fiscal 2013, Environmental Services revenues increased $8.1 million, or 12.9%, compared to the first half of fiscal 2012. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services in the first half of fiscal 2013. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches. In addition we realized revenue growth from a combination of higher pricing and volume.

At the end of the second quarter of fiscal 2013, the Environmental Services segment was operating in 74 branch locations compared with 71 at the end of the second quarter of fiscal 2012.  There were 70 branches that were in operation during both the second quarters of fiscal 2013 and fiscal 2012. Same branch sales increased $3.1 million, or 9.6%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 for these branches. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 67 branches experienced an increase of $3.2 million, or 10.5% from the second quarter of fiscal 2012 to the second quarter of fiscal 2013. On a year-to-date basis, same branch sales increased $6.7 million, or 10.7%, for the 70 branches that were in operation during both years. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 67 branches experienced an increase of $6.7 million, or 11.4%, for the first half of fiscal 2013.

In the second quarter of fiscal 2013, Oil Business revenues decreased $2.5 million compared to the second quarter of fiscal 2012 due to the decline in the average selling price of base oil. The average spot market price for the Group II base oil product we produce declined approximately 22% from the second quarter of fiscal 2012 to the second quarter of fiscal 2013. However, during the second quarter of fiscal 2013, we saw a slight improvement in base oil pricing compared to the first quarter of fiscal 2013. During the second quarter of fiscal 2013, we fed approximately 10.6 million gallons of used oil into the re-refinery and sold approximately 6.5 million gallons of base oil. In the first half of fiscal 2013, Oil Business revenues increased $2.7 million, or 5.4%, as the used oil re-refinery was running at a higher capacity throughout the first half of fiscal 2013 than throughout the first half of fiscal 2012. During the first half of fiscal 2013, we fed approximately 21.3 million gallons of used oil into the re-refinery and sold approximately 13.1 million gallons of base oil.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	For the Second Quarter Ended,		Increase (Decrease)

	June 15, 2013	June 16, 2012	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$9,962	$7,199	$2,763	38.4%
Oil Business	(516)	1,397	(1,913)	N/A
Total	$9,446	$8,596	$850	9.9%

	For the First Half Ended,		Increase (Decrease)

	June 15, 2013	June 16, 2012	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$18,124	$12,381	$5,743	46.4%
Oil Business	(2,652)	2,752	(5,404)	N/A
Total	$15,472	$15,133	$339	2.2%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 38.4% in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012 in part due to increased revenues of 11.8%. For the first half of fiscal 2013, Environmental Services profit before SG&A increased 46.4% on increased sales of 12.9%. Revenues grew as a result of increased pricing and volume. During the first half of fiscal 2013, we also improved our leveraging of fixed costs, which resulted in increased margin. During the first half of fiscal 2012, we added various sales and service resources which have grown in productivity and contributed to segment sales growth and profitability. In addition, in the first half of fiscal 2013, our new Mirachem subsidiary contributed $0.7 million to our profit before corporate SG&A in this segment.

Oil Business profit before corporate SG&A decreased $1.9 million in the second quarter of fiscal 2013, from profit before corporate SG&A of $1.4 million in the second quarter of fiscal 2012, to a loss before corporate SG&A of $0.5 million in the second quarter of fiscal 2013. In the first half of fiscal 2013, Oil Business profit before corporate SG&A decreased $5.4 million to a loss before corporate SG&A of $2.7 million. While the loss before corporate SG&A in this segment shrunk by $1.6 million from the first quarter to the second quarter of 2013, we did experience higher production costs for catalyst, labor, and disposal which, in total, negatively impacted second quarter costs by approximately $0.5 million. The decline in profitability in the Oil Business compared to the first half of fiscal 2012 was primarily the result of the decreased average selling price of base oil, which was experienced across the industry, continuing a trend that began in the second half of fiscal 2012.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 15, 2013 and December 29, 2012, cash and cash equivalents were $41.0 million and $47.8 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

On February 5, 2013, we entered into an Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement provides for up to $40.0 million in borrowings, of which $19.8 million was outstanding as of June 15, 2013 as a term loan having a maturity date of February 5, 2018. The remaining portion is a revolving loan facility with up to $20.0 million of availability. As of June 15, 2013 and December 29, 2012, we had $19.8 million and $19.5 million of borrowings outstanding under our term loan, respectively, and no amounts outstanding under the revolver. During the second quarter and first half of fiscal 2013, we recorded interest of $0.1 million and $0.2 million, respectively, on borrowings under the Credit Agreement. In the second quarter and first half of fiscal 2013, we capitalized less than $0.1 million and $0.1 million in interest, respectively.

As of June 15, 2013 and December 29, 2012, we were in compliance with all covenants of our credit facility. As of June 15, 2013, and December 29, 2012, we had $0.3 million of standby letters of credit issued, respectively, and as of June 15, 2013, we had $14.9 million available for borrowing under the bank credit facility.

On June 26, 2013, we purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. (RFTI), for $4.9 million in cash and $1.2 million of our common stock, or 82,000 shares. On July 19, 2013, we purchased substantially all of the operating assets of Recycle Technologies, Inc. (RTI), for $2.9 million in cash at the time of closing, $0.4 million in the form of a note payable, and $1.0 million of our common stock or 69,322 shares.

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

Summary of Cash Flow Activity

	First Half Ended,
	(Dollars in thousands)
	June 15, 2013	June 16, 2012
Net cash provided by (used in):
Operating activities	$2,425	$(3,928)
Investing activities	(9,019)	(14,709)
Financing activities	(188)	67,024
Net decrease in cash and cash equivalents	$(6,782)	$48,387

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2013 and the first half of fiscal 2012 are summarized below:

Net Cash Provided by (used in) Operating Activities —

•Inventory — The change in inventory positively affected cash flows from operations by $5.5 million in the first half of fiscal 2013 compared to the first half of fiscal 2012.  Inventory increased during the first half due to growth in both our segments but at a lower pace compared to the first half of fiscal 2012 when we were increasing inventories at the used oil re-refinery.

•
Accounts Receivable — The smaller increase of accounts receivable positively affected cash flows from operations by $4.3 million in the first half of fiscal 2013 compared to the first half of fiscal 2012.  During the first half of fiscal 2012, we began production of base oil from our used oil re-refinery, which increased sales and accounts receivable compared to the prior year. In the first half of fiscal 2013, our sales also increased but at a slower pace.

•
Accounts Payable — The smaller increase in accounts payable negatively affected cash flows from operations by $4.0 million in the first half of fiscal 2013 compared to the first half of fiscal 2012. Accounts payables increased due to the operation of our used oil re-refinery as well as for the expansion of branches and trucks.

•
Earnings decline — Our decrease in net income in the first half of fiscal 2013 negatively impacted our net cash provided by operating activities by $0.9 million compared to the first half of fiscal 2012.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $6.6 million and $14.7 million for capital expenditures and software and intangible assets during the first half of fiscal 2013 and the first half of fiscal 2012, respectively.  During the first half of fiscal 2013, we spent $3.3 million for capital improvements, including expansion, at the used oil re-refinery compared to $9.3 million in the first half of fiscal 2012. Additionally, in the first half of fiscal 2013, approximately $2.4 million of the capital expenditures were for purchases of parts cleaning machines compared to $2.6 million in the first half of fiscal 2012.  The remaining $0.9 million in the first half of fiscal 2013 was for other items including capital expenditures, office equipment, leasehold improvements, software, and intangible assets compared to $2.8 million in the first half of fiscal 2012.

•	Mirachem Acquisition — In the first half of fiscal 2013, we used $2.4 million in cash as part of our acquisition of certain assets of Mirachem Corporation.

Net Cash (Used in) Provided by Financing Activities —

•	Follow-on Public Offering — During the first half of fiscal 2012, we received approximately $65.5 million in net proceeds from a follow-on public offering of common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the first half of fiscal 2013 were $19.7 million, and the annual effective interest rate for the first half of fiscal 2013 was 2.6%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.2 million to our interest expense in the first half of fiscal 2013.

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

There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2013 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 15, 2013.

On June 26, 2013, the Company issued 82,000 shares of common stock, valued at $1.2 million, to Recycling Fluid Technologies, Inc. (RFTI) as part of the consideration paid in its purchase of certain assets and assumption of certain liabilities of Recycling Fluid Technologies, Inc. On July 19, 2013, the Company issued 69,322 shares of common stock, valued at $1.0 million, as part of the consideration paid in its purchase of certain assets and assumption of certain liabilities of Recycle Technologies, Inc. (RTI). The Common Stock in these transactions was issued in private placements to accredited investors.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 25, 2013	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer