Form 10-Q
period 2013-09-07
Heritage-Crystal Clean, Inc.
filed 2013-10-17
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 7, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to _________________

Commission File Number 001-33987

HERITAGE-CRYSTAL CLEAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0351454
State or other jurisdiction of	(I.R.S. Employer
Incorporation	Identification No.)

2175 Point Boulevard
Suite 375
Elgin, IL 60123
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code: (847) 836-5670

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
Yes ☐ No ☒

On October 15, 2013, there were outstanding 18,418,593 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 7, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$30,888	$47,766
Accounts receivable - net	32,006	23,338
Inventory - net	27,979	27,231
Deferred income taxes	158	759
Income tax receivables - current	—	648
Other current assets	4,908	2,821
Total Current Assets	95,939	102,563
Property, plant and equipment - net	78,791	72,246
Equipment at customers - net	18,859	17,946
Software and intangible assets - net	9,702	4,555
Goodwill	7,754	1,801
Total Assets	$211,045	$199,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,953	$16,509
Accrued salaries, wages, and benefits	4,020	2,544
Taxes payable	1,481	1,066
Current maturities of long-term debt and term loan	2,389	1,803
Other accrued expenses	2,842	2,512
Total Current Liabilities	29,685	24,434
Term loan, less current maturities	18,250	18,250
Long-term debt, less current maturities	850	828
Contingent consideration, less current portion	185	451
Deferred income taxes	6,430	5,757
Total Liabilities	$55,400	$49,720

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 18,312,211 and 18,068,852 shares issued and outstanding at September 7, 2013 and December 29, 2012, respectively	$183	$181
Additional paid-in capital	145,059	141,612
Retained earnings	9,497	7,598
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	154,739	149,391
Noncontrolling Interest	906	—
Total Equity	155,645	149,391
Total Liabilities and Stockholders' Equity	$211,045	$199,111

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012

Revenues
Product revenues	$32,302	$31,348	$87,766	$84,505
Service revenues	35,301	30,718	103,394	90,341
Total revenues	$67,603	$62,066	$191,160	$174,846

Operating expenses
Operating costs	$55,698	$52,718	$160,185	$146,963
Selling, general, and administrative expenses	7,051	5,575	20,691	17,569
Depreciation and amortization	2,224	1,904	6,246	5,587
Other expense (income) - net	138	—	231	(3)
Operating income	2,492	1,869	3,807	4,730
Interest expense – net	97	112	310	445
Income before income taxes	2,395	1,757	3,497	4,285
Provision for income taxes	1,061	723	1,526	1,762
Net income	1,334	1,034	1,971	2,523
Income attributable to noncontrolling interest	26	—	72	—
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,308	$1,034	$1,899	$2,523

Net income per share: basic	$0.07	$0.06	$0.10	$0.15
Net income per share: diluted	$0.07	$0.06	$0.10	$0.15

Number of weighted average shares outstanding: basic	18,272	18,060	18,174	16,412
Number of weighted average shares outstanding: diluted	18,585	18,412	18,494	16,783

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at December 29, 2012	18,068,852	$181	$141,612	$7,598	$149,391	$—	$149,391
Mirachem Acquisition	—	—	—	—	—	834	834
Net income	—	—	—	1,899	1,899	72	1,971
Issuance of common stock - acquisitions	151,322	1	2,229	—	2,230	—	2,230
Issuance of common stock – ESPP	23,521	—	335	—	335	—	335
Exercise of stock options	7,192	—	76	—	76	—	76
Share-based compensation	61,324	1	807	—	808	—	808
Balance at September 7, 2013	18,312,211	$183	$145,059	$9,497	$154,739	$906	$155,645

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 7, 2013	September 8, 2012
Cash flows from Operating Activities:
Net income	$1,971	$2,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,246	5,587
Bad debt provision	446	694
Share-based compensation	808	763
Deferred taxes	1,274	781
Other, net	33	51
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,547)	(12,691)
Decrease in income tax receivable	648	1,120
Decrease (increase) in inventory	36	(5,155)
Increase in other current assets	(2,087)	(1,454)
Increase in accounts payable	1,439	3,883
Increase (decrease) in accrued expenses	2,375	(152)
Cash provided by (used in) operating activities	$4,642	$(4,050)

Cash flows from Investing Activities:
Capital expenditures	$(10,625)	$(18,518)
Business acquisitions, net of cash acquired	(10,195)	—
Cash used in investing activities	$(20,820)	$(18,518)

Cash flows from Financing Activities:
Proceeds from Term Loan	$750	$—
Payments on Term Loan	(750)	(250)
Payments of notes payable	(688)	(415)
Payments of contingent consideration	(423)	—
Proceeds from issuance of common stock	335	65,843
Proceeds from the exercise of stock options	76	1,583
Borrowings under revolving credit facility	—	28,180
Payments on revolving credit facility	—	(28,180)
Cash (used in) provided by financing activities	$(700)	$66,761
Net (decrease) increase in cash and cash equivalents	(16,878)	44,193
Cash and cash equivalents, beginning of period	47,766	2,186
Cash and cash equivalents, end of period	$30,888	$46,379

Supplemental disclosure of cash flow information:
Income taxes paid	$218	$519
Cash paid for interest, net of capitalized interest of $84 and $65, respectively	354	230
Supplemental disclosure of non-cash information:
Payables for construction in progress	$466	$1,497
Business acquisition, note issued	1,235	—
Business acquisition, common stock issued	2,230	—
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 7, 2013

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle service sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, and waste antifreeze collection and recycling.  The Company also owns and operates a used oil re-refinery through which it recycles used oil into high quality lubricant base oil and byproducts. The Company also sells recycled antifreeze products. The Company's locations are in the United States. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on December 29, 2012.  Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, antifreeze, and accessories to customers; and service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, byproducts, and used oil; and service revenues include revenues from collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Revenue Recognition

The Company derives its revenues primarily from the services it performs and from the sale of processed oil from its used oil re-refinery. Parts cleaning and other service revenues are recognized as the service is performed. Product revenues are recognized at the time risk of loss passes to the customer. The risk of loss passes to customers at various times depending on the particular terms of the sales contract in force with each individual customer. Common thresholds for when risk of loss passes to the customer are at the time that product is loaded onto the shipping vessel or at the time that product is offloaded at the customer’s receiving location. Revenues are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of September 7, 2013 and December 29, 2012, the carrying values of cash and cash equivalents, trade receivables, trade payables, notes payable, and contingent consideration, are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

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

The change in the carrying amount of goodwill by segment from December 29, 2012 to September 7, 2013 is as follows (in thousands):

	Oil Business	Environmental Services	Total

Balance at December 29, 2012	$1,801	$—	$1,801
Mirachem Acquisition	—	809	809
RFTI Acquisition	—	3,227	3,227
RTI Acquisition	—	1,917	1,917
Balance at September 7, 2013	$1,801	$5,953	$7,754

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

On June 26, 2013, the Company purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. (RFTI), which was based in Battle Creek, Michigan. RFTI 's business consisted of collecting waste antifreeze and recycling the waste antifreeze, producing a line of high quality antifreeze products which were sold for use in vehicle engine applications. The Company purchased RFTI for $4.9 million in cash and $1.2 million of the Company's common stock, or 82,000 shares.

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

The acquisitions of RFTI and RTI provide the Company with a presence in the antifreeze recycling market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the each acquisition (in thousands):

	Mirachem	RFTI	RTI

Accounts Receivable	$—	$364	$203
Inventory	476	188	121
Property, Plant, & Equipment	218	1,283	793
Intangible Assets	2,710	1,390	1,340
Goodwill	809	3,227	1,917
Accounts Payable	(139)	(91)	—
Non-controlling interest	(834)	—	—
Total purchase price, net of cash acquired	$3,240	$6,361	$4,374
Less: common stock issued	—	(1,230)	(1,000)
Less: note issued	(835)	—	(430)
Less: working capital adjustment	—	(211)	(74)
Net cash paid	$2,405	$4,920	$2,870

The Company is continuing to evaluate the purchase price allocations. Preliminary purchase price allocations are tentative and subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented above. The Company has consolidated the acquisitions into its financial statements as part of the Environmental Services segment.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the Mirachem, RFTI, and RTI acquisitions had occurred January 1, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period. Additionally, certain one-time transaction expenses that are a direct result of the acquisitions have been excluded from the quarter and first three quarters ended September 7, 2013 and September 8, 2012.

	Third Quarter Ended,		First Three Quarters Ended,
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Total Revenues	$67,944	$64,046	$194,070	$180,112
Net Income	1,371	1,062	2,146	2,743
Income per Share
Basic	$0.07	$0.06	$0.12	$0.17
Diluted	0.07	0.06	0.12	0.17

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 7, 2013	December 29, 2012
Trade	$32,295	$24,026
Less allowance for doubtful accounts	(1,338)	(1,244)
Trade - net	30,957	22,782
Related parties	792	410
Other	257	146
Total accounts receivable - net	$32,006	$23,338

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 7, 2013 and the fiscal year ended December 29, 2012 (in thousands):

	September 7, 2013	December 29, 2012
Balance at beginning of period	$1,244	$698
Bad debt provision	446	1,122
Accounts written off, net of recoveries	(352)	(576)
Balance at end of period	$1,338	$1,244

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	September 7, 2013	December 29, 2012
Oil	$13,534	$11,549
Solvents	8,561	10,076
Machines	2,537	2,470
Drums	1,808	1,859
Other	1,736	1,518
Total inventory	28,176	27,472
Less: Machine refurbishing reserve	(197)	(241)
Total inventory - net	$27,979	$27,231

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

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	September 7, 2013	December 29, 2012
Buildings and storage tanks (a)	$48,252	$45,813
Machinery, vehicles, and equipment (a)	30,967	30,040
Leasehold improvements (a)	1,992	3,180
Land (a)	835	414
Construction in progress	11,631	4,658
Total property, plant and equipment	93,677	84,105
Less accumulated depreciation	(14,886)	(11,859)
Property, plant and equipment - net	$78,791	$72,246

	September 7, 2013	December 29, 2012
Equipment at customers	$45,404	$41,884
Less accumulated depreciation	(26,545)	(23,938)
Equipment at customers - net	$18,859	$17,946
_______________
(a) Fiscal 2013 numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	September 7, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships(a)	$5,379	$484	$4,895	$1,729	$274	$1,455
Software	4,457	2,749	1,708	4,296	2,635	1,661
Patents, formulae, and licenses(a)	1,822	331	1,491	1,059	262	797
Non-compete agreements(a)	1,297	622	675	777	510	267
Other (a)	1,132	199	933	539	164	375
Total software and intangible assets	$14,087	$4,385	$9,702	$8,400	$3,845	$4,555
_______________
(a) Fiscal 2013 numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.2 million for the third quarter ended September 7, 2013 and $0.2 million for third quarter ended September 8, 2012. Amortization expense was $0.6 million for the first three quarters ended September 7, 2013 and $0.5 million for the first three quarters ended September 8, 2012. The weighted average useful lives of software; customer relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 14 years, 15 years, 5 years, and 8 years, respectively.

The expected amortization expense for the remainder of fiscal 2013 and for fiscal years 2014, 2015, 2016, and 2017 is $0.3 million, $1.0 million, $0.9 million, $0.9 million, and $0.8 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	September 7, 2013	December 29, 2012
Accounts payable	$18,667	$16,202
Accounts payable - related parties	286	307
Total accounts payable	$18,953	$16,509

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On February 5, 2013, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $40.0 million in borrowings. As of both September 7, 2013 and December 29, 2012, the Company's total borrowings were $19.5 million, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at September 7, 2013 and December 29, 2012.

During the third quarter and first three quarters of fiscal 2013, the Company recorded interest of $0.1 million and $0.3 million on the term loan, respectively. The Company capitalized less than $0.1 million for various capital projects during the first three quarters of fiscal 2013. During the first three quarters of fiscal 2012, the Company recorded interest of $0.4 million on both the term loan and revolving credit facility, of which less than $0.1 million was capitalized for various capital projects.

The Company's weighted average interest rate as of September 7, 2013 and September 8, 2012 was 2.5% and 2.8%, respectively. The Company's effective interest rate as of September 7, 2013 and September 8, 2012 was 2.6% and 2.9%, respectively.

As of September 7, 2013 and December 29, 2012, the Company was in compliance with all covenants under the Credit Agreement. As of September 7, 2013, and December 29, 2012, the Company had $0.3 million of standby letters of credit issued, respectively, and $17.4 million and $19.7 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

Notes Payable

At September 7, 2013 and December 29, 2012, the Company had outstanding notes payable related to business acquisitions of $2.0 million and $1.4 million, respectively, of which $1.1 million and $0.6 million were recorded as current maturities.

(10)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck service, and antifreeze recycling activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues.

Operating segment results for the third quarters and first three quarters ended September 7, 2013, and September 8, 2012 were as follows (in thousands):

Third Quarter Ended,
September 7, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$3,498	$28,804	$—	$32,302
Service revenues	33,176	2,125		35,301
Total revenues	$36,674	$30,929	$—	$67,603
Operating expenses
Operating costs	26,790	28,908	—	55,698
Operating depreciation and amortization	1,160	790	—	1,950
Profit before corporate selling, general, and administrative expenses	$8,724	$1,231	$—	$9,955
Selling, general, and administrative expenses			7,051	7,051
Depreciation and amortization from SG&A			274	274
Total selling, general, and administrative expenses			$7,325	$7,325
Other expense - net			138	138
Operating Income				2,492
Interest expense – net			97	97
Income before income taxes				$2,395

Third Quarter Ended,
September 8, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,638	$28,710	$—	$31,348
Service revenues	29,501	1,217		30,718
Total revenues	$32,139	$29,927	$—	$62,066
Operating expenses
Operating costs	24,985	27,733	—	52,718
Operating depreciation and amortization	1,084	665	—	1,749
Profit before corporate selling, general, and administrative expenses	$6,070	$1,529	$—	$7,599
Selling, general, and administrative expenses			5,575	5,575
Depreciation and amortization from SG&A			155	155
Total selling, general, and administrative expenses			$5,730	$5,730
Other income - net			—	—
Operating income				1,869
Interest expense – net			112	112
Income before income taxes				$1,757

First Three Quarters Ended,
September 7, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$9,020	$78,746	$—	$87,766
Service revenues	98,278	5,116		103,394
Total revenues	$107,298	$83,862	$—	$191,160
Operating expenses
Operating costs	77,129	83,056	—	160,185
Operating depreciation and amortization	3,320	2,228	—	5,548
Profit (loss) before corporate selling, general, and administrative expenses	$26,849	$(1,422)	$—	$25,427
Selling, general, and administrative expenses			20,691	20,691
Depreciation and amortization from SG&A			698	698
Total selling, general, and administrative expenses			$21,389	$21,389
Other expense - net			231	231
Operating income				3,807
Interest expense – net			310	310
Income before income taxes				$3,497

First Three Quarters Ended,
September 8, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$7,813	$76,692	$—	$84,505
Service revenues	86,886	3,455		90,341
Total revenues	$94,699	$80,147	$—	$174,846
Operating expenses
Operating costs	73,053	73,910	—	146,963
Operating depreciation and amortization	3,195	1,956	—	5,151
Profit before corporate selling, general, and administrative expenses	$18,451	$4,281	$—	$22,732
Selling, general, and administrative expenses			17,569	17,569
Depreciation and amortization from SG&A			436	436
Total selling, general, and administrative expenses			$18,005	$18,005
Other income - net			(3)	(3)
Operating income				4,730
Interest expense – net			445	445
Income before income taxes				$4,285

Total assets by segment as of September 7, 2013 and December 29, 2012 were as follows (in thousands):

	September 7, 2013	December 29, 2012
Total Assets:
Environmental Services	$75,212	$57,092
Oil Business	98,277	87,222
Unallocated Corporate Assets	37,556	54,797
Total	$211,045	$199,111

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, accounts receivable, goodwill, and inventories. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, as well as cash and net deferred tax assets. Presentation has been adjusted as of December 29, 2012 to allocate accounts receivable to each segment, compared to previous presentation in which accounts receivable were listed as Unallocated Corporate Assets.

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

The Company has purchase obligations in the form of open purchase orders of $13.8 million as of September 7, 2013, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 7, 2013 and December 29, 2012, the Company had accrued $0.3 million and $0.2 million related to loss contingencies, respectively.

(12)    INCOME TAXES

In fiscal 2011, as a result of temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The balance remaining on the NOL as of September 7, 2013 was $44.1 million. As of September 7, 2013, the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $16.3 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At September 7, 2013, deferred tax assets do not include $0.8 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the third quarter of fiscal 2013 was 44.3% compared to 41.1% in the third quarter of fiscal 2012. The Company's effective tax rate for the first three quarters of fiscal 2013 was 43.6% compared to 41.1% in the first three quarters of fiscal 2012. The rate increase is attributed to a higher projected state income tax rate, as well as permanent book to tax differences having a greater effect on the rate in fiscal 2013 than in the same period in fiscal 2012.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $0.2 million for uncertain tax positions as of September 7, 2013 and December 29, 2012, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(13)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of September 7, 2013, the number of shares available for issuance under the Plan was 777,741 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 29, 2012	629,048	$10.76	5.40	$2,607
Exercised	(7,192)	10.59
Options outstanding at September 7, 2013	621,856	$10.76	4.72	$2,757

Nonvested Stock Options	Number of Options	Weighted Average Grant-Date Fair Value Per Option
Nonvested stock options at December 29, 2012	39,403	$3.24
Less: Shares vested during period	(39,403)	3.24
Nonvested stock options at September 7, 2013	—	$—

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

On March 25, 2013, stock options issued on March 25, 2009 became fully vested. These options had vested equally over four years beginning on the first anniversary following the grant date. In the first three quarters of both fiscal 2013 and 2012, less than $0.1 million was recorded as expense related to these stock options.

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 3, 2013, the Company granted 18,666 restricted shares for service in fiscal 2013. Expense related to the Board of Directors' restricted stock in the first three quarters of fiscal 2013 and 2012 was $0.2 million and $0.2 million, respectively. As of September 7, 2013, there was $0.1 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2013. The 11,493 shares that were granted to the Board in fiscal 2012 vested on May 4, 2013.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan (LTIP).  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. As of September 7, 2013 and December 29, 2012, there was approximately $0.1 million and $0.4 million of unrecognized compensation expense related to these awards, respectively. The Company continues to record compensation expense through the vesting period of these awards. In the first three quarters of fiscal 2013 and 2012, the Company recorded expense of approximately $0.3 million and $0.2 million related to these awards, respectively.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 LTIP. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.4 million and $0.7 million of unrecognized compensation expense remaining related to these awards as of September 7, 2013 and December 29, 2012 respectively. In the first three quarters of fiscal 2013 and 2012, $0.2 million and $0.2 million of compensation expense was recorded related to these awards, respectively.

On February 7, 2013, the Company granted 10,000 restricted shares to a member of management based on the performance of the individual in fiscal 2012 and having met certain goals. The restricted shares are subject to a graded vesting schedule over a three year period. Based on the relevant guidance, the Company determined that the service inception date was prior to the grant date, and therefore the Company began accruing compensation expense related to these awards in fiscal 2012. There was approximately $0.1 million of unrecognized compensation expense remaining related to this award as of September 7, 2013 and December 29, 2012. In each of the first three quarters of fiscal 2013 and 2012, less than $0.1 million and $0.1 million of compensation expense was recorded related to this award, respectively.

In February 2013, as part of management's annual compensation for fiscal 2013, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2013. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2013, based on the Company's assessment as to the probability that the performance criteria would be achieved. As such, there was approximately $1.5 million in unrecognized compensation expense remaining related to these awards as of September 7, 2013. In the first three quarters of fiscal 2013, $0.3 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the period ended September 7, 2013:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 29, 2012	141,269	$17.11
Granted	28,666	15.26
Vested	(69,782)	16.55
Nonvested shares outstanding at September 7, 2013	100,153	$16.97

Employee Stock Purchase Plan

As of September 7, 2013, the Company had reserved 45,036 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first three quarters of fiscal 2013, employees purchased 23,521 shares of the Company’s common stock with a weighted average fair market value of $15.06 per share.

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters and first three quarters of fiscal 2013 and 2012, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	Third Quarter Ended,		First Three Quarters Ended,
	September 7, 2013	September 8, 2012	September 7, 2013	September 8, 2012
Net income	$1,334	$1,034	$1,971	$2,523
Less: Income attributable to noncontrolling interest	26	—	72	—
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$1,308	$1,034	$1,899	$2,523

Weighted average basic shares outstanding	18,272	18,060	18,174	16,412
Dilutive shares for share–based compensation plans	313	352	320	371
Weighted average diluted shares outstanding	18,585	18,412	18,494	16,783

Net income per share: basic	$0.07	$0.06	$0.10	$0.15
Net income per share: diluted	$0.07	$0.06	$0.10	$0.15

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on February 27, 2013. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC on February 27, 2013. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods and thirty-six week periods ended September 7, 2013 and September 8, 2012, each referred to as "quarter ended" or "third quarter ended" or "third fiscal quarter" and "first three quarters" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and we own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 74 branch facilities providing services to customers in 42 states. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, and antifreeze recycling. Revenues from this segment accounted for approximately 56.1% of our total company revenues for the first three quarters of fiscal 2013. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for 43.9% of our total company revenues in the first three quarters of fiscal 2013.

Our operating costs include the costs of the materials we use in our services, such as solvents and other chemicals, transportation of solvents and waste, and our payments to other parties to recycle or dispose of the waste materials that we collect. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Increased costs of crude oil, a component of solvent, can increase operating costs, although we attempt to offset such increases with increased prices for our services. Operating costs also include the costs of operating our branch system and hubs, including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as revenues less operating costs and depreciation and amortization from operations.

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery had an original input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of base oil per year when operating at full capacity. We are in the process of expanding the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the additional capacity to be added incrementally over the remainder of 2013 and the first half of 2014 with the entire amount of additional capacity in place by mid-2014. During the third quarter, we were able to achieve some of the additional capacity referenced above. This allowed us to produce base oil at a rate above the original capacity during the third quarter. We estimate the capital cost of the expansion project will be approximately $20 to $25 million through fiscal 2014. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

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

In a separate transaction, we acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. We have an option to repurchase this 20% interest, and the holder of this 20% interest has a right to sell the interest back to us after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications.

We completed these transactions in order to secure the supply of our aqueous parts cleaning chemistry which, together with our patented aqueous parts cleaning equipment, should provide us with a strong platform from which to compete in the aqueous parts cleaning market. We have consolidated Mirachem, LLC into our financial statements as part of the Environmental Services segment.

On June 26, 2013, we purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. (RFTI), which was based in Battle Creek, Michigan. RFTI's business consisted of collecting waste antifreeze, recycling the waste antifreeze, and through the recycling process producing a line of high quality antifreeze products which were sold for use in vehicle engine applications. We purchased RFTI for $4.9 million in cash and $1.2 million of our common stock, or 82,000 shares.

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

The acquisitions of RFTI and RTI provided us with a presence in the antifreeze recycling market. The financial results of our antifreeze business are included in the Environmental Services segment.

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the Third Quarter Ended,				For the First Three Quarters Ended,
	September 7, 2013		September 8, 2012		September 7, 2013		September 8, 2012

Revenues
Product revenues	$32,302	47.8%	$31,348	50.5%	$87,766	45.9%	$84,505	48.3%
Service revenues	35,301	52.2%	30,718	49.5%	103,394	54.1%	90,341	51.7%
Total Revenues	$67,603	100.0%	$62,066	100.0%	$191,160	100.0%	$174,846	100.0%
Operating expenses -
Operating costs	$55,698	82.4%	$52,718	84.9%	$160,185	83.8%	$146,963	84.1%
Selling, general and administrative expenses	7,051	10.4%	5,575	9.0%	20,691	10.8%	17,569	10.0%
Depreciation and amortization	2,224	3.3%	1,904	3.1%	6,246	3.3%	5,587	3.2%
Other expense (income) - net	138	0.2%	—	—%	231	0.1%	(3)	—%
Operating income	2,492	3.7%	1,869	3.0%	3,807	2.0%	4,730	2.7%
Interest expense – net	97	0.1%	112	0.2%	310	0.2%	445	0.3%
Income before income taxes	2,395	3.5%	1,757	2.8%	3,497	1.8%	4,285	2.5%
Provision for income taxes	1,061	1.6%	723	1.2%	1,526	0.8%	1,762	1.0%
Net income	1,334	2.0%	1,034	1.7%	1,971	1.0%	2,523	1.4%
Income attributable to noncontrolling interest	26	—%	—	—%	72	—%	—	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,308	1.9%	$1,034	1.7%	$1,899	1.0%	$2,523	1.4%

Revenues

For the third quarter of fiscal 2013, revenues increased $5.5 million, or 8.9%, from $62.1 million in the third quarter of fiscal 2012 to $67.6 million in the third quarter of fiscal 2013. For the first three quarters of fiscal 2013, revenues increased $16.3 million, or 9.3%, to $191.2 million from $174.8 million in the first three quarters of fiscal 2012. Revenues in the Environmental Services segment increased through increased volume and improved pricing. In addition, Oil Business revenues increased as a result of the increase in volume of base oil and re-refinery byproducts sold in the first three quarters of 2013, compared to the first three quarters of fiscal 2012, when we began initial sales of base oil and the re-refinery was in the start-up phase. Overall for the first three quarters of 2013, the increase in base oil sales volume was offset by lower base oil prices compared to the first three quarters of 2012. The average spot market price for the Group II base oil product we produce declined approximately 16% from the third quarter of fiscal 2012 to the third quarter of fiscal 2013.

Operating expenses

Operating costs

Operating costs increased $3.0 million, or 5.7%, from the third quarter of fiscal 2012 to the third quarter of fiscal 2013. Operating costs decreased as a percentage of revenues compared to the prior year as a result of our ability to leverage fixed costs as we grew our business. Operating costs increased $13.2 million, or 9.0%, from the first three quarters of fiscal 2012 to the first three quarters of fiscal 2013. In the first three quarters of fiscal 2013, the increase in operating costs was primarily a result of increased production volumes in the Oil Business compared to the first three quarters of fiscal 2012.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. Sales of reuse solvent had a negative impact during the third quarter of fiscal 2013 of less than $0.1 million compared to a negative impact of $0.2 million in the third quarter of fiscal 2012. Reuse solvent sales provided a benefit during the first three quarters of fiscal 2013 of $0.3 million compared to a negative impact of less than $0.1 million in the first three quarters of fiscal 2012.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1.5 million, or 26.5%, from the third quarter of fiscal 2012 to the third quarter of fiscal 2013. The increase is due to higher expenses for incentive compensation and new headcount, selling, and administrative costs incurred by the businesses acquired in fiscal 2013, and by higher acquisition-related expenses.

Selling, general, and administrative expenses increased $3.1 million, or 17.8%, from the first three quarters of fiscal 2012 to the first three quarters of fiscal 2013. Overall, selling, general and administrative expenses as a percentage of revenues increased to 10.8% in the first three quarters of fiscal 2013 from 10.0% in the first three quarters of fiscal 2012. The increase in selling, general, and administrative expenses as a percentage of revenues is primarily due to higher personnel costs and acquisition-related expenses.

Interest expense

Interest expense for the third quarter of fiscal 2013 was $0.1 million, compared to interest expense of $0.1 million in the third quarter of fiscal 2012. Interest expense for the first three quarters of fiscal 2013 was $0.3 million, compared $0.4 million in the first three quarters of fiscal 2012. The decrease in interest expense in the first three quarters of fiscal 2013 was a result of higher average debt outstanding in the first three quarters of fiscal 2012 from our bank revolver, compared to the first three quarters of fiscal 2013 when our only bank debt outstanding was the Term A loan. In each of the first three quarters of fiscal 2013 and 2012, we capitalized less than $0.1 million in interest.

Provision for income taxes

Our effective tax rate for the first three quarters of fiscal 2013 was 43.6% compared to 41.1% in first three quarters of fiscal 2012. The rate increase is attributed to a higher projected state income tax rate, as well as permanent book to tax differences having a greater effect on the rate in fiscal 2013 than in the same period in fiscal 2012.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	For the Third Quarter Ended,		Increase

	September 7, 2013	September 8, 2012	$	%

Revenues:
Environmental Services	$36,674	$32,139	$4,535	14.1%
Oil Business	30,929	29,927	1,002	3.3%
Total	$67,603	$62,066	$5,537	8.9%

	For the First Three Quarters Ended,		Increase

	September 7, 2013	September 8, 2012	$	%

Revenues:
Environmental Services	$107,298	$94,699	$12,599	13.3%
Oil Business	83,862	80,147	3,715	4.6%
Total	$191,160	$174,846	$16,314	9.3%

In the third quarter of fiscal 2013, Environmental Services revenues increased $4.5 million, or 14.1%, from $32.1 million in the third quarter of fiscal 2012 to $36.7 million in the third quarter of fiscal 2013. In the first three quarters of fiscal 2013, Environmental Services revenues increased $12.6 million, or 13.3%, compared to the first three quarters of fiscal 2012. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, vacuum truck services, and antifreeze recycling. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches. In addition we realized revenue growth from a combination of higher pricing and volume. We also experienced increased revenues from our acquisitions of $1.9 million for the first three quarters of 2013.

At the end of the third quarter of fiscal 2013, the Environmental Services segment was operating in 74 branch locations compared with 71 at the end of the third quarter of fiscal 2012.  There were 70 branches that were in operation during both the third quarters of fiscal 2013 and fiscal 2012. Same branch sales increased $3.1 million, or 9.7%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 for these branches. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 67 branches experienced an increase of $3.0 million, or 9.9% from the third quarter of fiscal 2012 to the third quarter of fiscal 2013. On a year-to-date basis, same branch sales increased $9.8 million, or 10.4%, for the 70 branches that were in operation during both years. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 67 branches experienced an increase of $9.7 million, or 10.9%, for the first three quarters of fiscal 2013.

In the third quarter of fiscal 2013, Oil Business revenues increased $1.0 million compared to the third quarter of fiscal 2012 due to increased volumes at the used oil re-refinery. During the third quarter of fiscal 2013, we fed approximately 12.2 million gallons of used oil into the re-refinery and sold approximately 7.2 million gallons of base oil. The increase in volume allowed us to overcome lower base oil selling prices, compared to the third quarter of fiscal 2012. The average spot market price for the Group II base oil product we produce declined approximately 16% from the third quarter of fiscal 2012 to the third quarter of fiscal 2013. In the first three quarters of fiscal 2013, Oil Business revenues increased $3.7 million, or 4.6%, as the used oil re-refinery was running at a higher capacity throughout the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. During the first three quarters of fiscal 2013, we fed approximately 33.5 million gallons of used oil into the re-refinery and sold approximately 20.2 million gallons of base oil.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	For the Third Quarter Ended,		Increase (Decrease)

	September 7, 2013	September 8, 2012	$	%

Profit before corporate SG&A*
Environmental Services	$8,724	$6,070	$2,654	43.7%
Oil Business	1,231	1,529	(298)	(19.5)%
Total	$9,955	$7,599	$2,356	31.0%

	For the First Three Quarters Ended,		Increase (Decrease)

	September 7, 2013	September 8, 2012	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$26,849	$18,451	$8,398	45.5%
Oil Business	(1,422)	4,281	(5,703)	(133.2)%
Total	$25,427	$22,732	$2,695	11.9%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 43.7% in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012 in part due to increased revenues of 14.1%. For the first three quarters of fiscal 2013, Environmental Services profit before SG&A increased 45.5% on increased revenues of 13.3%. Revenues grew as a result of increased pricing and volume. During the first three quarters of fiscal 2013, we also improved our leveraging of fixed costs, which resulted in increased margin. During the first three quarters of fiscal 2012, we added various sales and service resources which have grown in productivity and contributed to segment sales growth and profitability. In addition, in the first three quarters of fiscal 2013, our new Mirachem subsidiary contributed $1.1 million to our profit before corporate SG&A in this segment.

Oil Business profit before corporate SG&A decreased $0.3 million in the third quarter of fiscal 2013, from $1.5 million in the third quarter of fiscal 2012, to $1.2 million in the third quarter of fiscal 2013. In the first three quarters of fiscal 2013, Oil Business profit before corporate SG&A decreased $5.7 million to a loss before corporate SG&A of $1.4 million. The decline in profitability in the Oil Business compared to the first three quarters of fiscal 2012 was primarily the result of the decreased average selling price of base oil, which was experienced across the industry, continuing a trend that began in the second half of fiscal 2012. The improvement from a loss before corporate SG&A in the first half of fiscal 2013 to a profit before corporate

SG&A of $1.2 million in the third quarter of fiscal 2013 was due to improved efficiency resulting from increased throughput capacity at our re-refinery. This higher throughput capacity allowed us to take advantage of leveraging fixed costs in this segment.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 7, 2013 and December 29, 2012, cash and cash equivalents were $30.9 million and $47.8 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On February 5, 2013, we entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $40.0 million in borrowings. As of both September 7, 2013 and December 29, 2012, our total borrowings were $19.5 million, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at September 7, 2013 and December 29, 2012.

During the third quarter and first three quarters of fiscal 2013, we recorded interest of $0.1 million and $0.3 million on the term loan, respectively. We capitalized less than $0.1 million for various capital projects during the first three quarters of fiscal 2013. During the first three quarters of fiscal 2012, we recorded interest of $0.4 million on both the term loan and revolving credit facility, of which less than $0.1 million was capitalized for various capital projects.

Our weighted average interest rate as of September 7, 2013 and September 8, 2012 was 2.5% and 2.8%, respectively. Our effective interest rate as of September 7, 2013 and September 8, 2012 was 2.6% and 2.9%, respectively.

As of September 7, 2013 and December 29, 2012, we were in compliance with all covenants under the Credit Agreement. As of September 7, 2013, and December 29, 2012, we had $0.3 million of standby letters of credit issued, respectively, and $17.4 million and $19.7 million was available for borrowing under the credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

At September 7, 2013 and December 29, 2012, we had outstanding notes payable related to business acquisitions of $2.0 million and $1.4 million, respectively, of which $1.1 million and $0.6 million were recorded as current maturities.

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

We are in the process of expanding the annual input capacity of our Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the additional capacity to be added incrementally over the remainder of 2013 and the first half of 2014 with the entire amount of additional capacity in place by mid-2014. We estimate the capital cost of the expansion project will be approximately $20 to $25 million. As of September 7, 2013, approximately $4.0 million had been capitalized related to the expansion of the re-refinery. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

Summary of Cash Flow Activity

	First Three Quarters Ended,
	(Dollars in thousands)
	September 7, 2013	September 8, 2012
Net cash provided by (used in):
Operating activities	$4,642	$(4,050)
Investing activities	(20,820)	(18,518)
Financing activities	(700)	66,761
Net (decrease) increase in cash and cash equivalents	$(16,878)	$44,193

The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2013 and the first three quarters of fiscal 2012 are summarized below:

Net Cash Provided by (used in) Operating Activities —

•Inventory — The change in inventory positively affected cash flows from operations by $5.2 million in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012.  Inventory remained flat during the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012 when inventories were increasing due to the volume growth at the re-refinery.

•
Accounts Receivable — The smaller increase of accounts receivable positively affected cash flows from operations by $4.1 million in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012.  During the first three quarters of fiscal 2012, we began production of base oil from our used oil re-refinery, which increased revenues and accounts receivable compared to the prior year. In the first three quarters of fiscal 2013, our revenues also increased but at a slower pace, and our collection rates remained stable.

•
Earnings decline — Our decrease in net income in the first three quarters of fiscal 2013 negatively impacted our net cash provided by operating activities by $0.6 million compared to the first three quarters of fiscal 2012.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $10.6 million and $18.5 million for capital expenditures and software and intangible assets during the first three quarters of fiscal 2013 and the first three quarters of fiscal 2012, respectively.  During the first three quarters of fiscal 2013, we spent $5.3 million for capital improvements, including the expansion project, at the used oil re-refinery compared to $10.8 million on capital improvements at the re-refinery in the first three quarters of fiscal 2012. Additionally, in the first three quarters of fiscal 2013, approximately $3.5 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.7 million in the first three quarters of fiscal 2012.  The remaining $1.8 million in the first three quarters of fiscal 2013 was for other items including office equipment, leasehold improvements, software, and intangible assets compared to $4.0 million in the first three quarters of fiscal 2012.

•	Acquisitions — In the first three quarters of fiscal 2013, we used $10.2 million for the purchases of certain assets of Mirachem, RFTI, and RTI.

Net Cash (Used in) Provided by Financing Activities —

•	Follow-on Public Offering — During the first three quarters of fiscal 2012, we received approximately $65.5 million in net proceeds from a follow-on public offering of common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the first three quarters of fiscal 2013 were $19.7 million, and the annual effective interest rate for the first three quarters of fiscal 2013 was 2.6%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.2 million to our interest expense in the first three quarters of fiscal 2013.

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

There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2013 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 17, 2013	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer