Form 10-K
period 2013-12-28
Heritage-Crystal Clean, Inc.
filed 2014-03-03
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 28, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On June 14, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $139,303,829, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 14, 2014, there were outstanding 18,445,799 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

Disclosure Regarding Forward-Looking Statements

In addition to historical information, this annual report contains forward-looking statements that are based on current management expectations and that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would,” and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information.

The factors listed under “Risk Factors,” as well as any cautionary language in this annual report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations or estimates we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under the heading “Risk Factors” and elsewhere in this annual report.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, Inc. (herein collectively referred to as “we”, “us”, “our”, or “the Company”) provides full-service parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and owns and operates a used oil re-refinery. We are the second largest provider of parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle maintenance sectors in North America, and we are the second largest used oil re-refiner by capacity in North America.  We operate our business through our Environmental Services and Oil Business segments which are described below.

Environmental Services Segment

The Environmental Services segment consists of our parts cleaning, containerized waste management, vacuum truck services, and antifreeze recycling activities. Our services allow our customers to outsource their handling and disposal of parts cleaning solvents as well as other hazardous and non-hazardous waste. Many of these substances are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and also to the generator. We allow our customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management and, more specifically, to the related administrative burdens.

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

Our focus on providing ease of use for our customers is also part of our containerized waste and vacuum services. As part of our containerized waste and vacuum services, we provide our customers assistance in identifying and characterizing their regulated wastes as well as providing the proper labeling and shipping documentation for their regulated materials.

Oil Business Segment

The Oil Business segment consists of our used oil collection and used oil re-refining activities. Through used oil re-refining, we recycle used oil into high quality lubricant base oil and by-products, and we are a supplier to firms that produce and market finished lubricants. As of December 28, 2013, our Oil Business segment had 152 active trucks to collect used oil from automotive shops and industrial plants. We operate a used oil re-refinery with an original annual nameplate capacity of 50 million gallons, and we are currently in the process of expanding the capacity to 75 million gallons of used oil input per year. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

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

Industry

We operate within the U.S. market for industrial and hazardous waste services. Specifically, we focus on the parts cleaning, containerized waste, used oil collection and re-refining, vacuum services, and antifreeze recycling areas of the industrial and hazardous waste services markets. Our customers tend to be small to mid-sized establishments engaged in either manufacturing or vehicle maintenance. These establishments have a need to remove grease and dirt from machine and engine parts with solvent and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops, and trucking firms, as well as small manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil, waste paint, or antifreeze that generally cannot be discarded as municipal trash or poured down a standard drain.

Environmental Services Segment

Parts cleaning machines and solvent are used by mechanics in industrial plants and automotive technicians in garages to clean dirty machine parts. Through use, the solvent becomes contaminated with oil and sediment and must be replaced, typically every 4 to 12 weeks. This replacement of solvent is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down the drain. Vehicle maintenance facilities as well as small to medium sized manufacturers generate other regulated materials which cannot be disposed of in the municipal trash or poured down the drain, such as used oil, waste paint, antifreeze, used oil filters, discarded fluorescent light tubes, spent batteries, etc. Because the management of these wastes is subject to changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records and ensure compliance with environmental laws. While large businesses, which generate substantial volumes of industrial and hazardous wastes, may find it more efficient to employ highly trained employees to manage this waste and ensure their compliance with the numerous federal, state, and local regulations that surround the proper handling of these materials, small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments. These small and mid-sized businesses typically prefer to outsource these services to providers that can assist them in their disposal of used solvent as well as other wastes subject to regulations designed to protect the environment from pollution.

We believe demand for our services is driven by stable demand for parts cleaning, containerized waste services, and vacuum services supported by potential growth in other services that result from new environmental regulations or new product developments. Opportunities to take advantage of trends toward outsourcing specialized waste services continue to present themselves as businesses choose to use full-service third party vendors in order to focus their resources on their core business.

Oil Business Segment

Through our used oil collection services, we compete in the used oil collection market. Automotive shops generate used oil as a result of performing oil changes on passenger cars and trucks. Industrial plants also generate used oil, often as a result of changing lubricants used in heavy machinery. Environmental regulations prohibit the disposal of used oil into sewers or landfills, so most commercial generators arrange to have their used oil picked up periodically by a used oil collector. We believe that there are approximately 1.4 billion gallons of used oil generated in the U.S. annually, of which approximately 1.0 billion gallons are collected, with the difference being lost due to improper management and disposal. Roughly 67% of the approximately 1.0 billion gallons that is collected is sold as fuel to asphalt plants, steel mills, and other energy users both domestically and internationally and is often sold at a discount to prices for other fuels. The remaining 33% of the approximately 1.0 billion gallons is processed by re-refiners and converted into lubricating oil that is typically sold for higher prices than used oil fuels.

In fiscal 2012, we began to produce and sell lubricating base oil from our used oil re-refinery. Approximately 2.4 billion gallons of lubricating oils are sold in the U.S. annually, and lubricating base oil is the constituent that makes up the vast majority of this volume. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as Chevron, ExxonMobil, and Shell produce a significant share of the total U.S. base oil output. They use some of this material in producing their own branded lubricant products and also sell base oil to other firms that focus on the blending and packaging of lubricants. Historically, base oil has been sold for prices based on the market price of the crude oil feedstock plus a premium. However, the level of supply of, and the demand for, base oil can also affect the market price.

The Crystal Clean Solution

Through our network of 74 branches, as of December 28, 2013, we provided parts cleaning, used oil collection and re-refining, and industrial waste removal and antifreeze recycling services to over 96,000 active customer locations.

Environmental Services Segment

During fiscal 2013, we performed more than 300,000 parts cleaning service calls. Our services allow our customers to outsource their handling and disposal of parts cleaning solvent and other wastes and related administrative responsibilities to us. We believe these services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for approximately 55.5% of our revenues for fiscal 2013 and are generated primarily from providing parts cleaning services, waste removal, vacuum services, and antifreeze recycling for our clients.

In the parts cleaning industry, used solvent generated by parts cleaning customers is often classified as a “hazardous waste” (a term defined in the regulations of the United States Environmental Protection Agency or “EPA”), but our company has implemented two different programs whereby our customers' used solvent may be excluded from the definition of hazardous waste. In our non-hazardous program, we provide our customers with an alternative solvent not included in the EPA's definition of hazardous waste due to its higher flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions), and then we recycle that solvent to be used again in our parts cleaning services. In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials. These two programs not only simplify the management of used solvent generated by our customers but also reduce the total volume of hazardous waste generated at many of our customers' locations. This can allow the client to achieve a lower “generator status” with the EPA and thereby reduce its overall regulatory burden.

In addition to the solvent-based parts cleaning programs described above, at each of our branch locations we also offer a water-based (aqueous) cleaning program. In our aqueous parts cleaning program, instead of using solvent to clean and degrease parts, our customers use water soluble cleaning chemicals mixed in a solution with water. This type of solution is typically used in a parts cleaning machine designed with features such as heaters or high pressure to enhance the cleaning capabilities of the aqueous solution. After our customer is finished using the solution, we remove the used solution and almost exclusively manage it as a non-hazardous waste. Similar to the two solvent-based programs described above, our customers' used cleaning material will not be included in the EPA's definition of a hazardous waste, which helps reduce our customers' regulatory burden.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil that they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a greater need for timely used oil service than with many of our other programs. We have designed our services to deliver regularly-scheduled pickups, and we also have the capability to respond to unscheduled requests on short notice. The used oil we collect is transported to our used oil re-refinery, which enables us to provide our customers with the satisfaction that their used oil is re-refined into high quality lubricants using the approach cited as preferred by the EPA, allowing customers to achieve waste minimization objectives more readily than if their used oil had been burned for energy recovery.

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil, which we collect from our customers or purchase from other oil collection service providers, into lubricating base oil, which we sell to firms who then blend, package, and market lubricants. Our re-refinery has an original nameplate input capacity of approximately 50 million gallons of used oil feedstock per year, which would allow it to produce about 30 million gallons of lubricating base oil per year when operating at full capacity. The nameplate capacity includes the impact of periodic shutdowns to perform routine maintenance. We are in the process of increasing our input capacity to 75 million gallons of used oil feedstock per year. We expect the full amount of the additional capacity to be in place by mid-2014. We did not operate the used oil re-refinery at full capacity throughout fiscal 2013, however, we operated it at a higher capacity compared to fiscal 2012 and, at times, above the original nameplate capacity as a result of our expansion. In 2013, we collected 35.6 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for 44.5% of our total revenues in fiscal 2013.

Services

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

We offer an integrated suite of industrial and hazardous waste services including parts cleaning, containerized waste management, used oil collection and re-refining, vacuum truck services, and antifreeze recycling. A majority of our customers use our parts cleaning, waste management, and/or used oil collection services, and these services are offered at almost of our branches.

Environmental Services Segment

In our full-service parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil, grease, and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir. The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts. The solvent can be reused for a period of time, after which it becomes too dirty and requires replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent, while at the same time cleaning and inspecting the customers' parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe that many of the parts cleaning services performed in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for solvent parts cleaning and our aqueous parts cleaning program) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Conditionally Exempt Small Quantity Generator ("CESQG"). For our customers, maintaining a CESQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer more than a dozen different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided machines directly from us, or in some cases are sold a machine, we also offer parts cleaning services for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and aqueous chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

In our containerized waste services, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, and discarded fluorescent lighting tubes. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery, such as with oil filters, or by following the less onerous universal waste regulations, such as with fluorescent tubes and waste paint. In other cases, the hazardous waste regulations may apply, in which case we assist customers with the complete hazardous waste disposal process, including performing analysis to characterize their waste, preparation of manifests and drum labels, and selection of the appropriate destination facility. As part of our full-service approach, we visit our customers periodically to check their inventory of used or waste materials and remove full containers as appropriate. Because there are statutory limits on the amount of time that customers can store these waste materials, these service visits are valuable to help customers stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee.

In selected branch locations (38 as of December 28, 2013), we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment that needs to be removed. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient removal of the material. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. These services are also scheduled on a regular basis. Because our efforts to expand vacuum truck services have started more recently than some of our other offerings in the Environmental Services segment, these services are currently offered at fewer branches, and we generate fewer sales from these services.

Oil Business Segment

In most branch locations (72 as of December 28, 2013), we provide bulk used oil collection services. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize. We test the used oil to verify that there are no unwanted contaminants and pump the customer's material into our tank truck for proper management. We transfer the used oil we collect to our used oil re-refinery to be recycled into lubricating base oil. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil. This alleviates the customer's burden of periodically checking to see if they require service. As of December 28, 2013, our Oil Business segment operated 152 used oil collection trucks.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services in the U.S. and a leading provider of containerized waste services and used oil collection services targeting small and mid-sized customers. From our base of 74 branch locations as of December 28, 2013, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:

Excellent Customer Service.  Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development. In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service which can lead to cross-selling opportunities and referrals to new prospects. During fiscal 2013, approximately 88.1% of our revenues were generated from customers that we also served during fiscal 2012.

Cost-Efficient Branch Rollout Model.  Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at either a regional hub or at our headquarters. This model has been the foundation for our new branch rollout as we have expanded from 14 to 74 branches, and we expect to extend this model to new locations. Furthermore, as we grow within each branch, we improve our route density, which is an important contribution to profitability in our business.

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

Large and Highly Diverse Customer Base.  Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries which helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 96,000 active customer locations. In fiscal 2013, our largest single customer in our Environmental Services segment represented 0.6% of our consolidated revenues, and our largest ten customers represented approximately 2.9% of our consolidated revenues. In the Oil Business segment, revenues from one customer accounted for 5.0% of our consolidated revenues for fiscal 2013, and our largest ten customers represented 25.6% of our consolidated revenues for fiscal 2013.

Experience in Re-Refining Technology. Our management team has substantial experience in the development and operation of used oil re-refineries, as several members of our management team were significant contributors to the development of almost 65% of the used oil re-refining capacity in North America. Our team is able to design and construct re-refining capacity for a comparatively low capital cost. In 2012 we began operating our used oil re-refinery which had an original nameplate capacity of 50 million gallons of used oil. We were able to construct the re-refinery for approximately $54 million.

Innovative Services that Reduce Customers' Regulatory Burdens.  We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens, and we have developed innovative methods to help our customers achieve this objective. For example, we have created parts-cleaning service programs which each exempt our customers from certain hazardous waste regulations and filing requirements:

•
Non-hazardous Program for Parts Cleaning. In our non-hazardous program for parts cleaning, we provide our customers with an alternative solvent that is not included in the EPA's definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use. Because of the reduced solvent flammability, as long as the customer does not add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in the program is classified as hazardous waste by the EPA and as a result can be managed as non-hazardous waste. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers. The recycling process removes oil, water, and other impurities, resulting in solvent suitable to be re-used by our customers for parts cleaning. At the same time, this process minimizes the burdensome hazardous waste regulations faced by our customers and allows us to minimize our virgin solvent purchases. Our solvent recycling system located at the site of our Indianapolis used oil re-refinery is capable of recycling up to 6 million gallons per year of used solvent generated by customers participating in our non-hazardous program. This provides significant capacity in excess of our current requirements.

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

•
Aqueous Program. Instead of using petroleum based solvent to clean and degrease parts, we have developed a program that allows our customers to use water soluble cleaning chemicals mixed in a solution with water. After our customer is finished using the solution, we remove the used solution and almost exclusively manage it as non-hazardous waste. Similar to the two solvent-based programs described above, our customers' used cleaning material will not be included in the EPA's definition of a hazardous waste, which helps reduce our customers' regulatory burdens

•
Patented Technology. Our aqueous parts cleaning offerings include patented aqueous parts cleaning equipment, and we also offer patented filtration technology for water-based fluids. Along with our proprietary aqueous cleaning chemistry, our patented aqueous parts cleaning equipment provides a full service aqueous parts cleaning offer, which we believe is unmatched in the industry. Similarly, our patented Aqua Filtration Unit provides our customers with an innovative method to remove contaminants from their water-based fluids.

Experienced Management Team.  Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. Our senior managers have on average more than 30 years of industry experience and our middle managers have on average more than 20 years of industry experience. Many of our managers held key positions with Safety-Kleen between 1986 and 1998, during which time Safety-Kleen grew from $255 million to over $1.0 billion in annual revenue.

Growth Strategies

We intend to grow by providing environmental solutions that meet the needs of our customers. We have several different strategies to accomplish this and they include:

Same-Branch Sales Growth.  We seek to generate year-over-year growth in existing markets by obtaining new customers and by cross-selling multiple services to existing customers. Our sales and marketing strategy includes providing significant incentives to our field sales and service personnel to find and secure new business. These incentives include commission compensation for individuals and managers as well as prize awards and contests at the individual and team level. Our company culture is designed to consistently emphasize the importance of sales and service excellence and to build and maintain enthusiasm that supports continued sales success. Additionally, we intend to drive profitability by leveraging fixed costs against incremental sales growth at our existing branches.

Expanded Service Offerings.  Of our 74 branches, all currently offer parts cleaning and containerized waste management services, 72 offer used oil collection services, and 38 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion.  We currently operate from 74 branch locations that offer all or portions of our service menu to customers in 42 states and the District of Columbia. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets. In the future, we believe that there will be opportunities to offer our services in international markets as well.

Selectively Pursue Acquisition Opportunities.  Our management team has significant experience in identifying and integrating acquisition targets. For over a decade, we have successfully acquired the assets of several small competitors. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2013, we made various strategic acquisitions to help grow our aqueous and used oil collection lines of business and to enter the antifreeze recycling business. Our growth plan is not dependent on acquisitions, but we will continue to pursue acquisitions that leverage our established infrastructure.

Sales and Marketing

Our mission and culture emphasize sales and service excellence and entrepreneurship. Our field sales employees are each assigned their own territory and have direct individual responsibility for serving customers on their route and growing their business in their territory.

Our sales philosophy starts with the principle of “sales through service.” We require and encourage our Sales & Service Representatives ("SSRs"), to grow their business on their routes by delivering excellent service to existing customers. This helps our SSRs retain business, sell more services to satisfied customers, and obtain valued referrals to potential new customers.

In addition to the efforts of our SSRs, we employ a branch manager at each of our branches, and we also employ branch sales managers, all of whom have dedicated sales territories and responsibilities.

Operations

We operate a network of 74 local branches. Most of our locations include an area to store inventory of parts cleaners and other supplies, an area to park trailers for drum storage, an area to park route service trucks, and a small office space, while some locations may only include an area to park trucks.

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

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol), and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group which beneficially owned 26.0% of our common stock as of December 28, 2013, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S.  We have used their hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

In fiscal 2013 we purchased substantially all of the operating assets of Mirachem Corporation, a supplier of the cleaning chemistry used in our aqueous parts cleaning service. In a separate transaction, we acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. We completed these transactions in order to secure the supply of our aqueous parts cleaning chemistry which, together with our patented aqueous parts cleaning equipment, should provide us with a strong platform from which to compete in the aqueous parts cleaning market. Mirachem, LLC is consolidated into our financial statements as part of the Environmental Services segment.

Competition

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, and antifreeze recycling in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen (a wholly-owned subsidiary of Clean Harbors, Inc.), has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed significant market share in used oil collection and containerized waste management. Safety-Kleen operates throughout the continental U.S., Puerto Rico and Canada through a network of approximately 155 branches. We believe that Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. We estimate that in the full-service portion of the parts cleaning market, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor.

Many of our smaller competitors tend to be regional firms or parts cleaning companies that operate in a single city. Although many of these smaller competitors lack the resources to offer clients a full menu of services, they generally offer parts cleaning services ancillary to a primary line of business, such as used oil collection, in order to present a more complete menu to customers. In addition, companies involved in the waste management industry, including waste hauling, separation, recovery, and recycling, may have the expertise, access to customers, and financial resources that would encourage them to develop and market services and products competitive with those offered by us. We also face competition from alternative services that provide similar benefits to our customers as those provided by us.

Price, service quality and timeliness, breadth of service offering, reputation, financial strength, and compliance history are the principal competitive factors in the markets in which we compete. While we feel that most market competitors compete primarily on price, we believe that our competitive strength comes from our focus on customer service and our broad menu of services. Although we employ a pricing structure that controls discounts, we are able to deliver a sound value proposition through the reduced regulatory burden achieved through our programs. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, develop more competitive product and service offerings, or offer a non-hazardous or reuse program for parts cleaning more appealing to customers than ours.

We have the second largest used oil re-refinery, by capacity, in North America. Our largest competitor, Safety-Kleen, currently controls approximately 53% of the used oil re-refining capacity in North America. Over the past several years, many of our competitors have announced their intentions to enter into the used oil re-refining or base oil business or expand their capacities. There have also been announcements of additional capacity being constructed by virgin lubricating base oil producers.

Seasonality

Our operations may be affected by seasonal fluctuations due to weather cycles influencing the timing of customers' need for products and services. Typically during the first quarter and the end of the fourth quarter of each year there is less demand for our products and services due to the lower levels of activities by our customers as a result of the cold weather, particularly in the Northern and Midwestern regions of the United States. This lower level of activity also results in lower volumes of used oil generated for collection by us in the first quarter. In the winter months there is less construction activity, which reduces demand for our reuse solvent as well as certain re-refinery by-products. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking and management of customer services, billing, and collections. This application utilizes an Oracle tm database along with Microsoft tm web servers using standard development tools. This system has been used as an integral part of our business operations for more than seven years. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Handheld devices are used by our employees in the field to access customer service information through a mobile web interface. In the used oil collection portion of our Oil Business segment, handheld devices are also used to enter sales transaction data and inventory movements. Statistics are gathered and reported on a daily and weekly basis through sales personnel and document processing. This provides timely, automated data measurement and compensation information for sales activities including incentives and contests that rapidly reward performance.

Employees

As of December 28, 2013, we employed 890 full time and 68 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Regulation

Substantially all of our services and products involve the collection, transportation, storage, recycling and/or disposal of industrial and hazardous waste or hazardous materials, including solvents used in parts cleaners, containerized waste including used oil, waste paint, inks, adhesives, used antifreeze, and used oil filters; and bulk waste including used oil and oily water. Our services are highly regulated by various governmental agencies at the federal, state, and local levels, including the Environmental Protection Agency ("EPA"); the Department of Transportation ("DOT"); the Department of Labor Occupational Safety & Health Administration ("OSHA"); the Federal Railroad Administration ("FRA"); and the Equal Employment Opportunity Commission. The most significant federal environmental laws affecting us are the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), the Clean Air Act ("CAA"), the Clean Water Act ("CWA"), and the Toxic Substances Control Act ("TSCA"), and the regulations promulgated thereunder. Our services and products require us to comply with these laws and regulations and to obtain federal, state, and local environmental permits or approvals for some of our operations. Some of these permits must be renewed periodically, and governmental authorities have the ability to revoke, deny, or modify these permits. Zoning and land use restrictions also apply to all of our facilities. Siting and other state-operating approvals also apply in some states. Regulations govern matters such as the disposal of residual chemical wastes, operating procedures, storm water and wastewater discharges, fire protection, worker and community right-to-know, and emergency response plans. Air and water pollution laws and regulations govern certain operations at our facilities. OSHA safety standards are applicable to all of our operations. Governmental regulations apply to the vehicles used by us to transport the chemicals we distribute to customers and the waste and other residuals collected from customers. These vehicle requirements include the licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipping papers, and vehicle placarding requirements. Governmental authorities have the power to enforce compliance, and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements. Compliance with Federal, State, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures and competitive position in the current fiscal year. Additionally, as of December 28, 2013, we do not expect to incur material capital expenditures for environmental control facilities in future periods.

We are subject to federal and state regulations governing hazardous and solid wastes. RCRA is the principal federal statute governing hazardous waste generation, treatment, transportation, storage, and disposal. Under RCRA, the EPA has established comprehensive “cradle-to-grave” regulations for the management of a wide range of materials identified as hazardous or solid waste. The regulations impose technical and operating requirements that must be met by facilities that generate, store, treat, transport, and dispose of these wastes.

In 2013, the EPA issued preliminary regulations regarding its plans to replace paper manifests with an electronic manifesting system and electronic database that will be developed and maintained by the EPA. Users of the system will pay transaction fees to the EPA for maintaining the system. We are in the process of developing a system which will allow us to participate in the EPA's "e-manifest" system. The EPA is under a statutory mandate to have an e-manifest system available for use by October 2015.

Our operations are governed by 10-day transfer requirements and do not typically require a hazardous waste facility permit. We operate 74 10-day transfer branches in the U.S. Under RCRA, states are delegated to implement the regulatory programs through state regulations, which can be more stringent than those of the federal EPA. We have obtained a facility waste permit for our locations in Maryland and Connecticut and are currently pursuing a waste permit in New Hampshire because these states have more stringent programs that do not allow the typical 10-day transfer option. In addition, we are in the process of obtaining a permit for operating in New Jersey.

CERCLA governs the cleanup of inactive hazardous waste sites and imposes liability for the cleanup on “responsible parties” generating or transporting waste to a site. CERCLA further provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. CERCLA imposes strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on businesses that generate those substances or transport them to the facilities. Responsible parties may be liable for substantial investigation and cleanup costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several. Certain of our customers' and third-party contractors' facilities have been in operation for many years and, over time, the operators of these facilities may have generated, used, handled, and disposed of hazardous and other regulated wastes or other hazardous substances.

Environmental liabilities could therefore exist under CERCLA, including cleanup obligations at these facilities or off-site locations where materials from our operations were disposed. In recent years, we have been involved as a potentially responsible party (“PRP”) at two CERCLA cleanup sites, and it is possible that we may be involved in similar cleanup sites in the future.

In addition to regulations under RCRA and CERCLA, the EPA has adopted regulations under the Clean Air Act ("CAA") and the Clean Water Act ("CWA"). The CAA regulates emissions of pollutants into the air from mobile and stationary sources, and CAA permits limit the emissions from parts cleaning units. Two of our distribution hubs and our used oil re-refinery are subject to facility based permits under the CAA. The used oil re-refinery was constructed and is operating under CAA New Source Performance Standards and an associated permit. Our transportation fleet of trucks is regulated for emissions as mobile sources. Regulations under the CWA govern the discharge of pollutants into surface waters and sewers and require discharge permits and sampling and monitoring requirements. The CWA also requires specific spill plans governing the storage of waste and product hydrocarbons. A more detailed spill plan is also required at the used oil re-refinery because of the large volume of storage tanks. One of our facilities currently holds a CWA National Pollution Discharge Elimination System ("NPDES") permit for stormwater runoff and water pollution prevention.

Our transportation fleet, truck drivers, and transportation of hazardous materials are regulated by the U.S. Department of Transportation ("DOT") Motor Carrier and the Federal Railroad Administration ("FRA"), as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass. Health and safety standards under OSHA are also applicable to our operations. The used oil re-refinery and mineral spirits distillation facility are also subject to OSHA Process Safety Management standards that govern the operation of the facilities.

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

In August 1997, the South Coast Air Quality Management District in California (the “SCAQMD”), enacted Rule 1171, which prohibits the use of certain types of solvents that we currently sell for parts cleaning operations. In the areas of California affected by this or similar regulations (including Los Angeles, San Francisco, and Sacramento), aqueous parts cleaning is the primary substitute. We currently have one branch located in Los Angeles, California. Although other states have not passed regulations similar to Rule 1171, we cannot predict if or when other state and/or local governments will promulgate similar regulations which may restrict or prevent the use of solvent for parts cleaning. Pending air regulation laws in the northeastern U.S. may restrict the use of our typical parts washer solvent in cold parts cleaners. The regulations are anticipated to go into effect within the next five years throughout the Ozone Transport Commission ("OTC") states. Among the OTC states, Maryland and Delaware have initiated rules to limit the use of ozone pollution forming compounds.

More specifically to our traditional parts cleaning services, federal and state laws and regulations dictate and restrict to varying degrees what types of cleaning solvents may be used, how a solvent may be stored, and the manner in which contaminated or used solvents may be handled, transported, disposed of, or recycled. These legal and regulatory mandates have been instrumental in shaping the parts cleaning industry. We have developed methods of managing solvent as non-hazardous so as to significantly reduce the regulatory burden on us and on our customers. Any changes to, relaxation of, or repeal of federal or state laws and regulations affecting the parts cleaning industry may significantly affect the demand for our products as well as our competitive position in the market.

The EPA has promulgated regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as state-regulated waste. Our used oil collection services require compliance with both federal and state regulations. As with our parts cleaning services, we make use of various programs to reduce the administrative burden associated with our customers' compliance with used oils regulations. Additionally, any used oil contaminated with polychlorinated biphenyls ("PCBs") is regulated under TSCA. The rules set minimum requirements for storage, treatment, and disposal of PCB wastes. Used oil contaminated with a certain level of PCBs may require incineration or special TSCA authorization or permits. The EPA has recently proposed Clean Air Act regulations requiring more stringent air permits governing the burning of certain recyclable materials, including non-specification used oil. We do not anticipate any negative impacts from this pending court ordered regulation.

Facilities

Our headquarters is based in a 24,300 square foot leased facility in Elgin, Illinois. We have four hubs, one re-refinery, one solvent recycling operation, two antifreeze recycling centers, and 74 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. Our four hubs, one of our antifreeze recycling centers, and most of our branch locations are leased with terms ranging from month-to-month up to 15 years. We own the industrial property in Indianapolis, Indiana which is the location of our used oil re-refinery and our solvent recycling tower. We also own the property where one of our antifreeze recycling facilities is located.

The following map sets forth the states in which we provide services and includes branch locations as of December 28, 2013:

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

Name	Age	Position

Joseph Chalhoub	67	Founder, President, Chief Executive Officer, and Director

Gregory Ray	53	Chief Operating Officer and Secretary

John Lucks	60	Senior Vice President of Sales and Marketing

Mark DeVita	45	Chief Financial Officer

Ellie Bruce	50	Vice President Oil, Vice President of Sales

Tom Hillstrom	53	Vice President of Operations

Joseph Chalhoub
Founder, President, Chief Executive Officer, and Director

Mr. Chalhoub, founder of Heritage-Crystal Clean, LLC, has served as our President, Chief Executive Officer, and director since the formation of the Company in 1999. He started his career with Shell Canada as a process engineer, and he then worked for several years at SNC, an engineering firm. In 1977 he founded Breslube Enterprises and built this into the largest used oil re-refiner in North America before selling a controlling interest to Safety-Kleen in 1987. Mr. Chalhoub then served as an executive of Safety-Kleen from 1987 to 1998, and he was President of Safety-Kleen from 1997 to 1998. Mr. Chalhoub holds a Chemical Engineering degree with high distinction from École Polytechnique, Montréal. Mr. Chalhoub has over 35 years of experience in the industrial and hazardous waste services industry.

Gregory Ray
Chief Operating Officer

In 2012, Mr. Ray became Chief Operating Officer. Before that, Mr. Ray served as Chief Financial Officer since June 2007, and as Vice President, Business Management since 1999. In addition, Mr. Ray has served as our Secretary since 2004. From 1994 to 1999, Mr. Ray served in various roles at Safety-Kleen, including Vice President, Business Management, where he was in charge of and oversaw a $700 million revenue business unit. While at Safety-Kleen, Mr. Ray was responsible for managing and expanding the used oil collection service and establishing the first nationwide used oil program, and he led the development of that firm's vacuum services business. From 1983 to 1993, Mr. Ray helped establish the used oil recycling business of Evergreen Oil. Mr. Ray has over 30 years of experience in the industrial and hazardous waste services industry, and he holds an A.B. in economics and an M.S. in industrial engineering from Stanford University.

John Lucks
Senior Vice President of Sales and Marketing

In 2012, Mr. Lucks became Senior Vice President of Sales and Marketing. Before that, Mr. Lucks served as our Vice President of Sales and Marketing since 2010 and prior to that as our Vice President of Sales since 2000. From 1988 to 1997, Mr. Lucks served as the Vice President of Industrial Marketing and Business Management of Safety-Kleen, where he was in charge of and oversaw a $300 million revenue business unit. Mr. Lucks also led the development of several lines of business, in particular the industrial parts cleaning and drum waste business which became the largest segment of Safety-Kleen. Mr. Lucks has over 30 years of experience in the industrial and hazardous waste services industry.

Mark DeVita
Chief Financial Officer

Mr. DeVita became Chief Financial Officer in 2012. He served as Vice President, Business Management in 2011.  Mr. DeVita has been with the Company since 2000 and has served in a variety of roles related to business management, finance, and acquisitions.  He took the lead in developing multi-million dollar lines of business for the Company. Mr. DeVita has over 19 years of experience in the industrial and hazardous waste services industry.  Mr. DeVita earned his Bachelor of Science in Accountancy with honors from the University of Illinois and his MBA from Northern Illinois University.  Mr. DeVita earned his CPA and worked in public accounting for four years.

Ellie Bruce
Vice President Oil and Vice President of Sales

Ms. Bruce became Vice President of Sales in 2012. She has also served as Vice President Oil since 2010. She served as Chief Accounting Officer from June of 2007 to 2012. Ms. Bruce has been with the Company since March 2006. She began her career in the used oil collection and re-refining business in 1988 when she joined Safety-Kleen, working at the oil re-refinery in Breslau Canada and served in a number of positions, including Controller of Safety-Kleen Canada Inc., responsible for the accounting and business management for all of the branch lines of business.

Tom Hillstrom
Vice President of Operations

Mr. Hillstrom has served in various capacities since joining Heritage-Crystal Clean, LLC in 2002. He is currently our Vice President of Operations. From 1983 to 2000, Mr. Hillstrom served in various functions at Safety-Kleen. He was a member of the planning and design team for the construction of Safety-Kleen's used oil re-refinery in East Chicago, Indiana and held the position of Facility Manager during the re-refinery's start-up and through its first years of operation. From 1996 to 1998, he was Director of Planning and Evaluation, where he was responsible for strategic planning and acquisitions. Mr. Hillstrom holds a Bachelor's degree in Chemical Engineering from the University of Notre Dame. Mr. Hillstrom has over 25 years of experience in the industrial and hazardous waste services industry.

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

The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices rise, we can typically expect to increase prices for our re-refined lubricating base oil. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil. The cost to collect used oil, including the amounts we must pay to obtain used oil and the fuel costs of our oil collection fleet, generally also increases or decreases when the relevant index increases or decreases. Even though the prices we can charge for our re-refined oil and the costs to collect and re-refine used oil generally increase and decrease together, they do not always change by the same magnitude, and we cannot assure you that any increased costs we experience can be passed through to the prices we charge for our re-refined oil or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. If the prices we charge for our re-refined oil and the costs to collect and re-refine used oil do not move together or in similar magnitudes, our profitability may be materially and negatively impacted. Any increases in our costs to collect used oil could adversely affect the profitability of our used oil re-refinery. In fiscal 2013, base oil prices decreased compared to prices in fiscal 2012, and our margins were adversely impacted.

Many small automotive repair shops and manufacturing companies burn used oil as a source of heat as an alternative to using natural gas. If the price of natural gas were to increase significantly, these potential customers may choose to retain their used oil for fuel purposes rather than sell to us. This could make it difficult to supply our re-refinery with internally collected feedstock at competitive prices. In addition, increases in the cost of natural gas may increase the cost to operate our used oil re-refinery.

In addition, if re-refining capacity in the U.S. increases, demand for used oil might increase, which could increase the cost to collect used oil. This could make it difficult for us to operate our used oil re-refinery at capacity or might cause us to purchase used oil feedstock at higher rates than if we were to collect the used oil internally.

Increased costs of crude can significantly increase our operating costs in our Environmental Services segment. Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase. The market price of crude has been volatile in the past and has risen at a steady pace from 2009 to 2012 and has remained relatively stable since 2012. During a period of rising crude costs, we experience increases in the cost of solvent, fuel, and other petroleum-based products. We have in the past been able to mitigate increased solvent and fuel costs through the imposition of price increases and energy surcharges to customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on future price increases. Due to political instability in oil-producing countries, oil prices could increase significantly in the future. A significant or sudden increase in solvent or fuel costs could lower our operating margins and negatively impact our profitability. We currently do not use financial instruments to hedge against fluctuations in oil, solvent, or energy prices. If this volatility continues, our operating results could be volatile and adversely affected.

In addition, a significant portion of our inventory consists of new and used solvents and oil products. Volatility in the price of crude oil has impacted in the past and can significantly impact in the future the value of this inventory and our operating margins. For example, in the fourth quarter of fiscal 2008, we generally experienced a sharp decrease in the cost of crude oil and related commodities which caused a decline in the market value of our solvent and used oil inventory, and we recorded a non-cash inventory impairment charge on that portion of our solvent and oil inventory that was held for sale, reflecting the lower market value of such inventory. Additionally, we recorded additional expense to reflect the lower value of the solvent inventory held for use in our service programs. Further, because we apply a first-in first-out accounting method, volatility in solvent and oil prices can significantly impact our operating margins. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected.

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

●
Operation of the Re-refinery - Operating at capacity depends on the ability of our employees and management to run the re-refinery at design rates safely and in compliance with all relevant regulations. Nameplate capacity includes the impact of periodic shutdowns for routine maintenance. Any extended or unscheduled shutdowns may inhibit our ability to operate the re-refinery at or near capacity.

●	Logistics - Operating at capacity depends on our ability to efficiently transport used oil to our Indianapolis site and to transport base lube oil and related by-products out of our Indianapolis site.

●
Base Lube Oil Demand - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our Indianapolis site. Recently, many of our competitors have announced plans to enter into the used oil re-refining or base oil business or expand their capacities. There have also been announcements of additional capacity being constructed by virgin lubricating base oil producers. Additional production capacity might depress the prices for the base oil that we produce. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil; and

●
Base Lube Oil Pricing - The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil, even if our costs do not experience a similar decline. If we reduce prices for our products, we may not realize expected results, and our operating margins may be adversely impacted.

The large scale operation of our used oil re-refinery exposes us to additional risks beyond those encountered in our traditional service businesses.

The operation of our used oil re-refinery exposes us to risks related to the potential loss of permits, contamination of feedstock, adverse environmental impact of a spill or other release, the risk of explosion or fire or other hazards, the risk of injury to our employees or others, as well as the negative publicity due to public concerns regarding our operation. The occurrence of one of these events could result in reduced production rates, loss of inventory, operational inefficiencies, clean-up costs, or other items that might negatively affect the operating results of the Company. While these risks are in some respects similar to risks that we have experienced in our traditional service businesses, the magnitude of exposure may be greater due to the nature of the used oil re-refining industry and the greater volumes, temperatures, and pressures involved. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable or we will not choose to procure insurance at levels that will cover all potential exposure.

Any problem or perception of a problem with our re-refinery could have a material adverse impact on our revenue and earnings and lead to a loss of stockholder and/or research analyst confidence in our business and could result in a sudden and significant reduction in our stock price.

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

The breadth and complexity of these laws and regulations affecting our business make consistent compliance extremely difficult and often result in increased operating and compliance costs. Even with these programs, we and other companies in the industry are routinely faced with legal and administrative proceedings which can result in civil and criminal penalties, interruption of business operations, fines or other sanctions, and require expenditures for remedial work at our and third-party facilities. Under current law, we may be held liable for damage caused by conditions that existed before we acquired the assets or operations involved or if we arrange for the transportation, disposal, or treatment of hazardous substances that cause environmental contamination. We may also be held liable for the mishandling of waste streams resulting from the misrepresentations by a customer as to the nature of such waste streams. We may be subject to monetary fines, civil or criminal penalties, remediation, clean-up or stop orders, injunctions, orders to cease or suspend certain practices, or denial of permits we require to operate our facilities. We have in the past been subject to penalties and fines for noncompliance with environmental regulations and could be subject to penalties and fines in the future. The outcome of any proceeding and associated costs and expenses could have a material adverse impact on our operations and financial condition.

We are also required to obtain and maintain permits, licenses, and approvals to conduct our operations in compliance with such laws and regulations. If we are unable to maintain our currently held permits, licenses, and approvals, we may not be able to continue certain of our operations. If we are unable to obtain additional permits, licenses, and approvals which may be required as we expand our operations, we may not be able to grow our business.

CERCLA and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them to the facilities. As a potentially responsible party, or PRP, we may be liable under CERCLA for substantial investigation and cleanup costs even if we operate our business properly and comply with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and cleanup, even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if we were able to identify who the other responsible parties might be, we may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources. Our facilities and the facilities of our customers and third party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits.

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

We have in the past and may in the future enter into acquisitions with the expectation that they would result in various benefits such as synergies, decreased costs, increased revenue, or other expansion opportunities. Achieving the anticipated benefits of an acquisition depends on whether the businesses can be integrated completely in an efficient and effective manner. Integration could take longer than anticipated and could result in the loss of key employees, the disruption of our ongoing businesses, processes, and systems or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies. No assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs and could adversely affect our future business, financial condition, and results of operations.

A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets, and deferred tax assets.

We hold material amounts of goodwill, other long-lived assets, and deferred tax assets on our balance sheet. A decline in expected profitability of one of our operating segments or a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets, or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our annual results of operations and financial position.

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

Because we rely on our extended network of 74 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

We may be unable to manage our growth.

In our first fourteen years of operation, sales have increased at a compound annual growth rate of 26.1% from 1999 to 2013, although we experienced a 9% decrease in our sales from 2008 to 2009. Our growth to date has placed and may continue to place significant strain on our management and operational and financial resources. We anticipate that continued growth, if any, will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and operational personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate, and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

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

In addition, a substantial or prolonged material adverse impact on our results of operations and financial condition due to an economic downturn could affect our ability to satisfy the financial covenants in our bank credit facility, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or the acceleration of the maturity of amounts that may be outstanding under our bank credit facility. The cost of obtaining an amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our bank credit facility. Further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our bank credit facility would become immediately due and payable.

We face intense competition in the industrial and hazardous waste services industries and from other used oil re-refiners.

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, and antifreeze recycling are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, our largest competitor, has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed a significant market share in used oil services, including used oil collection and containerized waste management. Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects may be adversely affected if we cannot gain market share from these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

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

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Joseph Chalhoub, our Founder, President, Chief Executive Officer, and Director; Gregory Ray, our Chief Operating Officer and Secretary; John Lucks, our Senior Vice President of Sales and Marketing; Tom Hillstrom, our Vice President of Operations; Mark DeVita, our Chief Financial Officer; Ellie Bruce, our Vice President Oil and Vice President of Sales; and Glenn Casbourne, our Vice President of Engineering. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key man life insurance policies on any of our named executive officers. One of our key growth strategies is the expansion of our used oil re-refining capacity. Given their past experience in the development of used oil re-refinery facilities in North America, the retention of the members of our management team is particularly critical to our ability to operate the used oil re-refinery as planned. The loss of any of these individuals could adversely impact our ability to operate the re-refinery.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2013 and prior years, we may not in future years.

Our level of indebtedness could adversely affect our financial condition and ability to fulfill our obligations, impede the implementation of our strategy, and expose us to interest rate risk.

On February 5, 2013 we entered into an Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement provides for borrowings of up to $40.0 million, of which up to $20.0 million was initially available as a Term A loan, and up to $20.0 million is available as a revolving loan, depending on our total leverage ratio and reduced by any standby letters of credit. The Credit Agreement has an accordion feature that provides for borrowings of up to an additional $60.0 million, for a total credit facility of up to $100.0 million, subject to the satisfaction of certain terms and conditions. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets.

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

Our fixed cost structure may result in reduced earnings or a loss.

Our network, including our re-refinery and other facilities, fleet, and personnel, subjects us to fixed costs, which makes our margins and earnings sensitive to changes in revenues. In periods of declining demand, our fixed cost structure may limit our ability to cut costs, which may put us at a competitive disadvantage to firms with lower cost structures, or may result in reduced operating margins and operating losses.

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

The operation of our antifreeze recycling centers exposes us to additional risks beyond those encountered in our traditional service businesses.

Similar to our re-refining operation, the operation of our antifreeze recycling center exposes us to risks related to the potential contamination of feedstock, adverse environmental impact of a spill or other release, or the risk of injury to our employees or others. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable, or we will not choose to procure insurance at levels that will cover all potential exposure.

A system failure could delay or interrupt our ability to provide services and products and could increase our costs and reduce our sales.

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 74 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

We may not be able to protect our intellectual property adequately.

We rely upon know-how and technological innovation and other trade secrets to develop and maintain our competitive position. We rely, to a significant extent, on trade secrets, confidentiality agreements, and other contractual provisions to protect our proprietary technology, and such agreements may not adequately protect us. Our competitors could gain knowledge of our know-how or trade secrets, either directly or through one or more of our employees or other third parties. Although we do not regard any single trade secret or component of our proprietary know-how to be material to our operations as a whole, if one or more of our competitors were to use or independently develop such know-how or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

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

We are required by environmental laws to provide financial assurance that funds will be available when needed for closure and post-closure remediation costs at some of our treatment and storage facilities, the costs of which could be substantial. We typically have several options to demonstrate satisfactory financial assurance requirements, including letters of credit, surety bonds, trust funds, and a financial (net worth) test. The financial assurance instrument is provided for the benefit of the permitting authority and is not available for use at our discretion. The amount of financial assurance required varies by state and is subject to potentially significant increases by regulators. The cost of financial assurance instruments is difficult to accurately predict and depends on many factors, some of which are outside of our control, including the availability of instruments in the marketplace, the amount and form of financial assurance required by a state, our creditworthiness and our operating history. General economic factors, including developments within the insurance industry, may adversely affect the cost of our current financial assurance instruments and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. In the event the cost of financial assurance instruments we are required to provide increases or we are otherwise unable to obtain sufficient coverage, our business, financial condition, or results of operations could be materially adversely affected. Our ability to continue conducting our industrial waste management operations could be adversely affected if we should become unable to obtain sufficient insurance and/or financial assurance to meet our business and regulatory requirements in the future.

A Cyber Incident could result in information theft, data corruption, operational disruption, and/or financial loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites.

We are increasingly dependent on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners.

Our technologies, systems, networks, and those of our business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or other disruption of our business operations.

Although to date we have not experienced any losses relating to cyber-attacks, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

The trading price of shares of our common stock may fluctuate substantially. In particular, it is possible that our operating results may be below the expectations of public market analysts and investors, including the results of our entry into the used oil re-refining industry, and, as a result of these and other factors, the price of our common stock may decline. These fluctuations could cause you to lose part or all of your investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

●	variations in our operating results, including variations due to changes in the price of crude oil or base lubricating oil;

●	announcements by us, our competitors, or others of significant business developments, changes in customer relationships, acquisitions, or expansion plans;

●	analysts' earnings estimates, ratings, and research reports;

●	the depth and liquidity of the market for our common stock;

●	speculation in the press;

●	strategic actions by us or our competitors, such as sales promotions or acquisitions;

●	actions by our large stockholders or by institutional and other stockholders;

●	conditions in the industrial and hazardous waste services industry as a whole and in the geographic markets served by our branches; and

●	domestic and international economic factors unrelated to our performance.

The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

The small public float for our shares may make it difficult to sell your shares and may cause volatility in our stock price.

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of December 28, 2013, The Heritage Group ("Heritage") beneficially owned 26.0% of our common stock, the Fehsenfeld Family Trusts, which are related to Heritage (the "Heritage trusts") owned 7.8% of our common stock, Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, beneficially owned 5.5% of our common stock, and collectively Heritage, the Heritage trusts, and our directors and named executive officers beneficially owned 48.1% of our common stock.  In addition, under a participation rights agreement between us and Heritage, Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

As of December 28, 2013, Heritage beneficially owned 26.0% of our outstanding common stock, the Heritage trusts owned 7.8% of our outstanding stock, and Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, owned an additional 5.5% of our outstanding common stock. As a result, Heritage and Mr. Fehsenfeld have significant influence over our decision to enter into any corporate transaction and with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. Moreover, Heritage, the Heritage trusts, and our directors and named executive officers collectively beneficially owned 48.1% of our common stock as of December 28, 2013. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any businesses that we decide to acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission, ("SEC"), NASDAQ, or other regulatory authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is based in a 24,300 square foot leased facility in Elgin, Illinois. We have four hubs, a used oil re-refinery, one solvent recycling operation, two antifreeze recycling centers, and 74 branches that vary in size. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles to larger locations that provide office space and warehouse storage as well as additional parking. All of our hubs, one of our antifreeze recycling centers, and most of our branch locations are leased with terms ranging from month-to-month up to 15 years. We own the industrial real estate in Indianapolis, Indiana which is the site of our used oil re-refinery and our solvent recycling tower. We also own the property where one of our antifreeze recycling facilities is located.

The following map sets forth the states in which we provide services and the locations of our branches as of the end of fiscal 2013:

ITEM 3.  LEGAL PROCEEDINGS

We are a party to various general legal proceedings that arise in the ordinary course of business. We are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, and cash flows. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

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

2012	High	Low
First Quarter	$22.64	$16.24
Second Quarter	$22.25	$16.14
Third Quarter	$19.85	$15.08
Fourth Quarter	$20.89	$14.50

2013	High	Low
First Quarter	$16.78	$14.26
Second Quarter	$15.75	$13.10
Third Quarter	$16.07	$13.43
Fourth Quarter	$20.64	$15.85

On February 14, 2014, the closing price of our common stock on the NASDAQ Global Select Market was $16.97 per share. On February 14, 2014, there were 350 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement prohibits us from paying cash dividends on our common stock (see "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 3, 2009 and December 28, 2013, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period. This graph assumes the investment of $100 on January 3, 2009 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	January 3, 2009	January 2, 2010	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013
Heritage-Crystal Clean, Inc.	$100.00	$90.00	$87.00	$143.00	$128.00	$171.00
NASDAQ Composite Index	$100.00	$139.00	$163.00	$160.00	$181.00	$255.00
NASDAQ Industrial Index	$100.00	$140.00	$175.00	$174.00	$204.00	$297.00

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2013" represents the 52-week period ended December 28, 2013. "Fiscal 2012" represents the 52-week period ended December 29, 2012. "Fiscal 2011" represents the 52-week period ended December 31, 2011. “Fiscal 2010” represents the 52-week period ended January 1, 2011. “Fiscal 2009” represents the 52-week period ended January 2, 2010. We have derived the statement of operations for the year ended January 1, 2011 and January 2, 2010 and the balance sheet data at December 31, 2011, January 1, 2011, and January 2, 2010, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(Dollars in thousands, except per share data)
	2013	2012	2011	2010	2009

STATEMENTS OF INCOME DATA:
Revenues
Product revenues	$132,409	$119,470	$39,149	$13,796	$10,588
Service revenues	150,727	133,021	113,709	98,322	87,810
Total revenues	$283,136	$252,491	$152,858	$112,118	$98,398
Operating Expenses
Operating Costs	$234,638	$213,568	$124,000	$83,773	$74,371
Selling, general, and administrative expenses	30,274	26,194	20,715	18,035	16,438
Depreciation and amortization	9,524	8,141	5,657	4,629	4,308
Other expense (income) - net	210	6	(10)	39	159
Operating income	8,490	4,582	2,496	5,642	3,122
Interest expense - net	417	585	37	—	3
Income before income taxes	$8,073	$3,997	$2,459	$5,642	$3,119
Provision for income taxes	3,428	1,743	985	2,371	1,326
Net income	4,645	2,254	1,474	3,271	1,793
Income attributable to noncontrolling interest	100	—	—	—	—
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,545	$2,254	$1,474	$3,271	$1,793

Net income per share available to common stockholders: basic	$0.25	$0.13	$0.10	$0.26	$0.17
Net income per share available to common stockholders: diluted	$0.24	$0.13	$0.10	$0.26	$0.17

Number of weighted average common shares outstanding :
Basic	18,224	16,921	14,313	12,645	10,700
Diluted	18,552	17,363	14,710	12,704	10,772

	2013	2012	2011	2010	2009
OTHER OPERATING DATA (UNAUDITED):
Average sales per working day - Environmental Services	615	550	470	410	370
Number of branches at end of fiscal year	74	71	67	62	58

	At Fiscal Year End
	(Dollars in thousands)
	2013	2012	2011	2010	2009

BALANCE SHEET DATA:
Cash and cash equivalents	$22,632	$47,766	$2,186	$21,757	$1,090
Total assets	215,958	199,111	134,056	89,572	53,987
Total debt	20,958	20,881	21,891	—	—
Total stockholders' equity	$159,304	$149,391	$78,553	$73,544	$43,925

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations.  Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.  We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  "Fiscal 2013" represents the 52-week period ended December 28, 2013, "fiscal 2012" represents the 52-week period ended December 29, 2012, and "fiscal 2011" represents the 52-week period ended December 31, 2011.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, and antifreeze recycling, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and by-products. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 74 branch facilities providing services to customers in 42 states. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, vacuum truck, and antifreeze recycling services. Revenues from this segment accounted for approximately 55.5% of our total company revenues for fiscal 2013. In the Environmental Services segment, we define and measure same-branch sales for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average sales per working day by dividing our sales by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for approximately 44.5% of our fiscal 2013 total company revenues.

No single customer accounted for more than 10% of consolidated revenues in fiscal 2013 or 2012. Revenues from one customer in the Oil Business segment represented approximately 15.4% of our consolidated revenues in fiscal 2011 when we sold higher amounts of intermediate product and by-products from the used oil re-refinery. There were no intersegment revenues during fiscal 2013.

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

Our operating costs includes the costs of the materials we use in our services, such as solvent and other chemicals, transportation of solvents and waste, and our payments to third parties to recycle or dispose of the waste materials that we collect. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Increased costs of crude oil, a component of solvent, can increase operating costs, although we attempt to offset such increases with increased prices for our services. Operating costs also include the costs of operating our re-refinery, recycling centers, hubs, and branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general, and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as sales less operating costs and depreciation and amortization from operations.

Our selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management, billing, receivables management, accounting and finance, information technology, environmental health and safety, and legal.

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and by-products. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery had an original input capacity of approximately 50 million gallons of used oil feedstock per year with an expected production of about 30 million gallons of base oil per year when operating at full capacity. We are in the process of expanding the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the full amount of the additional capacity to be in place by mid-2014. During fiscal 2013, we achieved some of the additional capacity referenced above. This allowed us, at times, to produce base oil at a rate above the original capacity. As of the end of fiscal 2013, the re-refinery was operating at an annualized rate of used oil consumption of approximately 60 million gallons. We estimate the capital cost of the current expansion project will be approximately $20 to $25 million in total through fiscal 2014. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

On December 31, 2012, we purchased substantially all of the operating assets of Mirachem Corporation, which provides us with the cleaning chemistry used in our aqueous parts cleaning service. We made an initial payment of approximately $2.5 million in cash at the time of closing and provided a note payable for an additional $0.8 million over two years. In a separate transaction, we acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. We have an option to repurchase this 20% interest, and the current owner has a right to sell the interest, after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications. We completed these transactions in order to secure the supply of our aqueous parts cleaning chemistry which, together with our patented aqueous parts cleaning equipment, should provide us with a strong platform from which to compete in the aqueous parts cleaning market. We consolidate Mirachem, LLC into our financial statements as part of the Environmental Services segment.

On June 26, 2013, we purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. ("RFTI"), which was based in Battle Creek, Michigan. RFTI's business consisted of collecting waste antifreeze, recycling the waste antifreeze, and through a recycling process producing a line of high quality antifreeze products which were sold for use in vehicle engine applications. We purchased RFTI for $4.9 million in cash and $1.2 million of our common stock, or 82,000 shares.

On July 19, 2013, we purchased substantially all of the operating assets of Recycle Technologies, Inc. ("RTI"), which was based in Wood Dale, Illinois. RTI's business and operations were very similar to the business and operations of the former RFTI, which is described above. We purchased RTI for $2.9 million in cash at the time of closing, $0.4 million in the form of a note payable, and $1.0 million of our common stock, or 69,322 shares.

The acquisitions of RFTI and RTI provide us with a presence in the antifreeze recycling market. The financial results of our antifreeze business are included in the Environmental Services segment.

On November 1, 2013, we acquired certain assets and liabilities of the northern territory of RS Used Oil Services, Inc., a subsidiary of Universal Lubricants, LLC ("ULNT/RS"), in exchange for $11.0 million in cash. The purchase of these service routes allows us to add used oil collection volume in Indiana, Ohio, Wisconsin, and parts of Illinois. The operating results of this acquisition are included in our consolidated results of operations, as part of the Oil Business segment, from the date of the acquisition.

For further discussion on these acquisitions, see Note 3 in our consolidated financial Statements included elsewhere in this document.

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

Acquisitions

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of acquisition at their respective fair values. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred and restructuring costs to be expensed in periods subsequent to the acquisition date.

Identifiable Intangible Assets

The fair value of intangible assets may be based on significant judgments made by management. We sometimes engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. These intangible assets are amortized on a straight-line basis over their estimated economic lives.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. We test goodwill for impairment annually as well as in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In fiscal 2013, we tested goodwill for impairment. Our tests indicated that the fair values were in excess of carrying values and thus did not fail step one of the goodwill impairment test. Our determination of fair value requires certain assumptions and estimates regarding future profitability and cash flows of acquired businesses and market conditions. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

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

Inventory

Inventory consists primarily of used oil, processed oil, catalyst, new and used solvents, new and used antifreeze products, new and refurbished parts cleaning machines, drums, and other items. Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, net of any reserves for excess, obsolete, or unsalable inventory. We perform a physical inventory count on a periodic basis and use the results of these counts to determine inventory quantities. The quantities are used to help determine the value of our inventory. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

Share-Based Compensation

We recognize stock based compensation expense based on the estimated grant date fair value of the awards. We value restricted stock as of the closing stock price on the measurement date and amortize the expense on a straight-line basis over the requisite service period of the awards. See Note 15 “Share-Based Compensation” for more details.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. As no triggering events occurred during fiscal 2013 we have not tested for impairment.

RESULTS OF OPERATIONS

General

Fiscal Year Ended December 28, 2013 versus Fiscal Year Ended December 29, 2012

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the Fiscal Years Ended,
	December 28, 2013		December 29, 2012
Revenues
Product revenues	$132,409	46.8%	$119,470	47.3%
Service revenues	150,727	53.2%	133,021	52.7%
Total Revenues	$283,136	100.0%	$252,491	100.0%
Operating expenses -
Operating costs	$234,638	82.9%	$213,568	84.6%
Selling, general and administrative expenses	30,274	10.7%	26,194	10.4%
Depreciation and amortization	9,524	3.4%	8,141	3.2%
Other expense - net	210	0.1%	6	—%
Operating income	8,490	3.0%	4,582	1.8%
Interest expense – net	417	0.1%	585	0.2%
Income before income taxes	$8,073	2.9%	$3,997	1.6%
Provision for income taxes	3,428	1.2%	1,743	0.7%
Net income	4,645	1.6%	2,254	0.9%
Income attributable to noncontrolling interest	100	—%	—	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,545	1.6%	$2,254	0.9%

Revenues

In fiscal 2013, revenues increased $30.6 million, or 12.1%, to $283.1 million from $252.5 million in fiscal 2012. Revenues in the Environmental Services segment increased through increased volume and improved pricing from existing customers, as well as through acquisitions. In addition, Oil Business revenues increased as a result of the increase in volume of base oil and re-refinery by-products sold in fiscal 2013, compared to fiscal 2012, when we began initial sales of base oil and the re-refinery was in the start-up phase. During the second half of fiscal 2013, we began a project to expand the capacity of the re-refinery to an annual used oil input capacity of 75 million gallons per year. Although this project is expected to be completed sometime in mid-2014, we realized incremental capacity beyond the original nameplate capacity of 50 million gallons in the second half of fiscal 2013, which contributed to the increase in sales. Overall in fiscal 2013, the increase in base oil sales volume was offset by lower base oil prices compared to fiscal 2012. During fiscal 2013, the average spot market price for the Group II base oil product we produce declined approximately 18% compared to fiscal 2012.

Operating expenses

Operating costs

Operating costs increased $21.1 million, or 9.9%, from fiscal 2012 to fiscal 2013. In fiscal 2013 the increase in operating costs was primarily a result of increased production volumes in the Oil Business compared to fiscal 2012. In addition, operating costs increased in both segments as we continued to expand geographically, add customers, and add to our service offerings.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $4.1 million, or 15.6%, from fiscal 2012 to fiscal 2013. Overall, selling, general and administrative expenses as a percentage of revenues increased to 10.7% in fiscal 2013 from 10.4% in fiscal 2012. The increase in selling, general, and administrative expenses as a percentage of revenues is primarily due to higher costs for incentive compensation.

Interest expense

Interest expense for fiscal 2013 was $0.4 million, compared $0.6 million in fiscal 2012. The decrease in interest expense in fiscal 2013 was a result of lower average debt outstanding in fiscal 2013 when our only bank debt outstanding was our Term A loan, compared to fiscal 2012 when we incurred interest from drawing on the revolving portion of our credit facility. In each of fiscal 2013 and 2012, we capitalized $0.1 million in interest.

Provision for income taxes

Our effective tax rate for fiscal 2013 was 42.5% compared to 43.6% in fiscal 2012. The decrease in the effective tax rate was, in part, due to certain true ups that were recorded in fiscal 2012 that increased the 2012 effective tax rate.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	For the Fiscal Year Ended,		Increase

	December 28, 2013	December 29, 2012	$	%
Revenues:
Environmental Services	$157,282	$139,154	$18,128	13.0%
Oil Business	125,854	113,337	12,517	11.0%
Total	$283,136	$252,491	$30,645	12.1%

In fiscal 2013, Environmental Services revenues increased $18.1 million, or 13.0%, compared to fiscal 2012. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches. In addition we realized revenue growth from a combination of higher pricing and volume. We also experienced increased revenues from our acquisitions in this segment of $4.3 million in 2013.

At the end of fiscal 2013, the Environmental Services segment was operating in 74 branch locations compared with 71 at the end of fiscal 2012.  There were 70 branches that were in operation throughout fiscal 2013 and fiscal 2012. In fiscal 2013 same branch sales increased $13.6 million, or 9.9%, for the 70 branches that were in operation during both years. Excluding the three branches in this group that gave up customers to new branch openings, the remaining 67 branches experienced an increase of $13.3 million, or 10.3%, for fiscal 2013.

In fiscal 2013, Oil Business revenues increased $12.5 million, or 11.0%, as production increased at the used oil re-refinery in fiscal 2013 compared to fiscal 2012. During fiscal 2013, we sold approximately 30.6 million gallons of base oil. During fiscal 2012, we sold approximately 21.9 million gallons of base oil.

Segment Profit (Loss) before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	For the Fiscal Year Ended,		Increase (Decrease)

	December 28, 2013	December 29, 2012	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$41,886	$29,545	$12,341	41.8%
Oil Business	(1,689)	1,869	(3,558)	(190.4)%
Total	$40,197	$31,414	$8,783	28.0%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 12 in our consolidated financial statements included elsewhere in this document.

In fiscal 2013, Environmental Services profit before SG&A increased 41.8% on increased revenues of 13.0%. Revenues grew as a result of increased pricing and volume. During fiscal 2013, we also improved our leveraging of fixed costs, which resulted in increased margin. During fiscal 2012, we added various sales and service resources which have grown in productivity and contributed to segment sales growth and profitability during fiscal 2013. In addition, in fiscal 2013, our new Mirachem subsidiary contributed $1.7 million to our profit before corporate SG&A in this segment.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. Reuse solvent sales provided a benefit during fiscal 2013 of $0.3 million compared to a benefit of less than $0.1 million in fiscal 2012.

In fiscal 2013, Oil Business profit before corporate SG&A decreased $3.6 million to a loss before corporate SG&A of $1.7 million. The decrease in profitability in the Oil Business compared to fiscal 2012 was primarily the result of lower base oil selling prices throughout fiscal 2013 compared to fiscal 2012. In addition, in the fourth quarter of fiscal 2013 we received some contaminated used oil feedstock from a customer. The contaminated used oil entered the re-refinery, which ultimately resulted in reduced production rates, a loss of inventory, transportation inefficiencies, and non-recurring costs for clean-up, disposal, and other items. We estimate that pre-tax income was negatively impacted by approximately $2.4 million due to the contamination event. While we had operational controls in place to prevent such contaminated oil from entering our collection system, the controls failed due to human errors. After the incident occurred, we implemented changes to our system which have strengthened our controls. These changes should minimize the risk of this type of significant contamination recurring in the future.

Fiscal Year Ended December 29, 2012 versus Fiscal Year Ended December 31, 2011

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the Fiscal Years Ended,
	December 29, 2012		December 31, 2011
Revenues
Product revenues	$119,470	47.3%	$39,149	25.6%
Service revenues	133,021	52.7%	113,709	74.4%
Total Revenues	$252,491	100.0%	$152,858	100.0%
Operating expenses -
Operating costs	213,568	84.6%	124,000	81.1%
Selling, general and administrative expenses	26,194	10.4%	20,715	13.6%
Depreciation and amortization	8,141	3.2%	5,657	3.7%
Other expense (income) - net	6	—%	(10)	—%
Operating income	4,582	1.8%	2,496	1.6%
Interest expense – net	585	0.2%	37	—%
Income before income taxes	$3,997	1.6%	$2,459	1.6%
Provision for income taxes	1,743	0.7%	985	0.6%
Net income	$2,254	0.9%	$1,474	1.0%

Revenues

For fiscal 2012, revenues increased $99.6 million, or 65.2%, to $252.5 million from $152.9 million for fiscal 2011. The increase was the result of sales of base oil and re-refinery by-products at our used oil re-refinery in fiscal 2012, compared to fiscal 2011, when the re-refinery was under construction or producing intermediate products and by-products only. In addition, revenues grew for both segments in fiscal 2012 compared to fiscal 2011 as we continued to add customers.

Operating expenses

Operating costs

The increase in operating costs as a percentage of sales in fiscal 2012 was in part related to the production of base oil and by-products at the used oil re-refinery. Although the used oil re-refinery was not running at 100% capacity throughout fiscal 2012, it was running throughout the year compared to fiscal 2011, when it was only operating in the second half of the year and the hydrotreater portion of the facility had not yet been placed into service. In addition, we continued to ramp up our Oil Business throughout fiscal 2012, which increased operating costs.

The increase in the price of diesel fuel impacted the cost of operating our service and collection fleet in both segments and caused our transportation costs of our overall branch and hub network to increase due to higher freight rates and due to higher fuel surcharges from our vendors.

Selling, general, and administrative expenses

Overall, selling, general and administrative expenses as a percentage of revenues declined to 10.4% in fiscal 2012 from 13.6% in fiscal 2011. Selling, general, and administrative expenses declined as a percentage of sales primarily as a result of our ability to utilize efficiencies and hold certain costs stable while we grew revenue 65.2% during the fiscal year. In particular, the Oil Business segment was able to leverage our selling, general and administrative costs with high volume product sales that do not require the same level of administrative costs. During the fourth quarter of fiscal 2012 we incurred an additional $1.1 million of costs associated with the evaluation of an unrealized potential acquisition.

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

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	For the Fiscal Years Ended,		Increase
			$	%
	December 29, 2012	December 31, 2011
Revenues:
Environmental Services	$139,154	$119,512	$19,642	16.4%
Oil Business	113,337	33,346	79,991	239.9%
Total	$252,491	$152,858	$99,633	65.2%

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

For fiscal 2012, Oil Business sales increased $80.0 million compared to fiscal 2011 due to the sales of re-refined base oil, intermediate products, and re-refinery by-products. During fiscal 2012, we produced and sold intermediate and base oil products. During fiscal 2012, we sold approximately 21.9 million gallons of base oil.

Segment Profit (Loss) before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) before SG&A by operating segment (dollars in thousands)

	For the Fiscal Years Ended,		Increase
			$	%
	December 29, 2012	December 31, 2011
Profit (loss) before corporate SG&A*
Environmental Services	$29,545	$24,543	$5,002	20.4%
Oil Business	1,869	(708)	2,577	N/A
Total	$31,414	$23,835	$7,579	31.8%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general and administrative activity. For further discussion see Note 12 in our consolidated financial statements included elsewhere in this document.

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

Oil Business profit before corporate SG&A increased $2.6 million in fiscal 2012, from a loss before corporate SG&A of $0.7 million in fiscal 2011, to a profit before corporate SG&A of $1.9 million in fiscal 2012. This was the result of increased margins from selling base oil, intermediate products, and by-products from the used oil re-refinery compared to the fiscal 2011 when over one fourth of the revenue in the Oil Business came from lower value used oil. During the second half of fiscal 2012, revenue and profit before SG&A were negatively impacted by a decline in the average market price of Group II base oil. In addition, we continued to experience higher costs in areas such as transportation, used oil collection costs, and maintenance at the re-refinery.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 28, 2013 and December 29, 2012, cash and cash equivalents were $22.6 million and $47.8 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

On February 5, 2013 we entered into an Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement provided for initial borrowings of up to $40.0 million, with an accordion feature that provides for borrowings of up to an additional $60.0 million for up to a total of $100.0 million available under the Credit Agreement, subject to the satisfaction of certain terms and conditions. Under the terms of the Credit Agreement, $20.0 million was initially available as a Term A loan having a maturity date of February 5, 2018, and up to $20.0 million is available as a revolving loan. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio. Based on our total leverage ratio at December 28, 2013, $20.0 million is available for borrowing under the revolving portion of the loan. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at our election subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the British Bankers Association LIBOR rate plus 1%, or (c) the Lender's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to the (i) British Bankers Association LIBOR Rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets.

The Credit Agreement requires us to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends. It also contains a number of financial covenants that are based on our EBITDA for the trailing fiscal year, including a maximum total leverage ratio of 3.25 through fiscal 2013, a maximum total leverage ratio of 3.0 through fiscal 2014, and a minimum interest coverage ratio of 3.5. In addition, it limits capital expenditures each fiscal year to 1.5 times depreciation and amortization expense, with certain exceptions for expanding our used oil re-refining capacity.

As of December 28, 2013, our secured bank credit facility allowed for up to $39.0 million in borrowings, of which $19.3 million was available as a term loan having a maturity date of February 5, 2018. The remaining portion of the credit facility was a revolving loan under which up to an additional $19.7 million was available. As of December 28, 2013 and December 29, 2012 we had $19.3 million and $19.5 million of borrowings outstanding under our term loan, respectively, and no amounts outstanding under the revolver. During fiscal 2013, we recorded interest of $0.5 million on the term loan. In each of fiscal 2013 and 2012, $0.1 million in interest was capitalized.

As of December 28, 2013 and December 29, 2012, we were in compliance with all covenants of our credit facility then in effect. As of December 28, 2013, and December 29, 2012, we had $0.3 million of standby letters of credit issued, and $19.7 million was available for borrowing under the then effective bank credit facility.

    At December 28, 2013 and December 29, 2012, we had notes payable related to acquisitions of approximately $1.7 million and $1.4 million of which $1.2 million and $0.6 million were recorded as current maturities of long-term debt, respectively.

We believe that our existing cash, cash equivalents, available borrowings, and other sources of financings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  We cannot assure you that this will be the case or that our assumptions regarding revenues and expenses underlying this belief will be accurate.  If, in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current condition of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.  If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
	(Dollars in thousands)
	December 28, 2013	December 29, 2012	December 31, 2011
Net cash provided by (used in):
Operating activities	$15,383	$2,645	$4,903
Investing activities	(39,569)	(23,056)	(45,615)
Financing activities	(948)	65,991	21,141
Net (decrease) increase in cash and cash equivalents	$(25,134)	$45,580	$(19,571)

The most significant items affecting the comparison of our operating activities for fiscal 2013 and fiscal 2012 are summarized below:

Net Cash Provided by Operating Activities —

•
Inventory — The change in inventory positively affected cash flows from operations by $7.6 million in fiscal 2013 compared to fiscal 2012.  In fiscal 2012 we had built up inventory in order to feed the re-refinery, which resulted in a greater increase in inventory and negative impact to cash flows from operation. In fiscal 2013, inventory values stabilized and contributed positively to cash flows from operations.

•
Accrued Expenses — The increase in accrued expenses positively affected cash flows from operations by $2.8 million in fiscal 2013 compared to fiscal 2012. During fiscal 2013, we increased our headcount through acquisitions, which increased our accrued liabilities as of the end of the year, compared to fiscal 2012, when accrued liabilities decreased.

•	Earnings improvement — Our increase in net income for fiscal 2013 positively impacted our net cash provided by operating activities by $2.4 million compared to fiscal 2012.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $18.4 million and $23.1 million for capital expenditures and software and intangible assets during fiscal 2013 and fiscal 2012, respectively.  During fiscal 2013, we spent approximately $8.3 million toward the expansion of the used oil re-refinery. In addition, in fiscal 2013, we spent approximately $1.8 million on capital improvements at the used oil re-refinery. During fiscal 2012, we spent approximately $12.2 million on the construction of the used oil re-refinery. An additional $1.9 million spent in fiscal 2012 was for capital improvements at the used oil re-refinery. Additionally, in fiscal 2013, approximately $5.2 million of the capital expenditures were for purchases of parts cleaning machines compared to $5.1 million in fiscal 2012.  The remaining $3.1 million in fiscal 2013 was for other items including capital expenditures, office equipment, leasehold improvements, software, and intangible assets compared to $3.9 million in fiscal 2012.

•	Acquisitions - In fiscal 2013, we used $21.2 million for the purchases of certain assets of Mirachem, RFTI, RTI, and ULNT/RS. We did not make any acquisitions during fiscal 2012.

Net Cash Used in Financing Activities —

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

Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets — We used $23.1 million and $43.4 million for capital expenditures and software and intangible assets during fiscal 2012 and fiscal 2011, respectively. During fiscal 2012, we spent approximately $12.2 million for the completion of the used oil re-refinery. An additional $1.9 million spent in fiscal 2012 was for capital improvements at the used oil re-refinery. During fiscal 2011, we spent approximately

$36.9 million on the construction of the used oil re-refinery. Additionally, in fiscal 2012, approximately $5.1 million of the capital expenditures were for purchases of parts cleaning machines compared to $4.6 million in fiscal 2011. The remaining $3.9 million in fiscal 2012 was for other items including capital expenditures, office equipment, leasehold improvements, software, and intangible assets compared to $1.9 million in fiscal 2011.

•	In fiscal 2011, we acquired the assets of the Warrior Group, net of cash for approximately $0.9 million and certain assets of Crystal Flash for $1.3 million.

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

The following table summarizes our existing obligations as of December 28, 2013.

Payments Due by Fiscal Year
(Dollars in thousands)

Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations (1)	$75,402	$16,141	$14,345	$12,190	$10,989	$9,703	$12,034
Future maturities of long term debt (2)	21,029	2,906	2,123	2,000	1,500	12,500	—
Purchase obligations (3)	16,715	16,715	—	—	—	—	—
Total	$113,146	$35,762	$16,468	$14,190	$12,489	$22,203	$12,034

(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2026.

(2)	Excluding unamortized discount.

(3)
Our purchase obligations are open purchase orders as of December 28, 2013, and are primarily for bulk used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancelable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2013, we had no off-balance sheet arrangements, other than operating leases reported above under "Contractual obligations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during fiscal 2013 were $19.5 million, and the annual effective interest rate for fiscal 2013 was 2.5%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $0.2 million change to our interest expense in fiscal 2013.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.

We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 28, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 28, 2013, and our report dated March 3, 2014, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 3, 2014

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 28, 2013	December 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$22,632	$47,766
Accounts receivable - net	31,172	23,338
Inventory - net	27,307	27,231
Deferred income taxes	1,004	759
Income tax receivables - current	28	648
Other current assets	3,633	2,821
Total Current Assets	85,776	102,563
Property, plant and equipment - net	85,116	72,246
Equipment at customers - net	19,358	17,946
Software and intangible assets - net	16,054	4,555
Goodwill	9,654	1,801
Total Assets	$215,958	$199,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,291	$16,509
Accrued salaries, wages, and benefits	4,145	2,544
Taxes payable	1,292	1,066
Current maturities of long-term debt and term loan	2,906	1,803
Other accrued expenses	2,730	2,512
Total Current Liabilities	29,364	24,434
Term loan, less current maturities	17,500	18,250
Long-term debt, less current maturities	552	828
Contingent consideration, less current portion	—	451
Deferred income taxes	9,238	5,757
Total Liabilities	$56,654	$49,720

STOCKHOLDERS' EQUITY:
Common stock - 22,000,000 shares authorized at $0.01 par value, 18,360,282 and 18,068,852 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	$184	$181
Additional paid-in capital	146,043	141,612
Retained earnings	12,143	7,598
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	158,370	149,391
Noncontrolling Interest	934	—
Total Equity	159,304	149,391
Total Liabilities and Stockholders' Equity	$215,958	$199,111

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	December 28, 2013	December 29, 2012	December 31, 2011

Revenues
Product revenues	$132,409	$119,470	$39,149
Service revenues	150,727	133,021	113,709
Total revenues	$283,136	$252,491	$152,858

Operating expenses
Operating costs	$234,638	$213,568	$124,000
Selling, general, and administrative expenses	30,274	26,194	20,715
Depreciation and amortization	9,524	8,141	5,657
Other expense (income) - net	210	6	(10)
Operating income	8,490	4,582	2,496
Interest expense – net	417	585	37
Income before income taxes	$8,073	$3,997	$2,459
Provision for income taxes	3,428	1,743	985
Net income	4,645	2,254	1,474
Income attributable to noncontrolling interest	100	—	—
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,545	$2,254	$1,474

Net income per share: basic	$0.25	$0.13	$0.10
Net income per share: diluted	$0.24	$0.13	$0.10

Number of weighted average shares outstanding: basic	18,224	16,921	14,313
Number of weighted average shares outstanding: diluted	18,552	17,363	14,710

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance, January 1, 2011	14,220,321	$142	$69,532	$3,870	$73,544	$—	$73,544
Net income	—	—	—	1,474	1,474	—	1,474
Issuance of common stock – acquisitions	64,516	1	799	—	800	—	800
Issuance of common stock – ESPP	18,685	—	274	—	274	—	274
Exercise of stock options	118,317	1	1,400	—	1,401	—	1,401
Share-based compensation	26,492	—	1,060	—	1,060	—	1,060
Balance, December 31, 2011	14,448,331	$144	$73,065	$5,344	$78,553	$—	$78,553
Net income	—	—	—	2,254	2,254	—	2,254
Issuance of common stock – net of issuance costs	3,400,000	34	65,448	—	65,482	—	65,482
Issuance of common stock – ESPP	25,561	—	449	—	449	—	449
Exercise of stock options	142,289	2	1,585	—	1,587	—	1,587
Share-based compensation	52,671	1	1,065	—	1,066	—	1,066
Balance, December 29, 2012	18,068,852	$181	$141,612	$7,598	$149,391	$—	$149,391
Mirachem Acquisition						834	834
Net income	—	—	—	4,545	4,545	100	4,645
Issuance of common stock – acquisitions	151,322	2	2,229		2,231	—	2,231
Issuance of common stock – ESPP	29,350	—	438	—	438	—	438
Exercise of stock options	49,434	—	398	—	398	—	398
Share-based compensation	61,324	1	1,366	—	1,367	—	1,367
Balance, December 28, 2013	18,360,282	$184	$146,043	$12,143	$158,370	$934	$159,304

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Fiscal Years Ended,
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from Operating Activities:
Net income	$4,645	$2,254	$1,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,524	8,141	5,657
Bad debt provision	444	1,122	493
Share-based compensation	1,367	1,066	1,060
Other, net	59	124	86
Deferred taxes	3,236	1,278	2,775
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,794)	(7,413)	(3,984)
Decrease (increase) in income tax receivables	620	646	(1,267)
Decrease (increase) in inventory	1,670	(5,970)	(9,327)
(Increase) decrease in prepaid and other current assets	(710)	(866)	199
Increase in accounts payable	189	2,894	5,999
Increase (decrease) in accrued expenses	2,133	(631)	1,738
Cash provided by operating activities	$15,383	$2,645	$4,903

Cash flows from Investing Activities:
Capital expenditures	$(17,804)	$(22,351)	$(42,849)
Software and intangible asset expenditures	(600)	(835)	(514)
Proceeds from the sale of property, plant, and equipment	—	130	—
Business acquisitions, net of cash acquired	(21,165)	—	(2,252)
Cash used in investing activities	$(39,569)	$(23,056)	$(45,615)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	$438	$65,932	$274
Proceeds from the exercise of stock options	398	1,587	1,401
Repayments of contingent consideration	(551)	(475)	—
Repayments of Term Loan	(1,000)	(500)	—
Proceeds from Term Loan	750	—	20,000
Borrowings under revolving credit facility	—	28,180	—
Repayments of revolving credit facility	—	(28,180)	—
Repayments of notes payable	(983)	(553)	(534)
Cash (used in) provided by financing activities	(948)	65,991	21,141
Net (decrease) increase in cash and cash equivalents	(25,134)	45,580	(19,571)
Cash and cash equivalents, beginning of period	47,766	2,186	21,757
Cash and cash equivalents, end of period	$22,632	$47,766	$2,186

Supplemental disclosure of cash flow information:
Income taxes paid	$285	$284	$310
Cash paid for interest, net of capitalized interest of $143, $104, and $223, respectively	366	549	—
Supplemental disclosure of non-cash information:
Payables for construction in progress	1,333	451	8,602
Business acquisitions, liabilities assumed	230	—	15
Business acquisitions, notes issued	1,265	—	2,384
Business acquisitions, common stock issued	$2,231	$—	$800
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2013

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle service sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, and waste antifreeze collection and recycling. The Company also owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery by-products.  The Company's locations are in the United States. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on December 28, 2013.  Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze to customers, and service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, by-products, and used oil, and service revenues include revenues from collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Revenue Recognition

The Company derives its revenues primarily from the services it performs and from the sale of processed oil from its used oil re-refinery. Parts cleaning and other service revenues are recognized as the service is performed. Product revenues are recognized at the time risk of loss passes to the customer. The risk of loss passes to customers at various times depending on the particular terms of the sales agreement in force with each individual customer. Common thresholds for when risk of loss passes to the customer are at the time that product is loaded onto the shipping vessel or at the time that product is offloaded at the customer’s receiving location. Revenues are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Sales Tax

Amounts billed for sales tax, value added tax, or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue.

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvents and other chemicals, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed offsite at a customer location to be used in parts cleaning services. When sold to a customer, machines are removed from inventory, and the costs are recognized under operating costs. The used solvent that the Company retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil, transportation out to customers, and costs to operate the used oil re-refinery, including personnel costs and utilities.

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

Concentration Risk

The Company maintains its cash in bank deposit accounts at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC"). Cash balances may exceed FDIC limits. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

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

Inventory

Inventory consists primarily of used oil, processed oil, catalyst, new and used solvents, new and refurbished parts cleaning machines, new and used antifreeze products, drums, and other items. Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company performs a physical inventory count on a periodic basis and uses the results of these counts to determine inventory quantities. These quantities are used to help determine the value of the inventory.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized, while expenditures for repair and maintenance charges are expensed as incurred. Property, plant, & equipment acquired in business combinations is stated at fair value as of the date of the acquisition.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank debt outstanding. In fiscal 2013, 2012, and 2011, the Company capitalized interest of $0.1 million, $0.1 million, and $0.2 million, respectively, for capital projects.

Equipment at Customers

The Company records purchases of new parts cleaning machines as Inventory. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed offsite at a customer location to be used in parts cleaning services. When sold to a customer, machines are removed from inventory, and the appropriate revenue and cost is recognized in the Income Statement. When the Company retains title to a machine that is placed off-site at a customer location to be used in parts cleaning services, the Company capitalizes the machine as a productive non-current asset under the Balance Sheet caption “Equipment at Customers” at the time the machine is placed at the customer’s site. Machines capitalized as Equipment at Customers are depreciated over their estimated useful lives of 10 or 15 years, depending on the model. Depreciation of in-service equipment commences when equipment is placed in service at a customer location. Expenditures for machines that are sold to a customer are treated as a cash outflow from operating activities on the Statement of Cash Flows. Expenditures for machines that are placed at a customer’s site to be used in parts cleaning services are treated as a cash outflow from investing activities.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and restructuring costs to be expensed in periods subsequent to the acquisition date. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.

Software Costs

The Company expenses costs incurred in the research stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software costs occurs only after the research stage is complete and after the development stage begins. The capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, ranging from 5 to 10 years.

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

Income Taxes

The Company accounts for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. The Company estimates and reserves for any material uncertain tax position that is unlikely to withstand an audit by the taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and makes changes to recorded amounts of any uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 14.

Shipping Costs

For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in operating costs.

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2013 were $0.3 million. For fiscal 2012 and 2011, research and development costs were less than $0.1 million.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.6 million, $0.5 million, and $0.5 million for fiscal 2013, 2012, and 2011, respectively.

Share-Based Compensation

The Company recognizes stock based compensation expense based on estimated grant date fair value of the awards. The Company values restricted stock as of the closing stock price on the measurement date and then amortizes the expense on a straight-line basis over the requisite service period.

When a future restricted grant is approved, the Company evaluates the probability that the award will be granted, based on certain performance conditions. If the performance criteria are deemed probable, the Company accrues compensation expense related to these awards prior to the grant date. The Company accrues compensation expense based on the fair value of the performance awards at each reporting period when the performance criteria are deemed probable. Once the performance awards have been granted, the Company values the awards at fair value on the date of grant and amortizes the expense through the end of the vesting period. See Note 15 “Share-Based Compensation” for more details.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of December 28, 2013 and December 29, 2012, the carrying values of cash and cash equivalents, trade receivables, trade payables, notes payable, and contingent consideration, are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2013, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $75,000 per covered person, as well as an aggregate, cumulative claims cap, for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 28, 2013 and December 29, 2012, the Company's liability for its self-insured benefits was $0.8 million and $0.7 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, an additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2013, 2012, and 2011 were $6.2 million, $6.0 million, and $4.0 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, growth expectations, expected changes in working capital, etc., regarding future profitability and cash flows of acquired businesses and market conditions. In the fourth quarter of fiscal 2013, the Company tested goodwill for impairment on a quantitative basis and determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets and no impairment existed as of December 28, 2013. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

The change in the carrying amount of goodwill by segment from December 31, 2011 to December 28, 2013 is as follows (in thousands):

	Oil Business	Environmental Services	Total

Balance at December 31, 2011	$1,801	$—	$1,801
Fiscal Year 2012 Activity	—	—	—
Balance at December 29, 2012	$1,801	$—	$1,801
Mirachem Acquisition	—	809	809
RFTI Acquisition	—	3,027	3,027
RTI Acquisition	—	1,917	1,917
ULNT/RS Acquisition	2,100	—	2,100
Balance at December 28, 2013	$3,901	$5,753	$9,654
Reclassification
Certain amounts from fiscal 2012 have been reclassified to conform to the 2013 presentation.

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

On June 26, 2013, the Company purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. ("RFTI"), which was based in Battle Creek, Michigan. RFTI's business consisted of collecting waste antifreeze and recycling the waste antifreeze, producing a line of high quality antifreeze products which were sold for use in vehicle engine applications. The Company purchased RFTI for $4.9 million in cash and $1.2 million of the Company's common stock, or 82,000 shares.

On July 19, 2013, the Company purchased substantially all of the operating assets of Recycle Technologies, Inc. ("RTI"), which was based in Wood Dale, Illinois. RTI's business and operations were very similar to the business and operations of the former RFTI, which is described above. The Company purchased RTI for $2.9 million in cash at the time of closing, $0.4 million in the form of a note payable, and $1.0 million of the Company's common stock or 69,322 shares.

The acquisitions of RFTI and RTI provide the Company with a presence in the antifreeze recycling market.

On November 1, 2013, the Company acquired certain assets and liabilities of the northern territory of RS Used Oil Services, Inc., a subsidiary of Universal Lubricants, LLC ("ULNT/RS"), in exchange for $11.0 million in cash. The Company purchased these service routes in order to add used oil collection volume in Indiana, Ohio, Wisconsin, and parts of Illinois. The operating results of this acquisition are included in the Company's consolidated results of operations, as part of the Oil Business segment, from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition (in thousands):

	Mirachem	RFTI (a)	RTI (a)	ULNT/RS (a)

Accounts Receivable	$—	$348	$136	$—
Other current assets	—	—	—	101
Inventory	476	211	106	955
Property, Plant, & Equipment	218	1,283	793	1,540
Intangible Assets	2,710	1,590	1,340	6,274
Goodwill	809	3,027	1,917	2,100
Accounts Payable	(139)	(91)	—	—
Non-controlling interest	(834)	—	—	—
Total purchase price, net of cash acquired	$3,240	$6,368	$4,292	$10,970
Less: common stock issued	—	(1,230)	(1,000)	—
Less: note issued	(835)	—	(430)	—
Working capital adjustment	—	(218)	8	—
Net cash paid	$2,405	$4,920	$2,870	$10,970
_______________
(a) The Company is continuing to evaluate the purchase price allocations. Preliminary purchase price allocations are tentative and subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented above.

Subsequent to the closing date, the Company has consolidated each acquisition into its financial statements in fiscal 2013 and has included revenue of $5.2 million and pre-tax income of $0.4 million in its fiscal 2013 financial results. In fiscal 2013 the Company incurred $0.3 million in acquisition costs.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the acquisitions that occurred in fiscal 2013 had occurred January 1, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. Nor is it intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period. Additionally, certain one-time transaction expenses that are a direct result of the acquisitions have been excluded from years ended December 28, 2013 and December 29, 2012.

	Fiscal Year Ended,
	December 28, 2013	December 29, 2012
Total Revenues	$300,360	$278,179
Net Income	4,397	2,061
Earnings per share
Basic	$0.25	$0.13
Diluted	$0.24	$0.12

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Trade	$29,663	$24,026
Less: allowance for doubtful accounts	1,121	1,244
Trade - net	28,542	22,782
Related parties	2,045	410
Other	585	146
Total accounts receivable - net	$31,172	$23,338

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended December 28, 2013 and the fiscal year ended December 29, 2012 (in thousands):

	Fiscal Year Ended,
	December 28, 2013	December 29, 2012
Balance at beginning of period	$1,244	$698
Provision for bad debts	444	1,122
Accounts written off, net of recoveries	(567)	(576)
Balance at end of period	$1,121	$1,244

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Oil	$12,733	$11,549
Solvents	7,990	10,076
Machines	2,934	2,470
Drums	2,008	1,859
Other	1,859	1,518
Total inventory	27,524	27,472
Less: Machine refurbishing reserve	217	241
Total inventory - net	$27,307	$27,231

Inventory consists primarily of used oil, processed oil, catalyst, new and used solvents, new and refurbished parts cleaning machines, drums, and other items. Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

The following table provides the changes in the Company's machine refurbishing reserve related to inventory for fiscal years 2013 and 2012 (in thousands):

	Fiscal Year Ended,
	December 28, 2013	December 29, 2012

Balance at beginning of period	$241	$159
Net change in reserve	(24)	82
Balance at end of period	$217	$241

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Buildings and storage tanks (a)	$53,106	$45,813
Machinery, vehicles, and equipment (a)	33,738	30,040
Leasehold improvements (a)	2,875	3,180
Land (a)	835	414
Construction in progress	11,047	4,658
Total property, plant, and equipment	101,601	84,105
Less: accumulated depreciation	(16,485)	(11,859)
Property, plant, and equipment - net	$85,116	$72,246

	December 28, 2013	December 29, 2012
Equipment at customers	$47,078	$41,884
Less: accumulated depreciation	(27,720)	(23,938)
Equipment at customers - net	$19,358	$17,946
_______________
(a) Fiscal 2013 numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	December 28, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships(a)	$10,489	$826	$9,663	$1,729	$274	$1,455
Non-compete agreements(a)	2,794	713	2,081	777	510	267
Software	4,799	2,815	1,984	4,296	2,635	1,661
Patents, formulae, and licenses(a)	1,825	370	1,455	1,059	262	797
Other	1,008	137	871	539	164	375
Total software and intangible assets	$20,915	$4,861	$16,054	$8,400	$3,845	$4,555
_______________
(a) Fiscal 2013 numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $1.1 million, $0.7 million, and $0.6 million for fiscal 2013, 2012, and 2011, respectively. The weighted average useful lives of software; customer and supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 12 years, 15 years, 5 years, and 8 years, respectively.

The expected amortization expense for fiscal years 2014, 2015, 2016, 2017, and 2018 is $1.9 million, $1.8 million, $1.6 million, $1.5 million, and $1.4 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Accounts payable	$17,908	$16,202
Accounts payable - related parties	383	307
Total accounts payable	$18,291	$16,509

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

The Credit Agreement requires the Company to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends. It also contains a number of financial covenants that are based on EBITDA for the trailing fiscal year, including a maximum total leverage ratio of 3.25 through fiscal 2013, a maximum total leverage ratio of 3.0 through fiscal 2014, and a minimum interest coverage ratio of 3.5. In addition, it limits capital expenditures each fiscal year to 1.5 times depreciation and amortization expense, with the certain exceptions for expanding the Company's used oil re-refining capacity

The Company's secured bank credit facility as of December 28, 2013 allowed for up to $39.0 million in borrowings. As of December 28, 2013 and December 29, 2012, the Company's total borrowings were $19.3 million and $19.5 million, respectively, under the term loan having a maturity date of February 5, 2018. The remaining portion of the credit facility was a revolving loan which was to expire on February 5, 2018 under which up to an additional $19.7 million was available. There were no amounts outstanding under the revolver at December 28, 2013 and December 29, 2012.

As of December 28, 2013 and December 29, 2012, the Company was in compliance with all covenants under the credit facility then in effect. As of December 28, 2013, and December 29, 2012, the Company had $0.3 million and $0.3 million of standby letters of credit issued, respectively, and $19.7 million and $19.7 million was available for borrowing under the then effective bank credit facility, respectively.

During 2013, the Company recorded interest of $0.5 million on the term loan, of which $0.1 million was capitalized for various capital projects.

The Company's weighted average interest rate as of December 28, 2013, December 29, 2012, and December 31, 2011 was 2.45%, 2.75%, and 2.49%, respectively. The Company's effective interest rate as of December 28, 2013, December 29, 2012, and December 31, 2011 was 2.54% and 2.88%, and 2.34% respectively.

Notes Payable

At December 28, 2013 and December 29, 2012, the Company has outstanding notes payable related to various acquisitions of approximately $1.7 million and $1.4 million, of which $1.2 million and $0.6 million, respectively, were recorded as current maturities.

Future Maturities

The aggregate contractual annual maturities for debt as of December 28, 2013 are as follows (in thousands):

Fiscal Year:	Notes Payable	Term Loan	Total

2014	$1,156	$1,750	$2,906
2015	623	1,500	2,123
2016	—	2,000	2,000
2017	—	1,500	1,500
2018	—	12,500	12,500
Thereafter	—	—	—
Total debt	$1,779	$19,250	$21,029
Less: Unamortized discount	(71)	—	(71)
Net debt	$1,708	$19,250	$20,958

(10)    EMPLOYEE BENEFIT PLAN

The Company offers a defined contribution benefit plan for its employees. All regular employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution was $1.0 million, $1.0 million, and $0.8 million in fiscal 2013, 2012, and 2011, respectively. In fiscal 2011 the Company eliminated the profit-sharing component of the plan. No profit-sharing contributions pursuant to this plan were declared or paid in fiscal 2011.

(11)    RELATED PARTY AND AFFILIATE TRANSACTIONS

During fiscal 2013, 2012, and 2011, the Company had transactions with affiliates and other related parties. The following table sets forth related-party transactions (in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$10,421	$3,474	$7,662	$4,876	$2,105	$2,259
Other related parties / affiliates	4,875	4,633	5,829	3,926	33	2,558
Total	$15,296	$8,107	$13,491	$8,802	$2,138	$4,817

Revenues from related parties and affiliates are for sales of products and services performed by the Company. The increase in related party revenues from fiscal 2011 to fiscal 2013 was a result of increased capacity at the Company's used oil re-refinery, which led to increased revenues from the sale of re-refined base oil and by-products to affiliated oil companies.

As of December 28, 2013, the Heritage Group beneficially owned 26.0% of the Company's common stock, the Fehsenfeld Family Trusts, which are related to the Heritage Group owned 7.8% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 5.5% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

In fiscal 2011, the Company acquired certain assets of Crystal Flash in exchange for $1.7 million in cash at the time of closing and $2.1 million in future payments which will be tied to the continued performance of the acquired business and were initially recorded at their net present value, which was $1.6 million. As of December 28, 2013, the net present value of the future payments was $0.6 million. Crystal Flash was considered a related party prior to the acquisition. In fiscal 2013, the Company made payments of $0.6 million related to the contingent consideration from the acquisition.

Payments to related parties and affiliates include solvent purchases, insurance premiums, disposal services, transportation, and various administration services.

The Company participates in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments are made to the shareholder. Expenses paid in fiscal 2013, 2012, and 2011 were approximately $0.9 million, $0.8 million, and $0.4 million, respectively.

(12)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck services, and used antifreeze recycling activities. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities. No single customer accounted for more than 10% of consolidated revenues in fiscal 2013 and fiscal 2012. Revenues from one customer in the Oil Business segment represented approximately 15.4% of the Company's consolidated revenues for fiscal 2011. No customer represented greater than 10% of consolidated revenues in the Environmental Services segment for fiscal 2013, 2012, or 2011. There were no intersegment revenues.

Operating segment results for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 were as follows (in thousands):

For the Fiscal Years Ended,

December 28, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$14,449	$117,960	$—	$132,409
Service revenues	142,833	7,894		150,727
Total revenues	$157,282	$125,854	$—	$283,136
Operating expenses
Operating costs	110,459	124,179	—	234,638
Operating depreciation and amortization	4,937	3,364	—	8,301
Profit (loss) before corporate selling, general, and administrative expenses	$41,886	$(1,689)	$—	$40,197
Selling, general, and administrative expenses			30,274	30,274
Depreciation and amortization from SG&A			1,223	1,223
Total selling, general, and administrative expenses			$31,497	$31,497
Other expense - net			210	210
Operating income				8,490
Interest expense - net			417	417
Income before income taxes				$8,073

December 29, 2012
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$11,025	$108,445	$—	$119,470
Service revenues	128,129	4,892		133,021
Total revenues	$139,154	$113,337	$—	$252,491
Operating expenses
Operating costs	104,994	108,574	—	213,568
Operating depreciation and amortization	4,615	2,894	—	7,509
Profit before corporate selling, general, and administrative expenses	$29,545	$1,869	$—	$31,414
Selling, general, and administrative expenses			26,194	26,194
Depreciation and amortization from SG&A			632	632
Total selling, general, and administrative expenses			$26,826	$26,826
Other expense - net			6	6
Operating income				4,582
Interest expense - net			585	585
Income before income taxes				$3,997

December 31, 2011
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$9,064	$30,085	$—	$39,149
Service revenues	110,448	3,261		113,709
Total revenues	$119,512	$33,346	$—	$152,858
Operating expenses
Operating costs	90,751	33,249	—	124,000
Operating depreciation and amortization	4,218	805	—	5,023
Profit (loss) before corporate selling, general, and administrative expenses	$24,543	$(708)	$—	$23,835
Selling, general, and administrative expenses			20,715	20,715
Depreciation and amortization from SG&A			634	634
Total selling, general, and administrative expenses			$21,349	$21,349
Other income - net			(10)	(10)
Operating income				2,496
Interest expense - net			37	37
Income before income taxes				$2,459

Total assets by segment as of December 28, 2013 and December 29, 2012 were as follows (in thousands):

	December 28, 2013	December 29, 2012
Total Assets:
Environmental Services	$80,451	$57,092
Oil Business	110,040	87,222
Unallocated Corporate Assets	25,467	54,797
Total	$215,958	$199,111

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, goodwill, accounts receivable, and inventories allocated to each segment. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, as well as cash and net deferred tax assets.

Total capital expenditures by segment for fiscal 2013, 2012, and 2011 were as follows (in thousands):

	For the Fiscal Year Ended,
	December 28, 2013	December 29, 2012	December 31, 2011
Total Capital Expenditures:
Environmental Services	$18,882	$5,924	$5,898
Oil Business	20,549	15,225	37,903
Unallocated Corporate Assets	138	1,907	1,814
Total	$39,569	$23,056	$45,615

(13)    COMMITMENTS AND CONTINGENCIES

The Company may enter into purchase obligations with certain vendors. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. These purchase obligations are generally cancelable with or without notice without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company had purchase obligations in the form of open purchase orders of $16.7 million as of December 28, 2013, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of December 28, 2013 and December 29, 2012, the Company had accrued $0.4 million and $0.2 million related to loss contingencies, respectively.

The Company leases office space, equipment and vehicles under noncancelable operating leases that expire at various dates through 2026. Many of the building leases obligate the Company to pay real estate taxes, insurance, and certain maintenance costs and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $20.4 million, $17.4 million, and $12.2 million for fiscal years 2013, 2012, and 2011, respectively.

Future minimum lease payments under noncancelable operating leases as of December 28, 2013 are as follows (in thousands):

Fiscal year:
2014	$16,141
2015	14,345
2016	12,190
2017	10,989
2018	9,703
Thereafter	12,034
Total	$75,402

(14)    INCOME TAXES

In fiscal 2011, the Company deducted for federal income tax purposes bonus depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011. The Company recorded a noncurrent deferred tax liability to reflect the book-tax difference for the resulting inability to deduct the federal income tax depreciation on 2011 capital expenditures in future years. In addition, as a result of the temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. The balance remaining on the NOL as of December 28, 2013 was $33.6 million. As of December 28, 2013, the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $12.1 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At December 28, 2013, deferred tax assets do not include $0.8 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for fiscal 2013 was 42.5% compared to 43.6% in fiscal 2012. The decrease in the effective tax rate was, in part, due to certain true ups that were recorded in fiscal 2012 that increased the 2012 effective tax rate.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2013, 2012, and 2011 (in thousands):

	For the Fiscal Years Ended,
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$21	$127	$(1,643)
State	171	338	(147)
Total current	$192	$465	$(1,790)

Deferred:
Federal	$2,679	$1,443	$2,604
State	557	(165)	171
Total deferred	$3,236	$1,278	$2,775

Income tax provision	$3,428	$1,743	$985

A reconciliation of the expected income taxes at the statutory federal rate to the Company's actual income taxes is as follows (in thousands):

	For the Fiscal Years Ended,
	December 28, 2013	December 29, 2012
Tax at statutory federal rate	$2,745	$1,359
State and local tax, net of federal benefit	508	257
Other	175	127
Total income tax provision	$3,428	$1,743

Components of deferred tax assets (liabilities) are as follows (in thousands):

	As of,
	December 28, 2013	December 29, 2012
Deferred tax assets:
Net operating loss carryforward	$12,073	$13,662
Stock compensation	1,573	1,448
Tax intangible assets	1,355	1,526
Reserves and accruals	1,202	698
Income tax credits	706	574
Allowance for doubtful accounts	463	496
Total deferred tax asset	$17,372	$18,404

Deferred tax liabilities:
Prepaids	$(602)	$(471)
Depreciation and amortization	(25,004)	(22,931)
Total deferred tax liability	(25,606)	(23,402)

Net deferred tax liability	$(8,234)	$(4,998)

Net current deferred tax asset	1,004	759
Net non-current deferred tax liability	(9,238)	(5,757)

Net deferred tax liability	$(8,234)	$(4,998)

As of December 28, 2013, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2009. Federal and state income tax returns for fiscal years 2009 through 2013 are still open for examination.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $0.3 million and $0.2 million for uncertain tax positions as of December 28, 2013 and December 29, 2012, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

The following table summarizes the movement in unrecognized tax benefits (in thousands):

	For the Fiscal Years Ended,
	December 28, 2013	December 29, 2012
Gross Unrecognized Tax Benefits:
Beginning Balance	$194	$—
Additions Based on Current Year's Tax Positions	30	19
Additions from Prior Year's Tax Positions	49	175
Ending Balance	$273	$194

(15)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of December 28, 2013, the number of shares available for issuance under the Plan was 777,842 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 31, 2011	771,337	$10.83	6.38	$4,421
Exercised	(142,289)	$11.15
Options outstanding at December 29, 2012	629,048	$10.76	5.40	$2,607
Exercised	(49,434)	$8.06
Options outstanding at December 28, 2013	579,614	$10.98	4.35	$5,133

Stock Options Vested	Number of Options	Grant-Date Fair Value
Nonvested stock options at December 31, 2011	78,805	$3.24
Less: Shares vested during period	(39,402)	3.24
Nonvested stock options at December 29, 2012	39,403	$3.24
Less: Shares vested during period	(39,403)	3.24
Nonvested stock options at December 28, 2013	—

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Assumptions used in the Black-Scholes-Merton option pricing model for granted options follow:

	$3.24 per option granted in March 2009

Expected volatility	41.6%
Risk-free interest rate	2.4%
Dividend yield	—
Expected life	6.25	years

The stock options issued on March 25, 2009, vested equally over four years beginning on the first anniversary following the grant date and completed vesting on March 25, 2013. In fiscal 2013, less than $0.1 million was recorded as expense related to the stock options, and in both fiscal 2012 and 2011, $0.1 million was recorded as expense related to these stock options.

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 3, 2013, the Company granted 18,666 restricted shares for service in fiscal 2013. Expense related to the Board of Directors' restricted stock in fiscal 2013, 2012, and 2011 was $0.3 million, $0.3 million, and $0.2 million, respectively. The 11,493 shares that were granted to the Board in fiscal 2012 vested on May 4, 2013.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan ("LTIP").  These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2012.  In addition to the shares awarded in March 2011, in October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. These awards were fully vested as of January 1, 2014. As of December 28, 2013 there was less than $0.1 million of unrecognized compensation expense related to these awards. As of December 29, 2012, there was approximately $0.4 million of unrecognized compensation expense related to these awards. The Company continues to record compensation expense through the vesting period of these awards. In fiscal 2013, 2012, and 2011, approximately $0.4 million, $0.3 million, and $0.4 million was recorded as expense related to these awards, respectively. These awards became fully vested on January 1, 2014.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 LTIP. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.3 million and $0.7 million of unrecognized compensation expense remaining related to these awards as of December 28, 2013 and December 29, 2012, respectively. In fiscal 2013, 2012, and 2011, $0.3 million, $0.3 million, and $0.3 million of compensation expense was recorded related to these awards, respectively.

On February 7, 2013, the Company granted 10,000 restricted shares to a member of management based on performance goals achieved in fiscal 2012 by the individual. The restricted shares are subject to a graded vesting schedule over a three year period. There was approximately $0.1 million of unrecognized compensation expense remaining related to this award as of December 28, 2013 and December 29, 2012. In each of fiscal 2013 and 2012, less than $0.1 million of compensation expense was recorded related to this award, respectively.

In February 2013, as part of management's annual compensation for fiscal 2013, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2013. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2013, based on the Company's assessment as to the probability that the performance criteria would be achieved. As such, there was approximately $1.7 million in unrecognized compensation expense remaining related to these awards as of December 28, 2013. In fiscal 2013, $0.6 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the periods ended December 29, 2012 and December 28, 2013:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2011	114,038	$12.82
Granted	73,032	21.74
Vested	(45,599)	13.80
Forfeited	(202)	16.53
Nonvested shares outstanding at December 29, 2012	141,269	$17.11
Granted	28,666	15.26
Vested	(69,782)	16.55
Forfeited	(101)	16.53
Nonvested shares outstanding at December 28, 2013	100,052	$16.97

Performance Restricted Stock Awards

In February 2007, the Company granted to certain key employees in one of the Company’s operating divisions 55,000 restricted stock awards. In May 2013, the final 11,000 shares from this award vested. In fiscal 2013 less than $0.1 million of compensation expense related to these awards was recorded.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan of 2008 ("ESPP") is a shareholder approved plan under which all employees regularly scheduled to work 20 or more hours per week may purchase the Company’s common stock through payroll deductions at a price equal to 95% of the fair market values of the stock as of the end of the first day following each three-month offering period. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s regular earnings, and employees may not purchase more than $25,000 of stock during any calendar year.

As of December 28, 2013, the Company had reserved 39,207 shares of common stock available for purchase under the ESPP. In fiscal 2013, employees purchased 29,350 shares of the Company’s common stock with a weighted average fair market value of $15.75 per share.

(16)    STOCKHOLDERS' EQUITY

On June 26, 2013, the Company purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. ("RFTI"), for $4.9 million in cash and $1.2 million of the Company's common stock, or 82,000 shares. On July 19, 2013, the Company purchased substantially all of the operating assets of Recycle Technologies, Inc. ("RTI"), for $2.9 million in cash at the time of closing, $0.4 million in the form of a note payable, and $1.0 million of the Company's common stock or 69,322 shares. For more information on these acquisitions, see Note 3 included elsewhere in this document.

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

(17)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2013, 2012, and 2011 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	For the Fiscal Years Ended,
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$4,645	$2,254	$1,474
Less: Income attributable to noncontrolling interest	100	—	—
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,545	$2,254	$1,474

Weighted average basic shares outstanding	18,224	16,921	14,313
Dilutive shares for share–based compensation plans	328	442	397
Weighted average diluted shares outstanding	18,552	17,363	14,710

Net income per share: basic	$0.25	$0.13	$0.10
Net income per share: diluted	$0.24	$0.13	$0.10

(18)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2013				Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues
Product revenues	$26,558	$28,906	$32,302	$44,643	$21,215	$31,941	$31,348	$34,966
Service revenues	33,449	34,644	35,301	47,333	29,294	30,330	30,718	42,679
Total Revenues	$60,007	$63,550	$67,603	$91,976	$50,509	$62,271	$62,066	$77,645
Operating expenses -
Operating Costs	$52,286	$52,201	$55,698	$74,453	$42,337	$51,908	$52,718	$66,605
Selling, general, and administrative expenses	6,591	7,049	7,051	9,583	5,756	6,235	5,566	8,637
Depreciation and amortization	1,859	2,163	2,224	3,278	1,772	1,911	1,904	2,554
Other expense (income)	(8)	101	138	(21)	1	—	9	(4)
Operating income (loss)	(721)	2,036	2,492	4,683	643	2,217	1,869	(147)
Interest expense – net	106	107	97	107	187	146	112	140
Income (loss) before income taxes	$(827)	$1,929	$2,395	$4,576	$456	$2,071	$1,757	$(287)
Provision for (benefit from) income taxes	(407)	872	1,061	1,902	186	853	723	(19)
Net income (loss)	(420)	1,057	1,334	2,674	270	1,218	1,034	(268)
Less: Income attributable to noncontrolling interest	20	26	26	28	—	—	—	—
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$(440)	$1,031	$1,308	$2,646	$270	$1,218	$1,034	$(268)

Net income per share: basic	(0.02)	0.06	0.07	0.15	0.02	0.07	0.06	(0.01)
Net income per share: diluted	(0.02)	0.06	0.07	0.14	0.02	0.07	0.06	(0.01)

Number of weighted average common shares outstanding:
Basic	18,113	18,138	18,272	18,335	14,486	16,689	18,060	18,067
Diluted	18,113	18,456	18,585	18,677	14,962	17,140	18,412	18,067

OTHER OPERATING DATA:
Average revenues per working day - Environmental Services	$580	$600	$625	$650	$515	$545	$555	$570
____________

(a)	Reflects a sixteen week quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding financial disclosures.

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 28, 2013. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 28, 2013 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company's management has concluded that, as of December 28, 2013, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 28, 2013 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2014 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	579,614	$10.98	777,842
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	579,614	$10.98	777,842

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012
Consolidated Statements of Income for the years ended December 28, 2013, December 29, 2012, and December 31, 2011
Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011
Consolidated Statements of Stockholders' Equity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011
Notes to Consolidated Financial Statements

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 3, 2014	By:	/s/ Joseph Chalhoub

Joseph Chalhoub
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 3, 2014.

Signature	Title

/s/ Joseph Chalhoub	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Joseph Chalhoub
/s/ Gregory Ray	Chief Operating Officer
Gregory Ray
/s/ Mark DeVita	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer of the Registrant)
Mark DeVita
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Brian Recatto	Director
Brian Recatto
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.

EXHIBIT INDEX

Exhibit
Number		Exhibit

	3.1	Certificate of Incorporation of Heritage-Crystal Clean, Inc., amended (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on 10-K filed with the SEC on February 29, 2012).
	3.2
By-Laws of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 3.2 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

	4.1
Form of Specimen Common Stock Certificate of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 4.1 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

	10.1
Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 4, 2011).

	10.2
First Amendment dated as of May 14, 2010 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 18, 2010).

	10.3
Second Amendment dated as of June 1, 2010 to the Third Amended and Restated Credit Agreement dated as of December 14, 2009 by and between the Company and Bank of America N.A. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2010).

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
Employment Agreement, dated as of August 24, 1999 by and between Heritage-Crystal Clean, LLC and Joseph Chalhoub, as amended March 1, 2000 (Incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

	10.11
Form of Participation Rights Agreement between Heritage-Crystal Clean, Inc. and The Heritage Group (Incorporated herein by reference to Exhibit 10.9 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

*	10.12
Employment Agreement, dated as of March 1, 2000 by and between Heritage-Crystal Clean, LLC and John Lucks (Incorporated herein by reference to Exhibit 10.10 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

*	10.13
Employment Agreement, dated as of November 15, 1999 by and between Heritage-Crystal Clean, LLC and Gregory Ray (Incorporated herein by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

*	10.14
Employment Agreement, dated as of July 14, 2002 by and between Heritage-Crystal Clean, LLC and Tom Hillstrom (Incorporated herein by reference to Exhibit 10.14 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

	10.15
Amended and Restated Credit Agreement dated as of February 5, 2013 by and between the Company and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2013).

	10.16
Multi-Story Office Building Lease between Heritage-Crystal-Clean, LLC and RP 2 Limited Partnership dated November 28, 2005 (Incorporated herein by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

*	10.17
Heritage-Crystal Clean, LLC Key Employee Membership Interest Trust Agreement dated February 1, 2002, as amended (Incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

	10.18
Heritage-Crystal Clean, Inc. Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.25 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

*	10.19
Heritage-Crystal Clean, Inc. Performance-Based Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.26 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

*	10.20
Heritage-Crystal Clean, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.27 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

*	10.21
Form of Option Grant Agreement under Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.28 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

*	10.22
Heritage-Crystal Clean, Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

*	10.23
Form of Indemnity Agreement with Directors of the Company (Incorporated herein by reference to Exhibit 10.30 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

*	10.24
Non-Competition and Non-Disclosure Agreement between Joseph Chalhoub and Heritage-Crystal Clean, LLC dated August 24, 1999 (Incorporated herein by reference to Exhibit 10.32 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

*	10.25
Non-Competition and Non-Disclosure Agreement between Gregory Ray and Heritage Crystal Clean, LLC dated November 15, 1999 (Incorporated herein by reference to Exhibit 10.33 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

*	10.26
Non-Competition and Non-Disclosure Agreement between John Lucks and Heritage-Crystal Clean, LLC dated March 1, 2000 (Incorporated herein by reference to Exhibit 10.34 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

*	10.27
Non-Competition and Non-Disclosure Agreement among BRS-HCC Investment Co., Inc., Bruckmann, Rosser, Sherrill & Co. II, L.P., Bruckmann, Rosser, Sherrill & Co., Inc., Bruce C. Bruckmann and Heritage-Crystal Clean, LLC dated February 24, 2004 (Incorporated herein by reference to Exhibit 10.35 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

*	10.28		Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011).
	21.1		Subsidiaries of Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2013).
	23.1		Consent of Grant Thornton LLP, Independent Registered Public Accountants***
	31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
	31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
	32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
	32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
	101	.INS	XBRL Instance Document***
	101	.SCH	XBRL Taxonomy Extension Schema Document***
	101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
	101	.LAB	XBRL Taxonomy Extension Label Linkbase Document***
	101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
	101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
__________________
*			Management or compensatory plan or arrangement.
***			Included herein.