Form 10-Q
period 2014-03-22
Heritage-Crystal Clean, Inc.
filed 2014-05-01
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 22, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On April 25, 2014, there were outstanding 18,584,267 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 22, 2014	December 28, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,939	$22,632
Accounts receivable - net	29,302	31,172
Inventory - net	27,955	27,307
Deferred income taxes	1,004	1,004
Other current assets	4,190	3,661
Total Current Assets	82,390	85,776
Property, plant and equipment - net	86,874	85,039
Equipment at customers - net	19,836	19,358
Software and intangible assets - net	15,386	16,094
Goodwill	9,691	9,691
Total Assets	$214,177	$215,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,247	$18,291
Current maturities of long-term debt and term loan	2,494	2,906
Accrued salaries, wages, and benefits	2,484	4,145
Taxes payable	1,327	1,292
Other accrued expenses	2,953	2,730
Total Current Liabilities	30,505	29,364
Term loan, less current maturities	17,500	17,500
Long-term debt, less current maturities	427	552
Deferred income taxes	8,061	9,238
Total Liabilities	$56,493	$56,654

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 18,404,016 and 18,360,282 shares issued and outstanding at March 22, 2014 and December 28, 2013, respectively	$184	$184
Additional paid-in capital	146,059	146,043
Retained earnings	10,484	12,143
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	156,727	158,370
Noncontrolling interest	957	934
Total Equity	$157,684	$159,304
Total Liabilities and Stockholders' Equity	$214,177	$215,958

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 22, 2014	March 23, 2013

Revenues
Product revenues	$29,303	$26,558
Service revenues	36,662	33,449
Total revenues	$65,965	$60,007

Operating expenses
Operating costs	$57,365	$52,286
Selling, general, and administrative expenses	8,843	6,591
Depreciation and amortization	2,626	1,859
Other income - net	(51)	(8)
Operating loss	(2,818)	(721)
Interest expense – net	53	106
Loss before income taxes	(2,871)	(827)
Provision for income taxes	(1,235)	(407)
Net loss	(1,636)	(420)
Income attributable to noncontrolling interest	23	20
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(1,659)	$(440)

Net loss per share: basic	$(0.09)	$(0.02)
Net loss per share: diluted	$(0.09)	$(0.02)

Number of weighted average shares outstanding: basic	18,402	18,113
Number of weighted average shares outstanding: diluted	18,402	18,113

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at December 28, 2013	18,360,282	$184	$146,043	$12,143	$158,370	$934	$159,304
Net (loss) income	—	—	—	(1,659)	(1,659)	23	(1,636)
Issuance of common stock – ESPP	5,701	—	100	—	100	—	100
Share-based compensation	38,033	—	(84)	—	(84)	—	(84)
Balance at March 22, 2014	18,404,016	$184	$146,059	$10,484	$156,727	$957	$157,684

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Quarter Ended,
	March 22, 2014	March 23, 2013
Cash flows from Operating Activities:
Net loss	$(1,636)	$(420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,626	1,859
Bad debt provision	32	(66)
Share-based compensation	(84)	95
Deferred taxes	(1,177)	(399)
Other, net	8	10
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,838	(1,207)
Increase in inventory	(648)	(327)
Increase in other current assets	(528)	(827)
Increase in accounts payable	3,657	2,614
(Decrease) increase in accrued expenses	(1,294)	659
Cash provided by operating activities	$2,794	$1,991

Cash flows from Investing Activities:
Capital expenditures	$(4,930)	$(3,156)
Business acquisitions, net of cash acquired	—	(2,405)
Cash used in investing activities	$(4,930)	$(5,561)

Cash flows from Financing Activities:
Proceeds from Term Loan	$—	$750
Payments on Term Loan	(250)	(250)
Payments of notes payable	(298)	(206)
Payments of contingent consideration	(109)	(191)
Proceeds from the issuance of common stock	100	112
Proceeds from the exercise of stock options	—	65
Cash (used in) provided by financing activities	$(557)	$280
Net decrease in cash and cash equivalents	(2,693)	(3,290)
Cash and cash equivalents, beginning of period	22,632	47,766
Cash and cash equivalents, end of period	$19,939	$44,476

Supplemental disclosure of cash flow information:
Income taxes paid	$50	$8
Cash paid for interest, net of capitalized interest of $56 and $30, respectively	58	103
Supplemental disclosure of non-cash information:
Payables for construction in progress	$767	$247
Business acquisition, note issued	—	835
Business acquisition, liabilities assumed	—	139
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 22, 2014

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

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, antifreeze, and accessories; and service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, byproducts, and used oil; and service revenues include revenues from collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable, valuation of inventory at lower of cost or market, valuation of goodwill and other intangible assets, and income taxes.  Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

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

Inventory

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, catalyst, accessories, and absorbents. Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company performs physical inventory counts on a periodic basis and uses the results of these counts to determine inventory quantities. The quantities are used to help determine the value of our inventory. The Company continually monitors its inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company has engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of March 22, 2014 and December 28, 2013, the carrying values of cash and cash equivalents, trade receivables, trade payables, notes payable, and contingent consideration, are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, growth expectations, expected changes in working capital, etc., regarding future profitability and cash flows of acquired businesses and market conditions. In the fourth quarter of fiscal 2013, the Company tested goodwill for impairment on a quantitative basis and determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets. The Company intends to test goodwill for impairment in the fourth quarter of fiscal 2014.

(3)    BUSINESS COMBINATIONS

On June 26, 2013, the Company purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. (RFTI), which was based in Battle Creek, Michigan. RFTI's business consisted of collecting and recycling waste antifreeze, producing a line of high quality antifreeze products which were sold for use in vehicle engine applications. The Company purchased RFTI for $4.9 million in cash and $1.2 million of the Company's common stock, or 82,000 shares.

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

The acquisitions of RFTI and RTI provided the Company with a presence in the antifreeze recycling market.

On November 1, 2013, the Company acquired certain assets and liabilities of the northern territory of RS Used Oil Services, Inc., a subsidiary of Universal Lubricants, LLC ("ULNT/RS"), in exchange for $11.0 million in cash. The Company purchased these service routes in order to add used oil collection volume in Indiana, Ohio, Wisconsin, and parts of Illinois. The Company has retrospectively adjusted amounts with respect to the ULNT/RS acquisition that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments are related to the Company's valuation of property and equipment, intangible assets, and goodwill acquired. Such adjustments resulted in a net decrease of less than $0.1 million in property and equipment and an increase of less than $0.1 million to both intangible assets and goodwill. The Company's balance sheet as of December 28, 2013 has been retrospectively adjusted to reflect the adjustments.

The results of RFTI, and RTI are consolidated into the Company's Environmental Services segment subsequent to the closing date. The results of ULNT/RS are consolidated into the Company's Oil Business segment subsequent to the date of closing.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the each acquisition (in thousands):

	RFTI(a)	RTI(a)	ULNT/RS(a)

Accounts receivable	$348	$136	$—
Other current assets	—	—	101
Inventory	211	106	955
Property, plant, & equipment	1,283	793	1,463
Intangible assets	1,590	1,340	6,314
Goodwill	3,027	1,917	2,137
Accounts payable	(91)	—	—
Total purchase price, net of cash acquired	$6,368	$4,292	$10,970
Less: common stock issued	1,230	1,000	—
Less: note issued	—	430	—
Less: working capital adjustment	218	(8)	—
Net cash paid	$4,920	$2,870	$10,970
______________
(a) The Company is continuing to evaluate the purchase price allocations. Preliminary purchase price allocations are tentative and subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented above.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the acquisitions that occurred in fiscal 2013 had occurred December 30, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the period presented.

First Quarter Ended,
March 23, 2013
Total revenues	$65,276
Net loss	(484)
Loss per share
Basic	$(0.03)
Diluted	(0.03)

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 22, 2014	December 28, 2013
Trade	$28,003	$29,663
Less: allowance for doubtful accounts	1,006	1,121
Trade - net	26,997	28,542
Related parties	2,162	2,045
Other	143	585
Total accounts receivable - net	$29,302	$31,172

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 22, 2014 and the fiscal year ended December 28, 2013 (in thousands):

	March 22, 2014	December 28, 2013
Balance at beginning of period	$1,121	$1,244
Bad debt provision	32	444
Accounts written off, net of recoveries	(147)	(567)
Balance at end of period	$1,006	$1,121

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	March 22, 2014	December 28, 2013
Used oil and processed oil	$13,379	$12,112
Solvents and solutions	7,660	8,235
Machines	3,062	2,934
Drums and supplies	2,573	2,629
Other	1,505	1,614
Total inventory	28,179	27,524
Less: machine refurbishing reserve	224	217
Total inventory - net	$27,955	$27,307

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, catalyst, accessories, and absorbents. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	March 22, 2014	December 28, 2013
Buildings and storage tanks (a)	$52,628	$53,106
Machinery, vehicles, and equipment (a)	34,519	33,659
Leasehold improvements (a)	2,948	2,877
Land (a)	835	835
Construction in progress	13,695	11,047
Total property, plant and equipment	104,625	101,524
Less: accumulated depreciation	17,751	16,485
Property, plant and equipment - net	$86,874	$85,039

	March 22, 2014	December 28, 2013
Equipment at customers	$48,467	$47,078
Less: accumulated depreciation	28,631	27,720
Equipment at customers - net	$19,836	$19,358
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known. The amounts for machinery, vehicles, and equipment and leasehold improvements have been retrospectively adjusted as of December 28, 2013 by less than $0.1 million.

Depreciation expense for the first quarters ended March 22, 2014 and March 23, 2013 were $2.2 million and $1.7 million, respectively.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	March 22, 2014			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships(a)	$10,636	$1,063	$9,573	$10,529	$826	$9,703
Software	4,406	2,868	1,538	4,799	2,815	1,984
Non-compete agreements(a)	2,794	835	1,959	2,794	713	2,081
Patents, formulae, and licenses(a)	1,827	387	1,440	1,825	370	1,455
Other (a)	1,032	156	876	1,008	137	871
Total software and intangible assets	$20,695	$5,309	$15,386	$20,955	$4,861	$16,094
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known. The amount for customer & supplier relationships has been retrospectively adjusted as of December 28, 2013 by less than $0.1 million.

Amortization expense was $0.4 million for the first quarter ended March 22, 2014 and $0.2 million for first quarter ended March 23, 2013. The weighted average useful lives of software; customer relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 12 years, 15 years, 5 years, and 8 years, respectively.

The expected amortization expense for the remainder of fiscal 2014 and for fiscal years 2015, 2016, 2017, and 2018 is $1.4 million, $1.8 million, $1.6 million, $1.5 million, and $1.4 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	March 22, 2014	December 28, 2013
Accounts payable	$20,861	$17,908
Accounts payable - related parties	386	383
Total accounts payable	$21,247	$18,291

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On February 5, 2013, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $39.0 million in borrowings. As of March 22, 2014 and December 28, 2013, the Company's total borrowings were $19.0 million and $19.3 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at March 22, 2014 and December 28, 2013.

During the first quarter of fiscal 2014, the Company recorded interest of $0.1 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first quarter of fiscal 2013, the Company recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects.

As of March 22, 2014 and December 28, 2013, the Company was in compliance with all covenants under the Credit Agreement. As of March 22, 2014 and December 28, 2013, the Company had $0.3 million of standby letters of credit issued, and $19.7 million was available for borrowing under the bank credit facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

Notes Payable

At March 22, 2014 and December 28, 2013, the Company had outstanding notes payable related to business acquisitions of $1.4 million and $1.7 million, respectively, of which $1.0 million and $1.2 million were recorded as current maturities.

The Company's weighted average interest rate for all debt as of March 22, 2014 and March 23, 2013 was 2.0% and 2.5%, respectively.

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

Operating segment results for the first quarters ended March 22, 2014, and March 23, 2013 were as follows (in thousands):

First Quarter Ended,
March 22, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,243	$25,060	$—	$29,303
Service revenues	34,665	1,997		36,662
Total revenues	$38,908	$27,057	$—	$65,965
Operating expenses
Operating costs	28,879	28,486	—	57,365
Operating depreciation and amortization	1,253	888	—	2,141
Profit (loss) before corporate selling, general, and administrative expenses	$8,776	$(2,317)	$—	$6,459
Selling, general, and administrative expenses			8,843	8,843
Depreciation and amortization from SG&A			485	485
Total selling, general, and administrative expenses			$9,328	$9,328
Other income - net			(51)	(51)
Operating loss				(2,818)
Interest expense – net			53	53
Loss before income taxes				$(2,871)

First Quarter Ended,
March 23, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,670	$23,888	$—	$26,558
Service revenues	32,121	1,328		33,449
Total revenues	$34,791	$25,216	$—	$60,007
Operating expenses
Operating costs	25,548	26,738	—	52,286
Operating depreciation and amortization	1,081	614	—	1,695
Profit (loss) before corporate selling, general, and administrative expenses	$8,162	$(2,136)	$—	$6,026
Selling, general, and administrative expenses			6,591	6,591
Depreciation and amortization from SG&A			164	164
Total selling, general, and administrative expenses			$6,755	$6,755
Other income - net			(8)	(8)
Operating loss				(721)
Interest expense – net			106	106
Loss before income taxes				$(827)

Total assets by segment as of March 22, 2014 and December 28, 2013 were as follows (in thousands):

	March 22, 2014	December 28, 2013
Total Assets:
Environmental Services	$76,151	$80,451
Oil Business	111,466	110,040
Unallocated Corporate Assets	26,560	25,467
Total	$214,177	$215,958

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

The Company has purchase obligations in the form of open purchase orders of $16.6 million as of March 22, 2014, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 22, 2014 and December 28, 2013, the Company had accrued $0.4 million related to loss contingencies.

(12)    INCOME TAXES

In fiscal 2011, the Company deducted for federal income tax purposes 100% bonus depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011. The Company recorded a noncurrent deferred tax liability to reflect the book-tax difference for the resulting inability to deduct the federal income tax depreciation on 2011 capital expenditures in future years. As a result of the temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. In addition, in fiscal 2012 and 2013, the Company deducted 50% bonus depreciation for federal income tax purposes on certain capital expenditures. These deductions added $2.0 million to the NOL in fiscal 2012 and provided for an additional deduction from taxable income of an estimated $3.0 million in fiscal 2013. The balance on the NOL as of March 22, 2014 was $37.6 million. As of March 22, 2014, the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $13.6 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At March 22, 2014, deferred tax assets do not include $0.9 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the first quarter of fiscal 2014 was 43.0% compared to 49.2% in the first quarter of fiscal 2013. The rate decrease is attributed to discrete items having a lesser effect on the rate in fiscal 2014 than in the same period in fiscal 2013.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $0.3 million for uncertain tax positions as of March 22, 2014 and December 28, 2013. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(13)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 22, 2014, the number of shares available for issuance under the Plan was 645,735 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 28, 2013	579,614	$10.98	4.35	$5,133
Exercised	—	—
Options outstanding at March 22, 2014	579,614	$10.98	4.12	$4,118

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 3, 2013, the Company granted 18,666 restricted shares for service in fiscal 2013. Expense related to the Board of Directors' restricted stock in the first quarters of fiscal 2014 and 2013 was $0.1 million and $0.1 million, respectively. In the second quarter of fiscal 2014, the Company will grant restricted shares to the Board of Directors for service in fiscal 2014. As of March 22, 2014, there was $0.2 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2014.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan (LTIP).  In October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. These restricted shares were subject to a graded vesting schedule over a three year period starting January 1, 2012.  On January 1, 2014, the final shares related to these grants vested.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 LTIP. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.3 million of unrecognized compensation expense remaining related to these awards as of March 22, 2014 and December 28, 2013 respectively. In the first quarters of fiscal 2014 and 2013, $0.1 million of compensation expense was recorded related to these awards.

In February 2013, the Company granted 10,000 restricted shares to a member of management based on the performance of the individual in fiscal 2012 and having met certain goals. The restricted shares are subject to a graded vesting schedule over a three year period. There was less than $0.1 million of unrecognized compensation expense remaining related to this award as of March 22, 2014 and December 28, 2013. In each of the first quarters of fiscal 2014 and 2013, less than $0.1 million of compensation expense was recorded related to this award.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2015. There was approximately $1.5 million and $1.7 million in unrecognized compensation expense remaining related to these awards as of March 22, 2014 and December 28, 2013, respectively. In each of the first quarters of fiscal 2014 and 2013, $0.1 million of compensation expense was recorded related to these awards.

In February 2014, as part of management's annual compensation for fiscal 2014, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2014. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2014, based on the Company's assessment as to the probability that the performance criteria would be achieved. As such, there was approximately $0.9 million in unrecognized compensation expense relating to these awards as of March 22, 2014. In the first quarter of fiscal 2014, $0.1 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the period ended March 22, 2014:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 28, 2013	100,052	$16.97
Granted	132,107	16.66
Vested	(58,149)	15.86
Nonvested shares outstanding at March 22, 2014	174,010	$17.11

Employee Stock Purchase Plan

As of March 22, 2014, the Company had reserved 33,506 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In addition, at the Annual Meeting of Shareholders on April 30, 2014, 125,000 additional shares were made available for purchase under the Plan. In the first quarter of fiscal 2014, employees purchased 5,701 shares of the Company’s common stock with a weighted average fair market value of $18.49 per share.

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2014 and 2013, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	First Quarter Ended,
	March 22, 2014	March 23, 2013
Net loss	$(1,636)	$(420)
Less: Income attributable to noncontrolling interest	23	20
Net loss attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$(1,659)	$(440)

Weighted average basic shares outstanding	18,402	18,113
Dilutive shares for share–based compensation plans	—	—
Weighted average diluted shares outstanding	18,402	18,113

Number of anti-dilutive potentially issuable shares excluded from diluted shares outstanding calculation	292	328

Net loss per share: basic	$(0.09)	$(0.02)
Net loss per share: diluted	$(0.09)	$(0.02)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2014. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2013 filed with the SEC on March 3, 2014. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods ended March 22, 2014 and March 23, 2013, each referred to as "quarter ended" or "first quarter ended" or "first fiscal quarter" and "first quarter" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and we own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 75 branch facilities providing services to customers in 42 states. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, and antifreeze recycling. Revenues from this segment accounted for approximately 59.0% of our total company revenues for the first quarter of fiscal 2014. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for 41.0% of our total company revenues in the first quarter of fiscal 2014.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery currently has an input capacity of approximately 60 million gallons of used oil feedstock per year when operating at full capacity. We are in the process of expanding the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the additional capacity to be in place by the end of the third quarter of 2014. We estimate the capital cost of the expansion project will be approximately $20 to $25 million through fiscal 2014. As of March 22, 2014, approximately $11.5 million had been capitalized related to the expansion of the re-refinery. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

In the third quarter of fiscal 2013, we purchased substantially all of the operating assets of Recycling Fluid Technologies, Inc. (RFTI) and Recycle Technologies, Inc. (RTI). These businesses collect and recycle waste antifreeze and produce a line of high quality antifreeze products which are sold for use in vehicle engine applications. The acquisitions of RFTI and RTI provided us with a presence in the antifreeze recycling market. We purchased RFTI for $4.9 million in cash and $1.2 million of our common stock, or 82,000 shares. We purchased RTI for $2.9 million in cash at the time of closing, $0.4 million in the form of a note payable, and $1.0 million of our common stock or 69,322 shares. The financial results of our antifreeze business are included in the Environmental Services segment.

In the fourth quarter of fiscal 2013, we acquired certain assets and liabilities of the northern territory of RS Used Oil Services, Inc., a subsidiary of Universal Lubricants, LLC ("ULNT/RS"), in exchange for $11.0 million in cash. We purchased these service routes in order to add used oil collection volume in Indiana, Ohio, Wisconsin, and parts of Illinois. The operating results of this acquisition are included in our consolidated results of operations, as part of the Oil Business segment, from the date of the acquisition.

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

Revenue Recognition

We derive our revenues primarily from the services we perform and from the sale of processed oil from our used oil re-refinery. Parts cleaning and other service revenues are recognized as the service is performed. Product revenues are recognized at the time risk of loss passes to the customer. The risk of loss passes to customers at various times depending on the particular terms of the sales contract in force with each individual customer. Common thresholds for when risk of loss passes to the customer are at the time that product is loaded onto the shipping vessel or at the time that product is offloaded at the customer’s receiving location. Revenues are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials we sell and provide in our services, such as solvents and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that we collect. Our used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business includes the costs paid to customers for used oil, transportation out to customers, and costs to operate the used oil re-refinery, including personnel costs and utilities.

Operating costs also include the costs of operating our branch system and hubs. These costs include personnel costs (including commissions), facility rent and utilities, truck leases, fuel, transportation, and maintenance. Operating costs are not presented separately for products and services.

Inventory

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, catalyst, accessories, and absorbents. Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, net of any reserves for excess, obsolete, or unsalable inventory. We perform a physical inventory count on a periodic basis and use the results of these counts to determine inventory quantities. The quantities are used to help determine the value of our inventory. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the First Quarter Ended,
	March 22, 2014		March 23, 2013

Revenues
Product revenues	$29,303	44.4%	$26,558	44.3%
Service revenues	36,662	55.6%	33,449	55.7%
Total Revenues	$65,965	100.0%	$60,007	100.0%
Operating expenses -
Operating costs	$57,365	87.0%	$52,286	87.1%
Selling, general and administrative expenses	8,843	13.4%	6,591	11.0%
Depreciation and amortization	2,626	4.0%	1,859	3.1%
Other income - net	(51)	(0.1)%	(8)	—%
Operating loss	(2,818)	(4.3)%	(721)	(1.2)%
Interest expense – net	53	0.1%	106	0.2%
Loss before income taxes	(2,871)	(4.4)%	(827)	(1.4)%
Provision for income taxes	(1,235)	(1.9)%	(407)	(0.7)%
Net loss	(1,636)	(2.5)%	(420)	(0.7)%
Income attributable to noncontrolling interest	23	—%	20	—%
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(1,659)	(2.5)%	$(440)	(0.7)%

Revenues

For the first quarter of fiscal 2014, revenues increased $6.0 million, or 9.9%, from $60.0 million in the first quarter of fiscal 2013 to $66.0 million in the first quarter of fiscal 2014. Revenues in the Environmental Services segment increased through improved pricing, as well as through sales in our antifreeze line of business. In addition, Oil Business revenues increased as a result of the increase in volume of base oil and re-refinery byproducts sold in the first quarter of 2014, compared to the first quarter of fiscal 2013.

Operating expenses

Operating costs

Operating costs increased $5.1 million, or 9.7%, from the first quarter of fiscal 2013 to the first quarter of fiscal 2014. Operating costs decreased slightly as a percentage of revenues compared to the prior year as a result of our ability to leverage fixed costs as we grew our business.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. Sales of reuse solvent had a negative impact during the first quarter of fiscal 2014 of $0.2 million compared to a benefit of $0.1 million in the first quarter of fiscal 2013.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $2.3 million, or 34.2%, from the first quarter of fiscal 2013 to the first quarter of fiscal 2014. The increase in SG&A as a percentage of sales is due to due diligence costs related to potential acquisitions and increased personnel costs and professional services fees incurred during the quarter.

Interest expense

Interest expense for the both the first quarters of fiscal 2014 and fiscal 2013 was $0.1 million. In the first quarters of fiscal 2014 and 2013, we capitalized less than $0.1 million in interest.

Provision for income taxes

Our effective tax rate for the first quarter of fiscal 2014 was 43.0% compared to 49.2% in first quarter of fiscal 2013. The rate decrease is attributed to discrete items having a lesser effect on the rate in fiscal 2014 than in the same period in fiscal 2013.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	For the First Quarter Ended,		Increase

	March 22, 2014	March 23, 2013	$	%

Revenues:
Environmental Services	$38,908	$34,791	$4,117	11.8%
Oil Business	27,057	25,216	1,841	7.3%
Total	$65,965	$60,007	$5,958	9.9%

In the first quarter of fiscal 2014, Environmental Services revenues increased $4.1 million, or 11.8%, from $34.8 million in the first quarter of fiscal 2013 to $38.9 million in the first quarter of fiscal 2014. We experienced increased revenues from our antifreeze acquisitions of $1.6 million for the first quarter of 2014. In addition, revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services. We realized revenue growth primarily from higher pricing. Due to extreme weather across our service area, we did not benefit from improved volumes in the Environmental Services segment to the same extent that we have in years past.

At the end of the first quarter of fiscal 2014, the Environmental Services segment was operating in 75 branch locations compared with 73 at the end of the first quarter of fiscal 2013.  There were 73 branches that were in operation during both the first quarters of fiscal 2014 and fiscal 2013. Same branch sales increased $2.1 million, or 6.2%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 for these branches.

In the first quarter of fiscal 2014, Oil Business revenues increased $1.8 million compared to the first quarter of fiscal 2013 due to increased volumes at the used oil re-refinery. We did not run the re-refinery at full capacity throughout the quarter as a result of weather related issues and more shut-downs than anticipated. During the first quarter of fiscal 2014, we sold approximately 7.2 million gallons of base oil compared to the first quarter of fiscal 2013, when we sold approximately 6.6 million gallons of base oil.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	For the First Quarter Ended,		Increase (Decrease)

	March 22, 2014	March 23, 2013	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$8,776	$8,162	$614	7.5%
Oil Business	(2,317)	(2,136)	(181)	8.5%
Total	$6,459	$6,026	$433	7.2%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 7.5% in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013 due to increased revenues of 11.8%. The increase in revenues was partially offset by increased costs of solvent, as well as decreased efficiencies due to the extreme cold weather impacting sales and service volumes.

Oil Business loss before corporate SG&A increased $0.2 million in the first quarter of fiscal 2014, from a loss of $2.1 million in the first quarter of fiscal 2013, to a loss of $2.3 million in the first quarter of fiscal 2014. The decrease was due to decreased efficiency resulting from an additional re-refinery shutdown during the first quarter of 2014 compared to the first quarter of 2013. Extreme cold weather also impacted our ability to feed and operate the re-refinery efficiently. In addition, weak base oil pricing continued to pressure margins in this segment.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 22, 2014 and December 28, 2013, cash and cash equivalents were $19.9 million and $22.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On February 5, 2013, we entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $39.0 million in borrowings. As of both March 22, 2014 and December 28, 2013, our total borrowings were $19.0 million and $19.3 million, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at March 22, 2014 and December 28, 2013.

During the first quarter of fiscal 2014, we recorded interest of $0.1 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first quarter of fiscal 2013, we recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects.

As of March 22, 2014 and December 28, 2013, we were in compliance with all covenants under the Credit Agreement. As of March 22, 2014 and December 28, 2013, we had $0.3 million of standby letters of credit issued, and $19.7 million was available for borrowing under the credit facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

At March 22, 2014 and December 28, 2013, we had outstanding notes payable related to business acquisitions of $1.4 million and $1.7 million, respectively, of which $1.0 million and $1.2 million were recorded as current maturities.

Our weighted average interest rate for all debt outstanding as of March 22, 2014 and March 23, 2013 was 2.0% and 2.5%, respectively.

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

We are in the process of expanding the annual input capacity of our Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the remaining additional capacity to be in place by the end of the third quarter of 2014. We estimate the capital cost of the expansion project will be approximately $20 to $25 million. As of March 22, 2014, approximately $11.5 million had been capitalized related to the expansion of the re-refinery. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

Summary of Cash Flow Activity

	First Quarter Ended,
	(Dollars in thousands)
	March 22, 2014	March 23, 2013
Net cash provided by (used in):
Operating activities	$2,794	$1,991
Investing activities	(4,930)	(5,561)
Financing activities	(557)	280
Net decrease in cash and cash equivalents	$(2,693)	$(3,290)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Receivable — The decrease of accounts receivable positively affected cash flows from operations by $3.0 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, when accounts receivable increased due to increased revenues from the used oil re-refinery.

•
Accrued expenses — Our decrease in accrued expenses negatively impacted cash flows from operations by $2.0 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. In the first quarter of fiscal 2014, we paid out bonuses that had been earned and accrued in fiscal 2013. In the first quarter of fiscal 2013, no bonuses were paid.

•
Earnings decline — Our decrease in net income in the first quarter of fiscal 2014 negatively impacted our net cash provided by operating activities by $1.2 million compared to the first quarter of fiscal 2013.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $4.9 million and $3.2 million for capital expenditures and software and intangible assets during the first quarters of fiscal 2014 and fiscal 2013, respectively.  During the first quarter of fiscal 2014, we spent $2.8 million for capital improvements, including the expansion project, at the used oil re-refinery compared to $1.4 million on capital improvements at the re-refinery in the first quarter of fiscal 2013. Additionally, in the first quarter of fiscal 2014, approximately $1.4 million of the capital expenditures were for purchases of parts cleaning machines compared to $1.1 million in the first quarter of fiscal 2013.  The remaining $0.7 million in the first quarter of fiscal 2014 was for other items including vehicles, computer equipment, leasehold improvements, and intangible assets consistent with $0.7 million spent in the first quarter of fiscal 2013.

•	Acquisitions — In the first quarter of fiscal 2013, we used $2.4 million for the purchases of certain assets of Mirachem.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the first quarter of fiscal 2014 were $19.0 million, and the annual effective interest rate for the credit facility for the first quarter of fiscal 2014 was 2.2%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.2 million to our interest expense in the first quarter of fiscal 2014.

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

There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2014 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2014, in connection with the vesting of restricted stock awards held by certain employees, the Company purchased from these employees a total of 20,116 shares of Common Stock for a purchase price of $20.49 per share for the sole purpose of satisfying the minimum tax withholding obligations of the employees upon the vesting of a portion of certain restricted stock award grants to them by the Company. No shares were repurchased in the open market.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2013 to January 25, 2014	20,116	$20.49	—	—
January 26, 2014 to February 22, 2014	—	—	—	—
February 23, 2014 to March 22, 2014	—	—	—	—
Total	20,116

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 1, 2014	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer