Form 10-Q
period 2014-06-14
Heritage-Crystal Clean, Inc.
filed 2014-07-24
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 14, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 18, 2014, there were outstanding 18,620,802 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 14, 2014	December 28, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,029	$22,632
Accounts receivable - net	35,921	31,172
Inventory - net	29,940	27,307
Deferred income taxes	1,004	1,004
Other current assets	3,980	3,661
Total Current Assets	88,874	85,776
Property, plant and equipment - net	87,829	85,039
Equipment at customers - net	20,534	19,358
Software and intangible assets - net	15,566	16,094
Goodwill	9,787	9,691
Total Assets	$222,590	$215,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,538	$18,291
Current maturities of long-term debt and term loan	2,410	2,906
Accrued salaries, wages, and benefits	3,018	4,145
Taxes payable	1,790	1,292
Other accrued expenses	2,776	2,730
Total Current Liabilities	35,532	29,364
Term loan, less current maturities	17,125	17,500
Long-term debt, less current maturities	448	552
Deferred income taxes	9,205	9,238
Total Liabilities	$62,310	$56,654

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 18,440,828 and 18,360,282 shares issued and outstanding at June 14, 2014 and December 28, 2013, respectively	$184	$184
Additional paid-in capital	146,829	146,043
Retained earnings	12,413	12,143
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	159,426	158,370
Noncontrolling interest	854	934
Total Equity	$160,280	$159,304
Total Liabilities and Stockholders' Equity	$222,590	$215,958

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013

Revenues
Product revenues	$38,614	$28,906	$67,917	$55,464
Service revenues	39,467	34,644	76,129	68,093
Total revenues	$78,081	$63,550	$144,046	$123,557

Operating expenses
Operating costs	$63,525	$52,201	$120,890	$104,487
Selling, general, and administrative expenses	8,306	7,049	17,149	13,640
Depreciation and amortization	2,692	2,163	5,318	4,022
Other expense - net	236	101	185	93
Operating income	3,322	2,036	504	1,315
Interest expense – net	33	107	86	213
Income before income taxes	3,289	1,929	418	1,102
Provision for income taxes	1,304	872	69	465
Net income	1,985	1,057	349	637
Income attributable to noncontrolling interest	56	26	79	46
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,929	$1,031	$270	$591

Net income per share: basic	$0.10	$0.06	$0.01	$0.03
Net income per share: diluted	$0.10	$0.06	$0.01	$0.03

Number of weighted average shares outstanding: basic	18,423	18,138	18,412	18,125
Number of weighted average shares outstanding: diluted	18,781	18,456	18,738	18,449

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at December 28, 2013	18,360,282	$184	$146,043	$12,143	$158,370	$934	$159,304
Net income	—	—	—	270	270	79	349
Distribution	—	—	—	—	—	(159)	(159)
Issuance of common stock - Acquisition	12,005	—	193	—	193	—	193
Issuance of common stock – ESPP	11,942	—	201	—	201	—	201
Share-based compensation	56,599	—	392	—	392	—	392
Balance at June 14, 2014	18,440,828	$184	$146,829	$12,413	$159,426	$854	$160,280

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 14, 2014	June 15, 2013
Cash flows from Operating Activities:
Net income	$349	$637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,318	4,022
Bad debt provision	303	285
Share-based compensation	392	445
Loss on disposal of property, plant, and equipment	222	—
Deferred taxes	(33)	377
Other, net	23	15
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,856)	(4,201)
Increase in inventory	(2,614)	(1,737)
(Increase) decrease in other current assets	(310)	53
Increase in accounts payable	8,557	886
(Decrease) increase in accrued expenses	(438)	1,643
Cash provided by operating activities	$6,913	$2,425

Cash flows from Investing Activities:
Capital expenditures	$(9,229)	$(6,614)
Business acquisitions, net of cash acquired	(954)	(2,405)
Cash used in investing activities	$(10,183)	$(9,019)

Cash flows from Financing Activities:
Proceeds from Term Loan	$—	$750
Payments on Term Loan	(625)	(500)
Payments of notes payable	(569)	(447)
Payments of contingent consideration	(181)	(292)
Distributions to noncontrolling interest	(159)	—
Proceeds from the issuance of common stock	201	225
Proceeds from the exercise of stock options	—	76
Cash used in financing activities	$(1,333)	$(188)
Net decrease in cash and cash equivalents	(4,603)	(6,782)
Cash and cash equivalents, beginning of period	22,632	47,766
Cash and cash equivalents, end of period	$18,029	$40,984

Supplemental disclosure of cash flow information:
Income taxes paid	$275	$218
Cash paid for interest, net of capitalized interest of $118 and $54, respectively	92	259
Supplemental disclosure of non-cash information:
Payables for construction in progress	$618	$592
Business acquisition, note issued	203	835
Business acquisition, common stock issued	193	—
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 14, 2014

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle service sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, and waste antifreeze collection and recycling.  The Company also owns and operates a used oil re-refinery through which it recycles used oil into high quality lubricant base oil and byproducts. The Company's locations are in the United States and Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended June 14, 2014 do not necessarily indicate the results that may be expected for the full year.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recently completed fiscal year ended on December 28, 2013.  The current fiscal year will end on January 3, 2015. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable, valuation of inventory at lower of cost or market, valuation of goodwill and other intangible assets, and income taxes.  Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of June 14, 2014 and December 28, 2013, the carrying values of cash and cash equivalents, trade receivables, trade payables, notes payable, and contingent consideration, are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

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

The change in the carrying amount of goodwill by segment from December 28, 2013 to June 14, 2014 is as follows (in thousands)

	Environmental Services	Oil Business	Total
Balance at December 28, 2013	$5,753	$3,938	$9,691
Sav-Tech Acquisition	96	—	96
Balance at June 14, 2014	$5,849	$3,938	$9,787

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

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

On May 14, 2014, the Company, through a new subsidiary, Heritage-Crystal Clean, Ltd., acquired the outstanding stock of Sav-Tech Solvent, Inc. ("Sav-Tech"), which is based in Ontario, Canada. Sav-Tech's services included parts cleaning and containerized waste management. The Company purchased the stock of Sav-Tech in order to expand operations into Canada. The Company paid $1.4 million consisting of $1.0 million in cash at the time of closing, $0.2 million in the form of notes payable, and $0.2 million of the Company's common stock, or 12,005 shares.

The results of RFTI, RTI, and Sav-Tech are consolidated into the Company's Environmental Services segment subsequent to the closing date. The results of ULNT/RS are consolidated into the Company's Oil Business segment subsequent to the date of closing.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the each acquisition (in thousands):

	RFTI	RTI	ULNT/RS(a)	Sav-Tech(a)

Accounts receivable	$348	$136	$—	$196
Other current assets	—	—	101	7
Inventory	211	106	955	19
Property, plant, & equipment	1,283	793	1,463	691
Intangible assets	1,590	1,340	6,314	458
Goodwill	3,027	1,917	2,137	96
Accounts payable	(91)	—	—	(81)
Accrued expenses	—	—	—	(36)
Total purchase price, net of cash acquired	$6,368	$4,292	$10,970	$1,350
Less: common stock issued	1,230	1,000	—	193
Less: note issued	—	430	—	203
Less: working capital adjustment	218	(8)	—	—
Net cash paid	$4,920	$2,870	$10,970	$954
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

	Second Quarter Ended,	First Half Ended,
	June 15, 2013	June 15, 2013
Total revenues	$68,870	$134,081
Net income (loss)	553	(95)
Income (loss) per share
Basic	$0.03	$—
Diluted	0.03	—

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 14, 2014	December 28, 2013
Trade	$34,873	$29,663
Less: allowance for doubtful accounts	1,163	1,121
Trade - net	33,710	28,542
Related parties	1,965	2,045
Other	246	585
Total accounts receivable - net	$35,921	$31,172

The following table provides the changes in the Company’s allowance for doubtful accounts for the first half ended June 14, 2014 and the fiscal year ended December 28, 2013 (in thousands):

	June 14, 2014	December 28, 2013
Balance at beginning of period	$1,121	$1,244
Bad debt provision	303	444
Accounts written off, net of recoveries	(261)	(567)
Balance at end of period	$1,163	$1,121

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	June 14, 2014	December 28, 2013
Used oil and processed oil	$14,099	$12,112
Solvents and solutions	8,294	8,235
Machines	3,352	2,934
Drums and supplies	2,824	2,629
Other	1,604	1,614
Total inventory	30,173	27,524
Less: machine refurbishing reserve	233	217
Total inventory - net	$29,940	$27,307

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

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	June 14, 2014	December 28, 2013
Buildings and storage tanks (a)	$52,857	$53,106
Machinery, vehicles, and equipment (a)	34,698	33,659
Leasehold improvements (a)	2,866	2,877
Land (a)	1,070	835
Construction in progress	15,297	11,047
Total property, plant and equipment	106,788	101,524
Less: accumulated depreciation	18,959	16,485
Property, plant and equipment - net	$87,829	$85,039

	June 14, 2014	December 28, 2013
Equipment at customers	$50,329	$47,078
Less: accumulated depreciation	29,795	27,720
Equipment at customers - net	$20,534	$19,358
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known. The amounts for machinery, vehicles, and equipment and leasehold improvements have been retrospectively adjusted as of December 28, 2013 by less than $0.1 million.

Depreciation expense for the second quarters ended June 14, 2014 and June 15, 2013 were $2.2 million and $2.0 million, respectively. Depreciation expense for the first halves ended June 14, 2014 and June 15, 2013 were $4.4 million and $3.7 million, respectively.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	June 14, 2014			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships(a)	$10,896	$1,318	$9,578	$10,529	$826	$9,703
Software	4,537	2,930	1,607	4,799	2,815	1,984
Non-compete agreements(a)	2,973	946	2,027	2,794	713	2,081
Patents, formulae, and licenses(a)	1,829	405	1,424	1,825	370	1,455
Other (a)	1,102	172	930	1,008	137	871
Total software and intangible assets	$21,337	$5,771	$15,566	$20,955	$4,861	$16,094
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known. The amount for Customer & supplier relationships has been retrospectively adjusted as of December 28, 2013 by less than $0.1 million.

Amortization expense was $0.5 million for the second quarter ended June 14, 2014 and $0.2 million for second quarter ended June 15, 2013. Amortization expense was $0.9 million for the first half ended June 14, 2014 and $0.4 million for the first half ended June 15, 2013. The weighted average useful lives of software; customer relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 12 years, 15 years, 5 years, and 8 years, respectively.

The expected amortization expense for the remainder of fiscal 2014 and for fiscal years 2015, 2016, 2017, and 2018 is $1.5 million, $1.9 million, $1.7 million, $1.6 million, and $1.5 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	June 14, 2014	December 28, 2013
Accounts payable	$24,971	$17,908
Accounts payable - related parties	567	383
Total accounts payable	$25,538	$18,291

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On February 5, 2013, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $38.6 million in borrowings. As of June 14, 2014 and December 28, 2013, the Company's total borrowings were $18.6 million and $19.3 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at June 14, 2014 and December 28, 2013.

During the second quarter of fiscal 2014, the Company recorded interest of $0.1 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first half of fiscal 2014, the Company recorded interest of $0.2 million on the term loan and capitalized $0.1 million for various capital projects. During the second quarter of fiscal 2013, the Company recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the first half of fiscal 2013, the Company recorded interest of $0.2 million on the term loan and capitalized $0.1 million for various capital projects.

As of June 14, 2014 and December 28, 2013, the Company was in compliance with all covenants under the Credit Agreement. As of June 14, 2014 and December 28, 2013, the Company had $0.3 million of standby letters of credit issued, and $19.7 million was available for borrowing under the revolving loan portion of the bank credit facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

Notes Payable

At June 14, 2014 and December 28, 2013, the Company had outstanding notes payable related to business acquisitions of $1.4 million and $1.7 million, respectively, of which $0.9 million and $1.2 million were recorded as current maturities.

The Company's weighted average interest rate for all debt as of June 14, 2014 and June 15, 2013 was 1.9% and 2.5%, respectively.

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

Operating segment results for the second quarters and first halves ended June 14, 2014, and June 15, 2013 were as follows (in thousands):

Second Quarter Ended,
June 14, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,401	$34,213	$—	$38,614
Service revenues	37,249	2,218		39,467
Total revenues	$41,650	$36,431	$—	$78,081
Operating expenses
Operating costs	28,580	34,945	—	63,525
Operating depreciation and amortization	1,251	916	—	2,167
Profit before corporate selling, general, and administrative expenses	$11,819	$570	$—	$12,389
Selling, general, and administrative expenses			8,306	8,306
Depreciation and amortization from SG&A			525	525
Total selling, general, and administrative expenses			$8,831	$8,831
Other expense - net			236	236
Operating income				3,322
Interest expense – net			33	33
Income before income taxes				$3,289

Second Quarter Ended,
June 15, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$2,853	$26,053	$—	$28,906
Service revenues	32,980	1,664		34,644
Total revenues	$35,833	$27,717	$—	$63,550
Operating expenses
Operating costs	24,792	27,409	—	52,201
Operating depreciation and amortization	1,079	824	—	1,903
Profit (loss) before corporate selling, general, and administrative expenses	$9,962	$(516)	$—	$9,446
Selling, general, and administrative expenses			7,049	7,049
Depreciation and amortization from SG&A			260	260
Total selling, general, and administrative expenses			$7,309	$7,309
Other expense - net			101	101
Operating income				2,036
Interest expense – net			107	107
Income before income taxes				$1,929

First Half Ended,
June 14, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$8,645	$59,272	$—	$67,917
Service revenues	71,914	4,215		76,129
Total revenues	$80,559	$63,487	$—	$144,046
Operating expenses
Operating costs	57,459	63,431	—	120,890
Operating depreciation and amortization	2,505	1,803	—	4,308
Profit (loss) before corporate selling, general, and administrative expenses	$20,595	$(1,747)	$—	$18,848
Selling, general, and administrative expenses			17,149	17,149
Depreciation and amortization from SG&A			1,010	1,010
Total selling, general, and administrative expenses			$18,159	$18,159
Other expense - net			185	185
Operating income				504
Interest expense – net			86	86
Income before income taxes				$418

First Half Ended,
June 15, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,523	$49,941	$—	$55,464
Service revenues	65,101	2,992		68,093
Total revenues	$70,624	$52,933	$—	$123,557
Operating expenses
Operating costs	50,340	54,147	—	104,487
Operating depreciation and amortization	2,160	1,438	—	3,598
Profit (loss) before corporate selling, general, and administrative expenses	$18,124	$(2,652)	$—	$15,472
Selling, general, and administrative expenses			13,640	13,640
Depreciation and amortization from SG&A			424	424
Total selling, general, and administrative expenses			$14,064	$14,064
Other expense - net			93	93
Operating income				1,315
Interest expense – net			213	213
Income before income taxes				$1,102

Total assets by segment as of June 14, 2014 and December 28, 2013 were as follows (in thousands):

	June 14, 2014	December 28, 2013
Total Assets:
Environmental Services	$77,901	$80,451
Oil Business	119,851	110,040
Unallocated Corporate Assets	24,838	25,467
Total	$222,590	$215,958

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

The Company has purchase obligations in the form of open purchase orders of $20.0 million as of June 14, 2014, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 14, 2014 and December 28, 2013, the Company had accrued $0.5 million and $0.4 million related to loss contingencies, respectively.

(12)    INCOME TAXES

In fiscal 2011, the Company deducted for federal income tax purposes 100% bonus depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011. Therefore, the Company recorded a noncurrent deferred tax liability to reflect the temporary book-tax difference for the resulting inability to deduct the federal income tax depreciation on those same 2011 capital expenditures in future years. As a result of the temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. In addition, in fiscal 2012 and 2013, the Company deducted 50% bonus depreciation for federal income tax purposes on certain capital expenditures. These deductions added $2.0 million to the NOL in fiscal 2012 and provided for an additional deduction from taxable income of an estimated $3.0 million in fiscal 2013. The balance on the NOL as of June 14, 2014 was $33.6 million. As of June 14, 2014, the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $12.4 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At June 14, 2014, deferred tax assets do not include $0.9 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the second quarter of fiscal 2014 was 39.6% compared to 45.2% in the second quarter of fiscal 2013. The rate decrease is attributed to discrete items having a more favorable effect on the rate in fiscal 2014 than in the same period in fiscal 2013. The Company's effective tax rate for the first half of fiscal 2014 was 16.5% compared to 42.2% in the first half of fiscal 2013. The rate decrease is attributable to year-to-date pre-tax income being relatively low compared to the favorable discrete items such as the release of reserves on uncertain tax positions for 2011 and 2012, as well as to tax credits received in fiscal 2014 for the prior year.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $0.2 million and $0.3 million for uncertain tax positions as of June 14, 2014 and December 28, 2013, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(13)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of June 14, 2014, the number of shares available for issuance under the Plan was 649,387 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 28, 2013	579,614	$10.98	4.35	$5,133
Exercised	—	—
Options outstanding at June 14, 2014	579,614	$10.98	3.89	$3,533

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 3, 2014, 18,666 restricted shares that had been granted for service in fiscal 2013 vested. On May 1, 2014, the Company granted 17,772 restricted shares for service in fiscal 2014. Expense related to the Board of Directors' restricted stock in the first halves of fiscal 2014 and 2013 was $0.1 million and $0.1 million, respectively. As of June 14, 2014, there was $0.2 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2014.

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

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 LTIP. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.2 million and $0.3 million of unrecognized compensation expense remaining related to these awards as of June 14, 2014 and December 28, 2013 respectively. In the first halves of fiscal 2014 and 2013, $0.2 million and $0.2 million of compensation expense was recorded related to these awards, respectively.

In February 2013, the Company granted 10,000 restricted shares to a member of management based on the performance of the individual in fiscal 2012 and having met certain goals. The restricted shares are subject to a graded vesting schedule over a three year period. There was less than $0.1 million of unrecognized compensation expense remaining related to this award as of June 14, 2014 and December 28, 2013. In each of the first halves of fiscal 2014 and 2013, less than $0.1 million of compensation expense was recorded related to this award.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2015. There was approximately $1.4 million and $1.7 million in unrecognized compensation expense remaining related to these awards as of June 14, 2014 and December 28, 2013, respectively. In the first halves of fiscal 2014 and 2013, $0.3 million and $0.2 million of compensation expense was recorded related to these awards, respectively.

In February 2014, as part of management's annual compensation for fiscal 2014, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2014. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2014, based on the Company's assessment as to the probability that the performance criteria would be achieved. As such, there was approximately $1.7 million in unrecognized compensation expense relating to these awards as of June 14, 2014. In the first half of fiscal 2014, $0.2 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the period ended June 14, 2014:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 28, 2013	100,052	$16.97
Granted	149,879	16.59
Vested	(76,935)	15.73
Nonvested shares outstanding at June 14, 2014	172,996	$17.19

Employee Stock Purchase Plan

As of June 14, 2014, the Company had reserved 152,265 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008, including 125,000 additional shares made available for purchase under the Plan at the Company's fiscal 2014 annual meeting. In the first half of fiscal 2014, employees purchased 11,942 shares of the Company’s common stock with a weighted average fair market value of $17.71 per share.

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters of fiscal 2014 and 2013, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	Second Quarter Ended,		First Half Ended,
	June 14, 2014	June 15, 2013	June 14, 2014	June 15, 2013
Net income	$1,985	$1,057	$349	$637
Less: Income attributable to noncontrolling interest	56	26	79	46
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$1,929	$1,031	$270	$591

Weighted average basic shares outstanding	18,423	18,138	18,412	18,125
Dilutive shares for share–based compensation plans	358	318	326	324
Weighted average diluted shares outstanding	18,781	18,456	18,738	18,449

Net income per share: basic	$0.10	$0.06	$0.01	$0.03
Net income per share: diluted	$0.10	$0.06	$0.01	$0.03

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2014. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2013 filed with the SEC on March 3, 2014. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods ended June 14, 2014 and June 15, 2013, each referred to as "quarter ended" or "second quarter ended" or "second fiscal quarter" and "first half" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and we own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 76 branch facilities providing services to customers in 43 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, and antifreeze recycling. Revenues from this segment accounted for approximately 55.9% of our total company revenues for the first half of fiscal 2014. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities and accounted for 44.1% of our total company revenues in the first half of fiscal 2014.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery currently has a nameplate capacity of approximately 65 million gallons of used oil feedstock per year when operating at full capacity. During the second quarter of fiscal 2014, we produced base oil at a rate of approximately 100% of nameplate capacity.

On May 14, 2014, through a new subsidiary, Heritage-Crystal Clean, Ltd., we acquired the outstanding stock of Sav-Tech Solvent, Inc. ("Sav-Tech"), which is based in Ontario, Canada. Sav-Tech's services included parts cleaning and containerized waste management. We purchased the stock of Sav-Tech in order to expand operations into Canada. We paid $1.4 million consisting of $1.0 million in cash at the time of closing, $0.2 million in the form of notes payable, and $0.2 million of our common stock, or 12,005 shares.

For further discussion on our acquisitions, see Note 3 in our consolidated financial statements included elsewhere in this document.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	Second Quarter Ended,				First Half Ended,
	June 14, 2014		June 15, 2013		June 14, 2014		June 15, 2013

Revenues
Product revenues	$38,614	49.5%	$28,906	45.5%	$67,917	47.1%	$55,464	44.9%
Service revenues	39,467	50.5%	34,644	54.5%	76,129	52.9%	68,093	55.1%
Total Revenues	$78,081	100.0%	$63,550	100.0%	$144,046	100.0%	$123,557	100.0%
Operating expenses -
Operating costs	$63,525	81.4%	$52,201	82.1%	$120,890	83.9%	$104,487	84.6%
Selling, general and administrative expenses	8,306	10.6%	7,049	11.1%	17,149	11.9%	13,640	11.0%
Depreciation and amortization	2,692	3.4%	2,163	3.4%	5,318	3.7%	4,022	3.3%
Other expense - net	236	0.3%	101	0.2%	185	0.1%	93	0.1%
Operating income	3,322	4.3%	2,036	3.2%	504	0.3%	1,315	1.1%
Interest expense – net	33	—%	107	0.2%	86	0.1%	213	0.2%
Income before income taxes	3,289	4.2%	1,929	3.0%	418	0.3%	1,102	0.9%
Provision for income taxes	1,304	1.7%	872	1.4%	69	—%	465	0.4%
Net income	1,985	2.5%	1,057	1.7%	349	0.2%	637	0.5%
Income attributable to noncontrolling interest	56	0.1%	26	—%	79	0.1%	46	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,929	2.5%	$1,031	1.6%	$270	0.2%	$591	0.5%

Revenues

For the second quarter of fiscal 2014, revenues increased $14.5 million, or 22.9%, from $63.6 million in the second quarter of fiscal 2013 to $78.1 million in the second quarter of fiscal 2014. For the first half of fiscal 2014, revenues increased $20.5 million, or 16.6%, from $123.6 million in the first half of fiscal 2013 to $144.0 million in the first half of fiscal 2014. Revenues in the Environmental Services segment increased through volume growth and improved pricing, as well as through revenues from our antifreeze line of business. Oil Business revenues increased as a result of the increase in volume of base oil and re-refinery byproducts sold in the first half of 2014, compared to the first half of fiscal 2013. However, the market selling price for the type of re-refined base oil we produce declined from the second quarter of fiscal 2013 to the second quarter of fiscal 2014.

Operating expenses

Operating costs

Operating costs increased $11.3 million, or 21.7%, from the second quarter of fiscal 2013 to the second quarter of fiscal 2014. For the first half of fiscal 2014, operating costs increased $16.4 million, or 15.7%, from $104.5 million in the first half of fiscal 2013 to $120.9 million in the first half of fiscal 2014. Operating costs decreased slightly as a percentage of revenues compared to the prior year as a result of our ability to leverage fixed costs as we grew our business.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues but rather as a reduction in our net cost of solvent under operating costs. Sales of reuse solvent provided a benefit during the second quarter of fiscal 2014 of $0.2 million compared to a benefit of $0.1 million in the second quarter of fiscal 2013. Sales of reuse solvent had an immaterial impact during the first half of fiscal 2014, compared to a benefit of $0.3 million in the first half of fiscal 2013.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1.3 million, or 17.8%, from the second quarter of fiscal 2013 to the second quarter of fiscal 2014. SG&A decreased as a percentage of revenues from 11.1% in the second quarter of fiscal 2013 to 10.6% as we were able to grow revenues at a faster pace than SG&A costs during the second quarter of fiscal 2014. In addition, we did not incur certain one-time costs for research and development and relocation that were incurred in the second quarter of fiscal 2013. For the first half of fiscal 2014, selling, general, and administrative expenses increased $3.5 million, or 25.7%, from $13.6 million in the first half of fiscal 2013 to $17.1 million in the first half of fiscal 2014. The increase in SG&A as a percentage of revenues is the result of due diligence costs related to potential acquisitions and increased personnel costs and professional services fees. Due diligence costs were $0.4 million in the second quarter of fiscal 2014 and $1.6 million in the first half of fiscal 2014.

Interest expense

Interest expense for the second quarter of fiscal 2014 was less than $0.1 million, and interest expense for the second quarter of fiscal 2013 was $0.1 million. In the second quarters of fiscal 2014 and 2013, we capitalized less than $0.1 million in interest. Interest expense for the first half of fiscal 2014 was $0.1 million, compared to interest expense of $0.2 million in the first half of fiscal 2013. In the first half of fiscal 2014, we capitalized $0.1 million in interest compared to less than $0.1 million in the first half of fiscal 2013. Interest expense decreased from the first half of fiscal 2013 to the first half of fiscal 2014 as a result of a lower balance on our outstanding debt. In addition, we were able to capitalize more interest related to our re-refinery expansion.

Provision for income taxes

Our effective tax rate for the second quarter of fiscal 2014 was 39.6% compared to 45.2% in second quarter of fiscal 2013. Our effective tax rate for the first half of fiscal 2014 was 16.5% compared to 42.2% in the first half of fiscal 2013. The rate decrease is attributed to discrete items having a more favorable effect on the rate in fiscal 2014 than in the same period in fiscal 2013. The rate decrease in the first half of fiscal 2014 compared to the first half of fiscal 2013 is attributable to year to date pre-tax income being relatively low compared to the favorable discrete items such as the release of reserves on uncertain tax positions for 2011 and 2012, as well as to tax credits received in fiscal 2014 for the prior year.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Second Quarter Ended,		Increase

	June 14, 2014	June 15, 2013	$	%

Revenues:
Environmental Services	$41,650	$35,833	$5,817	16.2%
Oil Business	36,431	27,717	8,714	31.4%
Total	$78,081	$63,550	$14,531	22.9%

	First Half Ended,		Increase

	June 14, 2014	June 15, 2013	$	%

Revenues:
Environmental Services	$80,559	$70,624	$9,935	14.1%
Oil Business	63,487	52,933	10,554	19.9%
Total	$144,046	$123,557	$20,489	16.6%

In the second quarter of fiscal 2014, Environmental Services revenues increased $5.8 million, or 16.2%, from $35.8 million in the second quarter of fiscal 2013 to $41.7 million in the second quarter of fiscal 2014. For the first half of fiscal 2014, Environmental Services revenues increased $9.9 million, or 14.1%, from $70.6 million in the first half of fiscal 2013 to $80.6 million in the first half of fiscal 2014. We experienced increased revenues from our antifreeze acquisitions of $2.9 million for the first half of 2014.

Revenues grew in all Environmental Services business lines which included parts cleaning, containerized waste, and vacuum truck services from a combination of higher pricing and increased volume. At the end of the second quarter of fiscal 2014, the Environmental Services segment was operating in 76 branch locations compared with 73 at the end of the second quarter of fiscal 2013.  There were 73 branches that were in operation during both the second quarters of fiscal 2014 and fiscal 2013. Same branch revenues increased $4.0 million, or 11.3%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. For the first half of fiscal 2014, same branch revenues increased $6.1 million, or 8.8% compared to the same period in fiscal 2013.

In the second quarter of fiscal 2014, Oil Business revenues increased $8.7 million compared to the second quarter of fiscal 2013 due to increased volumes at the used oil re-refinery. During the second quarter of fiscal 2014, we sold approximately 9.2 million gallons of base oil compared to the second quarter of fiscal 2013, when we sold approximately 6.5 million gallons of base oil. However, base oil pricing declined in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. For the first half of fiscal 2014, Oil Business revenues increased $10.6 million, or 19.9%, from $52.9 million in the first half of fiscal 2013 to $63.5 million in the first half of fiscal 2014. In the first half of fiscal 2014, we sold approximately 16.4 million gallons of base oil compared to the first half of fiscal 2013, when we sold approximately 13.1 million gallons. However, base oil pricing declined in the first half of fiscal 2014 compared to the first half of fiscal 2013.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	Second Quarter Ended,		Increase

	June 14, 2014	June 15, 2013	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$11,819	$9,962	$1,857	18.6%
Oil Business	570	(516)	1,086	N/A
Total	$12,389	$9,446	$2,943	31.2%

	First Half Ended,		Increase

	June 14, 2014	June 15, 2013	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$20,595	$18,124	$2,471	13.6%
Oil Business	(1,747)	(2,652)	905	34.1%
Total	$18,848	$15,472	$3,376	21.8%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 18.6% in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013. Environmental Services profit before SG&A increased 13.6% in the first half of fiscal 2014, as compared to the first half of fiscal 2013. The improvement in profit before corporate SG&A was due to sales volume and pricing increasing at a faster rate than our operating costs in this segment.

Oil Business income before corporate SG&A increased $1.1 million in the second quarter of fiscal 2014, from a loss of $0.5 million in the second quarter of fiscal 2013, to income of $0.6 million in the second quarter of fiscal 2014. Oil Business loss before SG&A decreased $0.9 million in the first half of fiscal 2014, as compared to the first half of fiscal 2013. We believe the improvement in profit before corporate SG&A during the second quarter of fiscal 2014 would have been greater compared to the second quarter of fiscal 2013 if we did not experience lower base oil selling prices.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 14, 2014 and December 28, 2013, cash and cash equivalents were $18.0 million and $22.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On February 5, 2013, we entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $38.6 million in borrowings. As of June 14, 2014 and December 28, 2013, our total borrowings were $18.6 million and $19.3 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at June 14, 2014 and December 28, 2013.

During the second quarter of fiscal 2014, we recorded interest of $0.1 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first half of fiscal 2014, we recorded interest of $0.2 million on the term loan and capitalized $0.1 million for various capital projects. During the second quarter of fiscal 2013, we recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the first half of fiscal 2013, we recorded interest of $0.2 million on the term loan and capitalized $0.1 million for various capital projects.

As of June 14, 2014 and December 28, 2013, we were in compliance with all covenants under the Credit Agreement. As of June 14, 2014 and December 28, 2013, we had $0.3 million of standby letters of credit issued, and $19.7 million was available for borrowing under the credit facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

At June 14, 2014 and December 28, 2013, we had outstanding notes payable related to business acquisitions of $1.4 million and $1.7 million, respectively, of which $0.9 million and $1.2 million were recorded as current maturities.

Our weighted average interest rate for all debt outstanding as of June 14, 2014 and June 15, 2013, 2013 was 1.9% and 2.5%, respectively.

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

Summary of Cash Flow Activity

	First Half Ended,
	(In Thousands)
	June 14, 2014	June 15, 2013
Net cash provided by (used in):
Operating activities	$6,913	$2,425
Investing activities	(10,183)	(9,019)
Financing activities	(1,333)	(188)
Net decrease in cash and cash equivalents	$(4,603)	$(6,782)

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2014 and the first half of fiscal 2013 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Payable — Our increase in accounts payable due to increased volume and activity positively impacted cash flows from operations by $7.7 million in the first half of fiscal 2014 compared to the first half of fiscal 2013.

•
Earnings decline — Our decrease in net income in the first half of fiscal 2014 negatively impacted our net cash provided by operating activities by $0.3 million compared to the first half of fiscal 2013.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $9.2 million and $6.6 million for capital expenditures and software and intangible assets during the first halves of fiscal 2014 and fiscal 2013, respectively.  During the first half of fiscal 2014, we spent $3.5 million for capital improvements, including the expansion project, at the used oil re-refinery compared to $3.3 million on capital improvements at the re-refinery in the first half of fiscal 2013. Additionally, in the first half of fiscal 2014, approximately $3.1 million of the capital expenditures were for purchases of parts cleaning machines compared to $2.4 million in the first half of fiscal 2013.  The remaining $2.6 million in the first half of fiscal 2014 was for other items including vehicles, computer equipment, leasehold improvements, and intangible assets consistent with $0.9 million spent in the first half of fiscal 2013.

•
Acquisitions — In the first half of fiscal 2013, we used $2.4 million for the purchases of certain assets of Mirachem. In the first half of fiscal 2014, we used $1.0 million for the purchase of the stock of Sav-Tech.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the second quarter of fiscal 2014 were $18.8 million, and the annual effective interest rate for the credit facility for the second quarter of fiscal 2014 was 2.1%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.2 million to our interest expense in the second quarter of fiscal 2014.

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

There was no change in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2014 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2014, the Company issued 12,005 shares of common stock, valued at $0.2 million, to the owners of Sav-Tech, Inc. as part of the consideration paid in the purchase of its outstanding stock.

ITEM 6.  EXHIBITS

21.1	Subsidiaries of Heritage-Crystal Clean, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 24, 2014	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer