Form 10-Q
period 2014-09-06
Heritage-Crystal Clean, Inc.
filed 2014-10-16
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 6, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On October 10, 2014, there were outstanding 18,629,184 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 6, 2014	December 28, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,890	$22,632
Accounts receivable - net	36,272	31,172
Inventory - net	30,160	27,307
Deferred income taxes	1,318	1,004
Other current assets	5,587	3,661
Total Current Assets	89,227	85,776
Property, plant and equipment - net	90,294	85,039
Equipment at customers - net	20,979	19,358
Software and intangible assets - net	15,508	16,094
Goodwill	9,798	9,691
Total Assets	$225,806	$215,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,778	$18,291
Current maturities of long-term debt and term loan	2,420	2,906
Accrued salaries, wages, and benefits	3,641	4,145
Taxes payable	1,923	1,292
Other accrued expenses	2,638	2,730
Total Current Liabilities	34,400	29,364
Term loan, less current maturities	16,750	17,500
Long-term debt, less current maturities	147	552
Deferred income taxes	11,296	9,238
Total Liabilities	$62,593	$56,654

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 18,447,586 and 18,360,282 shares issued and outstanding at September 6, 2014 and December 28, 2013, respectively	$184	$184
Additional paid-in capital	147,348	146,043
Retained earnings	14,824	12,143
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	162,356	158,370
Noncontrolling interest	857	934
Total Equity	$163,213	$159,304
Total Liabilities and Stockholders' Equity	$225,806	$215,958

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013

Revenues
Product revenues	$38,532	$32,302	$106,449	$87,766
Service revenues	39,384	35,301	115,513	103,394
Total revenues	$77,916	$67,603	$221,962	$191,160

Operating expenses
Operating costs	$62,588	$55,698	$183,478	$160,185
Selling, general, and administrative expenses	8,183	7,051	25,332	20,691
Depreciation and amortization	2,593	2,224	7,911	6,246
Other expense - net	172	138	357	231
Operating income	4,380	2,492	4,884	3,807
Interest expense – net	24	97	110	310
Income before income taxes	4,356	2,395	4,774	3,497
Provision for income taxes	1,942	1,061	2,011	1,526
Net income	2,414	1,334	2,763	1,971
Income attributable to noncontrolling interest	3	26	82	72
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$2,411	$1,308	$2,681	$1,899

Net income per share: basic	$0.13	$0.07	$0.15	$0.10
Net income per share: diluted	$0.13	$0.07	$0.14	$0.10

Number of weighted average shares outstanding: basic	18,446	18,272	18,423	18,174
Number of weighted average shares outstanding: diluted	18,810	18,585	18,762	18,494

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at December 28, 2013	18,360,282	$184	$146,043	$12,143	$158,370	$934	$159,304
Net income	—	—	—	2,681	2,681	82	2,763
Distribution	—	—	—	—	—	(159)	(159)
Issuance of common stock - Acquisition	12,005	—	193	—	193	—	193
Issuance of common stock – ESPP	18,700	—	319	—	319	—	319
Share-based compensation	56,599	—	793	—	793	—	793
Balance at September 6, 2014	18,447,586	$184	$147,348	$14,824	$162,356	$857	$163,213

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 6, 2014	September 7, 2013
Cash flows from Operating Activities:
Net income	$2,763	$1,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,911	6,246
Bad debt provision	352	446
Share-based compensation	793	808
Loss on disposal of property, plant, and equipment	271	5
Deferred taxes	1,745	1,274
Other, net	34	28
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,256)	(8,547)
(Increase) decrease in inventory	(2,833)	36
Increase in other current assets	(1,917)	(1,439)
Increase in accounts payable	7,156	1,439
Increase in accrued expenses	290	2,375
Cash provided by operating activities	$11,309	$4,642

Cash flows from Investing Activities:
Capital expenditures	$(15,098)	$(10,625)
Business acquisitions, net of cash acquired	(954)	(10,195)
Cash used in investing activities	$(16,052)	$(20,820)

Cash flows from Financing Activities:
Proceeds from Term Loan	$—	$750
Payments on Term Loan	(1,000)	(750)
Payments of notes payable	(869)	(688)
Payments of contingent consideration	(290)	(423)
Distributions to noncontrolling interest	(159)	—
Proceeds from the issuance of common stock	319	335
Proceeds from the exercise of stock options	—	76
Cash used in financing activities	$(1,999)	$(700)
Net decrease in cash and cash equivalents	(6,742)	(16,878)
Cash and cash equivalents, beginning of period	22,632	47,766
Cash and cash equivalents, end of period	$15,890	$30,888

Supplemental disclosure of cash flow information:
Income taxes paid	$275	$218
Cash paid for interest, net of capitalized interest of $189 and $84, respectively	106	354
Supplemental disclosure of non-cash information:
Payables for construction in progress	$353	$466
Business acquisition, note issued	203	1,235
Business acquisition, common stock issued	193	2,230
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 6, 2014

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle service sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, and waste antifreeze collection and recycling.  The Company also owns and operates a used oil re-refinery through which it recycles used oil into high quality lubricant base oil and byproducts. The Company's locations are in the United States and Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended September 6, 2014 do not necessarily indicate the results that may be expected for the full year.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recently completed fiscal year ended on December 28, 2013.  The current fiscal year will end on January 3, 2015. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, antifreeze, and accessories; and service revenues include servicing of parts cleaning machines, drum waste removal services, vacuum truck services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, byproducts, and used oil; and service revenues include revenues from collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Operating Costs

Within operating costs is cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvents and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to generators for used oil, transportation out to customers, and most of the costs for operating the used oil re-refinery.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, contingent consideration, and term debt.  As of September 6, 2014 and December 28, 2013, the carrying values of cash and cash equivalents, trade receivables, trade payables, notes payable, and contingent consideration, are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

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

The results of Sav-Tech are consolidated into the Company's Environmental Services segment subsequent to the closing date. The results of ULNT/RS are consolidated into the Company's Oil Business segment subsequent to the date of closing.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the each acquisition (in thousands):

	ULNT/RS	Sav-Tech

Accounts receivable	$—	$196
Other current assets	101	7
Inventory	955	19
Property, plant, & equipment	1,463	691
Intangible assets	6,314	458
Goodwill	2,137	96
Accounts payable	—	(81)
Accrued expenses	—	(36)
Total purchase price, net of cash acquired	$10,970	$1,350
Less: common stock issued	—	193
Less: note issued	—	203
Less: working capital adjustment	—	—
Net cash paid	$10,970	$954
______________
The Company is continuing to evaluate the purchase price allocations. Preliminary purchase price allocations are tentative and subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented above.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the ULNT/RS acquisition had occurred December 30, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the period presented.

	Third Quarter Ended,	First Three Quarters Ended,
	September 7, 2013	September 7, 2013
Total revenues	$71,897	$202,611
Net income	1,245	1,684
Income per share
Basic	$0.07	$0.10
Diluted	0.07	0.09

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 6, 2014	December 28, 2013
Trade	$34,167	$29,663
Less: allowance for doubtful accounts	1,061	1,121
Trade - net	33,106	28,542
Related parties	2,715	2,045
Other	451	585
Total accounts receivable - net	$36,272	$31,172

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 6, 2014 and the fiscal year ended December 28, 2013 (in thousands):

	September 6, 2014	December 28, 2013
Balance at beginning of period	$1,121	$1,244
Bad debt provision	352	444
Accounts written off, net of recoveries	(412)	(567)
Balance at end of period	$1,061	$1,121

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	September 6, 2014	December 28, 2013
Used oil and processed oil	$12,987	$12,112
Solvents and solutions	9,173	8,235
Machines	3,665	2,934
Drums and supplies	2,923	2,629
Other	1,654	1,614
Total inventory	30,402	27,524
Less: machine refurbishing reserve	242	217
Total inventory - net	$30,160	$27,307

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

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	September 6, 2014	December 28, 2013
Buildings and storage tanks (a)	$52,842	$53,106
Machinery, vehicles, and equipment (a)	36,075	33,659
Leasehold improvements (a)	2,842	2,877
Land (a)	1,064	835
Construction in progress	17,464	11,047
Total property, plant and equipment	110,287	101,524
Less: accumulated depreciation	19,993	16,485
Property, plant and equipment - net	$90,294	$85,039

	September 6, 2014	December 28, 2013
Equipment at customers	$51,456	$47,078
Less: accumulated depreciation	30,477	27,720
Equipment at customers - net	$20,979	$19,358
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known. The amounts for machinery, vehicles, and equipment and leasehold improvements have been retrospectively adjusted as of December 28, 2013 by less than $0.1 million.

Depreciation expense for the third quarters ended September 6, 2014 and September 7, 2013 were $2.1 million and $2.0 million, respectively. Depreciation expense for the first three quarters ended September 6, 2014 and September 7, 2013 were $6.5 million and $5.7 million, respectively.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	September 6, 2014			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships(a)	$10,895	$1,547	$9,348	$10,529	$826	$9,703
Software	4,999	2,997	2,002	4,799	2,815	1,984
Non-compete agreements(a)	2,973	1,063	1,910	2,794	713	2,081
Patents, formulae, and licenses(a)	1,829	432	1,397	1,825	370	1,455
Other (a)	1,058	207	851	1,008	137	871
Total software and intangible assets	$21,754	$6,246	$15,508	$20,955	$4,861	$16,094
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known. The amount for customer & supplier relationships has been retrospectively adjusted as of December 28, 2013 by less than $0.1 million.

Amortization expense was $0.5 million for the third quarter ended September 6, 2014 and $0.2 million for third quarter ended September 7, 2013. Amortization expense was $1.4 million for the first three quarters ended September 6, 2014 and $0.6 million for the first three quarters ended September 7, 2013. The weighted average useful lives of software; customer relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 12 years, 15 years, 5 years, and 8 years, respectively.

The expected amortization expense for the remainder of fiscal 2014 and for fiscal years 2015, 2016, 2017, and 2018 is $0.6 million, $1.9 million, $1.7 million, $1.6 million, and $1.5 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	September 6, 2014	December 28, 2013
Accounts payable	$23,410	$17,908
Accounts payable - related parties	368	383
Total accounts payable	$23,778	$18,291

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On February 5, 2013, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $40.0 million in borrowings. As of September 6, 2014 and December 28, 2013, the Company's outstanding borrowings were $18.3 million and $19.3 million, respectively, under the term loan which has a maturity date of February 5, 2018.

The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at September 6, 2014 and December 28, 2013. As of September 6, 2014 and December 28,

2013, the Company had $0.4 million of standby letters of credit issued, and $19.6 million was available for borrowing under the revolving loan portion of the bank credit facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

As of September 6, 2014 and December 28, 2013, the Company was in compliance with all covenants under the Credit Agreement.

During the third quarter of fiscal 2014, the Company recorded interest of $0.1 million on the term loan and capitalized $0.1 million for various capital projects. During the first three quarters of fiscal 2014, the Company recorded interest of $0.3 million on the term loan and capitalized $0.2 million for various capital projects. During the third quarter of fiscal 2013, the Company recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the first three quarters of fiscal 2013, the Company recorded interest of $0.3 million on the term loan and capitalized $0.1 million for various capital projects.

Notes Payable

At September 6, 2014 and December 28, 2013, the Company had outstanding notes payable related to business acquisitions of $1.1 million and $1.7 million, respectively, of which $0.9 million and $1.2 million were recorded as current maturities.

The Company's weighted average interest rate for all debt as of September 6, 2014 and September 7, 2013 was 1.9% and 2.5%, respectively.

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

Operating segment results for the third quarters and first three quarters ended September 6, 2014, and September 7, 2013 were as follows (in thousands):

Third Quarter Ended,
September 6, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,270	$34,262	$—	$38,532
Service revenues	37,535	1,849		39,384
Total revenues	$41,805	$36,111	$—	$77,916
Operating expenses
Operating costs	28,645	33,943	—	62,588
Operating depreciation and amortization	1,208	893	—	2,101
Profit before corporate selling, general, and administrative expenses	$11,952	$1,275	$—	$13,227
Selling, general, and administrative expenses			8,183	8,183
Depreciation and amortization from SG&A			492	492
Total selling, general, and administrative expenses			$8,675	$8,675
Other expense - net			172	172
Operating income				4,380
Interest expense – net			24	24
Income before income taxes				$4,356

Third Quarter Ended,
September 7, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$3,498	$28,804	$—	$32,302
Service revenues	33,176	2,125		35,301
Total revenues	$36,674	$30,929	$—	$67,603
Operating expenses
Operating costs	26,790	28,908	—	55,698
Operating depreciation and amortization	1,160	790	—	1,950
Profit before corporate selling, general, and administrative expenses	$8,724	$1,231	$—	$9,955
Selling, general, and administrative expenses			7,051	7,051
Depreciation and amortization from SG&A			274	274
Total selling, general, and administrative expenses			$7,325	$7,325
Other expense - net			138	138
Operating income				2,492
Interest expense – net			97	97
Income before income taxes				$2,395

First Three Quarters Ended,
September 6, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$12,915	$93,534	$—	$106,449
Service revenues	109,449	6,064		115,513
Total revenues	$122,364	$99,598	$—	$221,962
Operating expenses
Operating costs	86,104	97,374	—	183,478
Operating depreciation and amortization	3,713	2,696	—	6,409
Profit (loss) before corporate selling, general, and administrative expenses	$32,547	$(472)	$—	$32,075
Selling, general, and administrative expenses			25,332	25,332
Depreciation and amortization from SG&A			1,502	1,502
Total selling, general, and administrative expenses			$26,834	$26,834
Other expense - net			357	357
Operating income				4,884
Interest expense – net			110	110
Income before income taxes				$4,774

First Three Quarters Ended,
September 7, 2013
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$9,020	$78,746	$—	$87,766
Service revenues	98,278	5,116		103,394
Total revenues	$107,298	$83,862	$—	$191,160
Operating expenses
Operating costs	77,129	83,056	—	160,185
Operating depreciation and amortization	3,320	2,228	—	5,548
Profit (loss) before corporate selling, general, and administrative expenses	$26,849	$(1,422)	$—	$25,427
Selling, general, and administrative expenses			20,691	20,691
Depreciation and amortization from SG&A			698	698
Total selling, general, and administrative expenses			$21,389	$21,389
Other expense - net			231	231
Operating income				3,807
Interest expense – net			310	310
Income before income taxes				$3,497

Total assets by segment as of September 6, 2014 and December 28, 2013 were as follows (in thousands):

	September 6, 2014	December 28, 2013
Total Assets:
Environmental Services	$78,312	$80,451
Oil Business	121,837	110,040
Unallocated Corporate Assets	25,657	25,467
Total	$225,806	$215,958

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

The Company has purchase obligations in the form of open purchase orders of $17.9 million as of September 6, 2014, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 6, 2014 and December 28, 2013, the Company had accrued $0.4 million related to loss contingencies.

(12)    INCOME TAXES

In fiscal 2011, the Company deducted for federal income tax purposes 100% bonus depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011. Therefore, the Company recorded a noncurrent deferred tax liability to reflect the temporary book-tax difference for the resulting inability to deduct the federal income tax depreciation on those same 2011 capital expenditures in future years. As a result of the temporary differences related to the tax treatment of the federal bonus depreciation, the Company recorded a gross Net Operating Loss ("NOL") of $44.7 million, which will expire in 2031. In addition, in fiscal 2012 and 2013, the Company deducted 50% bonus depreciation for federal income tax purposes on certain capital expenditures. The balance on the NOL as of September 6, 2014 was $29.5 million. As of September 6, 2014, the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $12.3 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At September 6, 2014, deferred tax assets do not include $0.9 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the third quarter of fiscal 2014 was 44.6% compared to 44.3% in the third quarter of fiscal 2013. The Company's effective tax rate for the first three quarters of fiscal 2014 was 42.1% compared to 43.6% in the first three quarters of fiscal 2013. This rate decrease is attributable to relatively favorable tax treatment of discrete items such as the release of reserves on uncertain tax positions for 2011 and 2012 as well as tax credits received in 2014 for the prior year.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $0.2 million and $0.3 million for uncertain tax positions as of September 6, 2014 and December 28, 2013, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(13)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of September 6, 2014, the number of shares available for issuance under the Plan was 649,387 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 28, 2013	579,614	$10.98	4.35	$5,133
Exercised	—	—
Options outstanding at September 6, 2014	579,614	$10.98	3.66	$3,423

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 3, 2014, 18,666 restricted shares that had been granted for service in fiscal 2013 vested. On May 1, 2014, the Company granted 17,772 restricted shares for service in fiscal 2014. Expense related to the Board of Directors' restricted stock in each of the first three quarters of fiscal 2014 and 2013 was $0.2 million. As of September 6, 2014, there was $0.1 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2014.

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

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 LTIP. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. There was approximately $0.1 million and $0.3 million of unrecognized compensation expense remaining related to these awards as of September 6, 2014 and December 28, 2013 respectively. In each of the first three quarters of fiscal 2014 and 2013, $0.2 million of compensation expense was recorded related to these awards.

In February 2013, the Company granted 10,000 restricted shares to a member of management based on the performance of the individual in fiscal 2012 and having met certain goals. The restricted shares are subject to a graded vesting schedule over a three year period. There was less than $0.1 million of unrecognized compensation expense remaining related to this award as of September 6, 2014 and December 28, 2013. In each of the first three quarters of fiscal 2014 and 2013, less than $0.1 million of compensation expense was recorded related to this award.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2015. There was approximately $1.2 million and $1.7 million in unrecognized compensation expense remaining related to these awards as of September 6, 2014 and December 28, 2013, respectively. In the first three quarters of fiscal 2014 and 2013, $0.4 million and $0.3 million of compensation expense was recorded related to these awards, respectively.

In February 2014, as part of management's annual compensation for fiscal 2014, the Company approved a plan to grant certain members of management restricted shares in the future based on the Company's performance in fiscal 2014. Based on the relevant guidance, the Company determined that the service inception date for these awards was prior to the grant date and therefore began accruing compensation expense in fiscal 2014, based on the Company's assessment as to the probability that the performance criteria would be achieved. As such, there was approximately $1.6 million in unrecognized compensation expense relating to these awards as of September 6, 2014. In the first three quarters of fiscal 2014, $0.3 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the period ended September 6, 2014:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 28, 2013	100,052	$16.97
Granted	149,879	$16.59
Vested	(76,935)	$15.73
Nonvested shares outstanding at September 6, 2014	172,996	$17.19

Employee Stock Purchase Plan

As of September 6, 2014, the Company had reserved 145,507 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008, including 125,000 additional shares made available for purchase under the Plan at the Company's fiscal 2014 annual meeting. In the first three quarters of fiscal 2014, employees purchased 18,700 shares of the Company’s common stock with a weighted average fair market value of $17.95 per share.

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters and first three quarters of fiscal 2014 and 2013, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	Third Quarter Ended,		First Three Quarters Ended,
	September 6, 2014	September 7, 2013	September 6, 2014	September 7, 2013
Net income	$2,414	$1,334	$2,763	$1,971
Less: Income attributable to noncontrolling interest	3	26	82	72
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$2,411	$1,308	$2,681	$1,899

Weighted average basic shares outstanding	18,446	18,272	18,423	18,174
Dilutive shares for share–based compensation plans	364	313	339	320
Weighted average diluted shares outstanding	18,810	18,585	18,762	18,494

Net income per share: basic	$0.13	$0.07	$0.15	$0.10
Net income per share: diluted	$0.13	$0.07	$0.14	$0.10

(15) SUBSEQUENT EVENT

On October 16, 2014, the Company purchased the outstanding stock of FCC Environmental LLC, a Delaware limited liability company, and International Petroleum Corp. of Delaware, a Delaware corporation (together "FCC Environmental"), pursuant to a Stock Purchase Agreement entered into with Dédalo Patrimonial S.L.U., a sociedad limitadad unipersonal formed under the laws of Spain ("Seller"). FCC Environmental is an environmental services provider and substantial collector of used oil in the United States and operates 34 facilities in the eastern half of the United States. The purchase price for FCC Environmental was $90 million subject to certain adjustments, including, without limitation, a working capital adjustment and indemnification rights and obligations.

In addition, on October 16, 2014, the Company entered into a First and Second Amendment (collectively the "Amendments") to its Amended and Restated Credit Agreement. The Amendments provide for borrowings of up to $140.0 million, which consists of Term A loans totaling $80.0 million and a revolving loan of up to $60.0 million. The Term A loans mature on February 5, 2018.

Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•
A total leverage ratio no greater than 4.0 to1.0 through fiscal 2014, no greater than 3.75 to 1.0 in the first quarter of fiscal 2015, no greater than 3.5 to 1.0 for the second quarter of fiscal 2015, no greater than 3.25 to 1.0 for the third quarter of fiscal 2015, and no greater than 3.0 to 1.0 thereafter; and

•
A capital expenditures covenant limiting capital expenditures to $22.0 million in fiscal 2014 and $15.0 million in each fiscal year thereafter. Under the Second Amendment, the Company is restricted from making capital expenditures for the expansion of the Company's used oil re-refinery to 75 million gallons of nameplate capacity until October 16, 2015, unless the Company raises funds to continue the expansion through an equity offering.

The Credit Agreement places certain limitations on acquisitions and includes a prohibition on the payment of dividends.

As of October 16, 2014 the Company had borrowed $80.0 million under the Credit Agreement, of which $17.9 million was in the form of a Term A Loan and $62.1 million was in the form of a Term A-1 Loan. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. As of October 16, 2014 the Company had $12.0 million outstanding under the revolving loan portion of the Credit Agreement and up to an additional $32.0 million was available for issuance under the revolving portion of the Credit Agreement.

In the fourth quarter of fiscal 2014, the Company experienced an unplanned shutdown at its used oil re-refinery in Indianapolis.  As a result, it is estimated that the hydro-treater portion of the re-refinery will not operate for approximately two weeks. While the impact of the shutdown cannot be determined at this time, the Company expects that the re-refinery will operate at a lower level of base oil production capacity in the fourth quarter compared to what it experienced during the third quarter of fiscal 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2014. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2013 filed with the SEC on March 3, 2014. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods ended September 6, 2014 and September 7, 2013, each referred to as "quarter ended" or "third quarter ended" or "third fiscal quarter" and "first three quarters" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and we own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens.  We operate from a network of 77 branch facilities providing services to customers in 43 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, and antifreeze recycling. Revenues from this segment accounted for approximately 55.1% of our total company revenues for the first three quarters of fiscal 2014. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities and accounted for 44.9% of our total company revenues in the first three quarters of fiscal 2014.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply base oil to firms that produce and market finished lubricants. Our used oil re-refinery currently has a nameplate capacity of approximately 65 million gallons of used oil feedstock per year when operating at full capacity. During the third quarter of fiscal 2014, we produced base oil at a rate of approximately 100% of nameplate capacity.

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

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials we sell and provide in our services, such as solvents and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that we collect. Our used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business includes the costs paid to generators for used oil, transportation out to customers, and costs to operate the used oil re-refinery.

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	Third Quarter Ended,				First Three Quarters Ended,
	September 6, 2014		September 7, 2013		September 6, 2014		September 7, 2013

Revenues
Product revenues	$38,532	49.5%	$32,302	47.8%	$106,449	48.0%	$87,766	45.9%
Service revenues	39,384	50.5%	35,301	52.2%	115,513	52.0%	103,394	54.1%
Total Revenues	$77,916	100.0%	$67,603	100.0%	$221,962	100.0%	$191,160	100.0%
Operating expenses -
Operating costs	$62,588	80.3%	$55,698	82.4%	$183,478	82.7%	$160,185	83.8%
Selling, general and administrative expenses	8,183	10.5%	7,051	10.4%	25,332	11.4%	20,691	10.8%
Depreciation and amortization	2,593	3.3%	2,224	3.3%	7,911	3.6%	6,246	3.3%
Other expense - net	172	0.2%	138	0.2%	357	0.2%	231	0.1%
Operating income	4,380	5.6%	2,492	3.7%	4,884	2.2%	3,807	2.0%
Interest expense – net	24	—%	97	0.1%	110	—%	310	0.2%
Income before income taxes	4,356	5.6%	2,395	3.5%	4,774	2.2%	3,497	1.8%
Provision for income taxes	1,942	2.5%	1,061	1.6%	2,011	0.9%	1,526	0.8%
Net income	2,414	3.1%	1,334	2.0%	2,763	1.2%	1,971	1.0%
Income attributable to noncontrolling interest	3	—%	26	—%	82	—%	72	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$2,411	3.1%	$1,308	1.9%	$2,681	1.2%	$1,899	1.0%

Revenues

For the third quarter of fiscal 2014, revenues increased $10.3 million, or 15.3%, from $67.6 million in the third quarter of fiscal 2013 to $77.9 million in the third quarter of fiscal 2014. For the first three quarters of fiscal 2014, revenues increased $30.8 million, or 16.1%, from $191.2 million in the first three quarters of fiscal 2013 to $222.0 million in the first three quarters of fiscal 2014. Revenues in the Environmental Services segment increased through volume growth and improved pricing, as well as through revenues from our antifreeze line of business. Oil Business revenues increased as a result of the increase in volume of base oil and re-refinery byproducts sold in the first three quarters of 2014, compared to the first three quarters of fiscal 2013.

Operating expenses

Operating costs

Operating costs increased $6.9 million, or 12.4%, from the third quarter of fiscal 2013 to the third quarter of fiscal 2014. For the first three quarters of fiscal 2014, operating costs increased $23.3 million, or 14.5%, from $160.2 million in the first three quarters of fiscal 2013 to $183.5 million in the first three quarters of fiscal 2014. Operating costs decreased as a percentage of revenues compared to the prior year as a result of our ability to leverage fixed costs as we grew our business.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues but rather as a reduction in our net cost of solvent under operating costs. Sales of reuse solvent provided a benefit during the third quarter of fiscal 2014 of $0.1 million compared to a negative impact of less than $0.1 million in the third quarter of fiscal 2013. Sales of reuse solvent provided a benefit of $0.1 million during the first three quarters of fiscal 2014, compared to a benefit of $0.3 million in the first three quarters of fiscal 2013.

Selling, general, and administrative expenses

Selling, general, and administrative ("SG&A") expenses increased $1.1 million, or 16.1%, from the third quarter of fiscal 2013 to the third quarter of fiscal 2014. SG&A expenses increased as a percentage of revenues from 10.4% in the third quarter of fiscal 2013 to 10.5%. For the first three quarters of fiscal 2014, SG&A expenses increased $4.6 million, or 22.4%, from $20.7 million in the first three quarters of fiscal 2013 to $25.3 million in the first three quarters of fiscal 2014. The increase in SG&A as a percentage of revenues is the result of costs related to a potential acquisition as well as from increased personnel costs and professional services fees. Acquisition related costs were $0.7 million in the third quarter of fiscal 2014 and $2.3 million in the first three quarters of fiscal 2014, compared to $0.1 million in the first three quarters of fiscal 2013.

Interest expense

Interest expense for the third quarter of fiscal 2014 was less than $0.1 million, and interest expense for the third quarter of fiscal 2013 was $0.1 million. In the third quarters of fiscal 2014 and 2013, we capitalized less than $0.1 million in interest. Interest expense for the first three quarters of fiscal 2014 was $0.1 million, compared to interest expense of $0.3 million in the first three quarters of fiscal 2013. In the first three quarters of fiscal 2014, we capitalized $0.2 million in interest compared to $0.1 million in the first three quarters of fiscal 2013. Interest expense decreased from the first three quarters of fiscal 2013 to the first three quarters of fiscal 2014 as a result of a lower balance on our outstanding debt. In addition, we capitalized more interest related to our re-refinery expansion.

Provision for income taxes

Our effective tax rate for the third quarter of fiscal 2014 was 44.6% compared to 44.3% in third quarter of fiscal 2013. Our effective tax rate for the first three quarters of fiscal 2014 was 42.1% compared to 43.6% in the first three quarters of fiscal 2013. This rate decrease is attributable to relatively favorable tax treatment of discrete items such as the release of reserves on uncertain tax positions for 2011 and 2012 as well as tax credits received in 2014 for the prior year.

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	Third Quarter Ended,		Increase

	September 6, 2014	September 7, 2013	$	%

Revenues:
Environmental Services	$41,805	$36,674	$5,131	14.0%
Oil Business	36,111	30,929	5,182	16.8%
Total	$77,916	$67,603	$10,313	15.3%

	First Three Quarters Ended,		Increase

	September 6, 2014	September 7, 2013	$	%

Revenues:
Environmental Services	$122,364	$107,298	$15,066	14.0%
Oil Business	99,598	83,862	15,736	18.8%
Total	$221,962	$191,160	$30,802	16.1%

In the third quarter of fiscal 2014, Environmental Services revenues increased $5.1 million, or 14.0%, from $36.7 million in the third quarter of fiscal 2013 to $41.8 million in the third quarter of fiscal 2014. For the first three quarters of fiscal 2014, Environmental Services revenues increased $15.1 million, or 14.0%, from $107.3 million in the first three quarters of fiscal 2013 to $122.4 million in the first three quarters of fiscal 2014. We experienced increased revenues from our antifreeze acquisitions of $3.4 million for the first three quarters of 2014.

Revenues grew in all Environmental Services business lines which included parts cleaning, containerized waste, and vacuum truck services from a combination of higher pricing and increased volume. At the end of the third quarter of fiscal 2014, the Environmental Services segment was operating in 77 branch locations compared with 74 at the end of the third quarter of fiscal 2013.  There were 74 branches that were in operation during both the third quarters of fiscal 2014 and fiscal 2013. Same branch revenues increased $3.8 million, or 10.6%, in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. For the first three quarters of fiscal 2014, same branch revenues increased $9.9 million, or 9.4% compared to the same period in fiscal 2013.

In the third quarter of fiscal 2014, Oil Business revenues increased $5.2 million compared to the third quarter of fiscal 2013 due to increased sales volumes as a result of higher production volumes at the used oil re-refinery. During the third quarter of fiscal 2014, we sold approximately 8.8 million gallons of base oil compared to the third quarter of fiscal 2013, when we sold approximately 7.2 million gallons of base oil. For the first three quarters of fiscal 2014, Oil Business revenues increased $15.7 million, or 18.8%, from $83.9 million in the first three quarters of fiscal 2013 to $99.6 million in the first three quarters of fiscal 2014. In the first three quarters of fiscal 2014, we sold approximately 25.2 million gallons of base oil compared to the first three quarters of fiscal 2013, when we sold approximately 20.2 million gallons.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	Third Quarter Ended,		Increase

	September 6, 2014	September 7, 2013	$	%

Profit before corporate SG&A*
Environmental Services	$11,952	$8,724	$3,228	37.0%
Oil Business	1,275	1,231	44	3.6%
Total	$13,227	$9,955	$3,272	32.9%

	First Three Quarters Ended,		Increase

	September 6, 2014	September 7, 2013	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$32,547	$26,849	$5,698	21.2%
Oil Business	(472)	(1,422)	950	66.8%
Total	$32,075	$25,427	$6,648	26.1%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 37.0% in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013. Environmental Services profit before SG&A increased 21.2% in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013. The improvement in profit before corporate SG&A was due to sales volume and pricing increasing at a faster rate than our operating costs in this segment.

Oil Business income before corporate SG&A improved slightly in the third quarter of fiscal 2014, from $1.2 million in the third quarter of fiscal 2013, to $1.3 million in the third quarter of fiscal 2014. Oil Business loss before SG&A decreased $1.0 million in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013. Margins in the third quarter of fiscal 2014 were negatively impacted by an additional shut down at the re-refinery compared to the third quarter of 2013 as well as by lower base oil selling prices. However, these impacts were partially offset by increased production volumes at the re-refinery during the third quarter and first three quarters of fiscal 2014. In addition, we increased used oil collection volumes by over 20% in the third quarter and first three quarters of fiscal 2014 compared to the same periods in 2013. The majority of the increase in collection volumes was a result of our acquisition of routes from Universal Lubricants, LLC in the fourth quarter of fiscal 2013. For the first three quarters of fiscal 2014, we believe the improvement in profit before corporate SG&A would have been greater compared to the same time period in fiscal 2013 if we did not experience lower base oil selling prices.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 6, 2014 and December 28, 2013, cash and cash equivalents were $15.9 million and $22.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On February 5, 2013, we entered into an Amended and Restated Credit Agreement ("Credit Agreement") that allows for up to $40.0 million in borrowings. As of September 6, 2014 and December 28, 2013, our outstanding borrowings were $18.3 million and $19.3 million, respectively, under the term loan which has a maturity date of February 5, 2018.

The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at September 6, 2014 and December 28, 2013. As of September 6, 2014 and December 28, 2013, we had $0.4 million of standby letters of credit issued, and $19.6 million was available for borrowing under the credit facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

As of September 6, 2014 and December 28, 2013, we were in compliance with all covenants under the Credit Agreement.

During the third quarter of fiscal 2014, we recorded interest of $0.1 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first three quarters of fiscal 2014, we recorded interest of $0.3 million on the term loan and capitalized $0.2 million for various capital projects. During the third quarter of fiscal 2013, we recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the first three quarters of fiscal 2013, we recorded interest of $0.3 million on the term loan and capitalized $0.1 million for various capital projects.

At September 6, 2014 and December 28, 2013, we had outstanding notes payable related to business acquisitions of $1.1 million and $1.7 million, respectively, of which $0.9 million and $1.2 million were recorded as current maturities.

Our weighted average interest rate for all debt outstanding as of September 6, 2014 and September 7, 2013, 2013 was 1.9% and 2.5%, respectively.

Subsequent Event

On October 16, 2014, we entered into a First and Second Amendment (collectively the "Amendments") to our Amended and Restated Credit Agreement. The Amendments provide for borrowings of up to $140.0 million, which consists of Term A loans totaling $80.0 million and a revolving loan of up to $60.0 million. The Term A loans mature on February 5, 2018.

Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•
A total leverage ratio no greater than 4.0 to1.0 through fiscal 2014, no greater than 3.75 to 1.0 in the first quarter of fiscal 2015, no greater than 3.5 to 1.0 for the second of fiscal 2015, no greater than 3.25 to 1.0 for the third quarter of fiscal 2015, and no greater than 3.0 to 1.0 thereafter; and

•
A capital expenditures covenant limiting capital expenditures to $22.0 million in fiscal 2014 and $15.0 million in each fiscal year thereafter. Under the Second Amendment, we are restricted from making capital expenditures for the expansion of our used oil re-refinery to 75 million gallons of nameplate capacity until October 16, 2015, unless we raise funds to continue the expansion through an equity offering.

The Credit Agreement places certain limitations on acquisitions and includes a prohibition on the payment of dividends.

As of October 16, 2014 we had borrowed $80.0 million under the Credit Agreement in the form of Term A Loans. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio. As of

October 16, 2014 we had $12.0 million outstanding under the revolving loan portion of the Credit Agreement and up to an additional $32.0 million was available for issuance under the revolving portion of the Credit Agreement.

As of the Effective date of October 16, 2014, the effective interest rate on the Term A loans was 3.15% and the effective rate on the revolving loan was 5.25%.

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

Summary of Cash Flow Activity

	First Three Quarters Ended,
	(In Thousands)
	September 6, 2014	September 7, 2013
Net cash provided by (used in):
Operating activities	$11,309	$4,642
Investing activities	(16,052)	(20,820)
Financing activities	(1,999)	(700)
Net decrease in cash and cash equivalents	$(6,742)	$(16,878)

The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2014 and the first three quarters of fiscal 2013 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Payable — Our increase in accounts payable, primarily due to increased volume and activity, positively impacted cash flows from operations by $5.7 million in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013.

•
Earnings improvement — Our increase in net income in the first three quarters of fiscal 2014 positively impacted our net cash provided by operating activities by $0.8 million compared to the first three quarters of fiscal 2013.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $15.1 million and $10.6 million for capital expenditures and software and intangible assets during the first three quarters of fiscal 2014 and fiscal 2013, respectively.  During the first three quarters of fiscal 2014, we spent $7.7 million for capital improvements, including the expansion project at the used oil re-refinery compared to $5.3 million for capital improvements at the re-refinery in the first three quarters of fiscal 2013. Additionally, in the first three quarters of fiscal 2014, approximately $4.4 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.5 million in the first three quarters of fiscal 2013.  The remaining $3.0 million in the first three quarters of fiscal 2014 was for other items including vehicles, computer equipment, leasehold improvements, and intangible assets compared to $1.8 million spent in the first three quarters of fiscal 2013.

•
Acquisitions — In the first three quarters of fiscal 2013, we used $10.2 million for the purchases of certain assets of Mirachem. In the first three quarters of fiscal 2014, we used $1.0 million for the purchase of the stock of Sav-Tech.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the third quarter of fiscal 2014 were $18.7 million, and the annual effective interest rate for the credit facility for the third quarter of fiscal 2014 was 2.0%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.2 million to our interest expense in the third quarter of fiscal 2014.

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

There was no change in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2014 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1A.  RISK FACTORS

We may not be able to realize the anticipated benefits from our acquisition of FCC Environmental Environmental.

We may not be able to realize the anticipated benefits from our acquisition of FCC Environmental (the “Acquisition”).  Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating FCC Environmental’s businesses into our company.  Factors that could affect our ability to achieve these benefits include:

·	The failure of FCC Environmental’s businesses to perform in accordance with our expectations;

·	Difficulties in integrating and managing personnel, financial reporting and other systems used by FCC Environmental’s businesses into our company;

·	Any future goodwill impairment charges that we may incur with respect to the assets of FCC Environmental;

·	Failure to achieve anticipated synergies between our business units and the business units of FCC Environmental;

·	The loss of FCC Environmental’s customers or our customers; and

·	The loss of any of the key employees of FCC Environmental or our company.

If FCC Environmental’s businesses do not operate as we anticipate, it could materially harm our business, financial condition and results of operations.  In addition, as a result of the Acquisition, we will assume all of FCC Environmental’s liabilities.  We may learn additional information about FCC Environmental’s business that adversely affects us, such as unknown or contingent liabilities, issues relating to internal controls over financial reporting and issues relating to compliance with the Sarbanes-Oxley Act or other applicable laws.  As a result, there can be no assurance that the Acquisition will be successful or will not, in fact, harm our business.  Among other things, if FCC Environmental’s liabilities are greater than projected, or if there are obligations of FCC Environmental of which we are not aware at the time of completion of the acquisition, our business could be materially adversely affected.

The successful integration of FCC Environmental’s businesses into our company following the Acquisition will present significant challenges.

We anticipate that the Acquisition will place significant demands on our administrative, operational and financial resources, and we cannot assure you that we will be able to successfully integrate FCC Environmental’s businesses into our company.  Our failure to successfully integrate FCC Environmental with our company, and to manage the challenges presented by the integration process successfully, may prevent us from achieving the anticipated benefits of the acquisition and could have a material adverse effect on our business.

We incurred significant indebtedness in connection with our acquisition of FCC Environmental, which could harm our operating flexibility and competitive position.

We incurred an additional $74.1 million of additional indebtedness to finance the Acquisition pursuant to the Amendments to our Credit Agreement.  The terms of this indebtedness will contain limitations on the amount of additional indebtedness that we and our subsidiaries may incur and place other restrictions on the operation of our business.  The indebtedness will require significant interest and principal payments.  Our level of debt as a result of the Acquisition and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage.  Our substantial debt level may adversely affect our future performance, because, among other things:

·	We may be placed at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

·	Our ability to complete future acquisitions may be limited;

·	We will have to use a portion of our cash flow for debt service rather than for operations;

·	We may not be able to obtain further debt financing and may have to pay more for financing;

·	We may not be able to take advantage of business opportunities;

·	The indebtedness may bear interest at variable interest rates, making us vulnerable to increases in interest rates; and

·	We will be more vulnerable to adverse economic conditions.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by factors beyond our control.  In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness.  If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.

Our future capital needs are uncertain and our ability to access additional financing may be negatively impacted by the volatility and disruption of the capital and credit markets and adverse changes in the global economy.

Our capital requirements in the future will depend on many factors, including:

·	Acceptance of and demand for and pricing of our products and services;

·	The extent to which we invest in new technology and product development;

·	The costs of developing new products, services or technologies;

·	Our interest and principal payment obligations under the indebtedness that we will incur in connection with our acquisition of FCC Environmental;

·	The costs associated with the growth of our business, if any.

If adverse global economic conditions persist or worsen, we could experience a decrease in cash flows from operations and may need additional financing to fund operations.  Due to the existing uncertainty in the capital markets (including debt, private equity, venture capital and traditional bank lending), access to additional debt or equity may not be available on acceptable terms or at all.  In addition, the terms of the indebtedness that we incur in connection with our acquisition of FCC Environmental may restrict our ability to incur additional indebtedness.  If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance products and services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 16, 2014	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer