Form 10-K
period 2015-01-03
Heritage-Crystal Clean, Inc.
filed 2015-03-17
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 3, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On June 13, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $162.1 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On March 10, 2015, there were outstanding 22,262,722 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, Inc. (herein collectively referred to as “we,” “us,” “our,” “HCCI,” or “the Company”) provides full-service parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and owns and operates a used oil re-refinery. We believe that we are the second largest provider of parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle maintenance sectors in North America, and we are the second largest used oil re-refiner by capacity in North America. We operate our business through our Environmental Services and Oil Business segments.

On October 16, 2014, we acquired the outstanding stock of FCC Environmental LLC and International Petroleum Corp. of Delaware (together, “FCC Environmental” or "FCCE") from Dédalo Patrimonial S.L.U. for $90.0 million in cash, subject to customary post-closing adjustments (the “Acquisition” or the “FCC Environmental Acquisition”). In 2013, FCC Environmental was a significant collector of used oil by volume in the United States. FCC Environmental offers oily water disposal and treatment, parts cleaning, vacuum services, antifreeze recycling, oil filter recycling, on-site cleaning, and waste management services in the Southern and Eastern United States. We are in the process of integrating the legacy FCC Environmental business into our operations and branch network.

Environmental Services Segment

Our Environmental Services segment consists of our parts cleaning, containerized waste management, vacuum truck services, and antifreeze recycling activities. These services allow our customers to outsource their handling and disposal of parts cleaning solvents as well as other hazardous and non-hazardous waste. Many of these substances are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs both to the service provider and also to the generator. We allow our customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management and its related administrative burdens.

We have adopted innovative approaches in our Environmental Services segment to minimize the regulatory burdens for our customers and have made “ease of use” of our services and products a priority. Our company has pioneered two different programs whereby our customers' used solvent may be excluded from the U.S. Environmental Protection Agency's ("EPA") definition of hazardous waste. These two programs not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers’ locations. This can allow the customer to achieve a lower “generator status” with the EPA and thereby reduce their overall regulatory burden, including reduced reporting obligations and inspections.

Our focus on providing ease of use for our customers is also part of our containerized waste, vacuum service, antifreeze service, and field services offerings. As part of our containerized waste and vacuum service programs, we assist our customers in identifying and characterizing their regulated wastes as well as providing the proper labeling and shipping documentation for their regulated materials. Our antifreeze recycling service offers our customers a fully-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product. Similarly, our field services, some of which we now perform as a result of our acquisition of FCC Environmental, allow our customers to focus on their core business activities while we manage non-core activities such as tank cleanings and spill clean-up.

Oil Business Segment

The Oil Business segment consists of used oil collection activities, sale of recycled fuel oil, and re-refining activities. Through our re-refining process, we recycle used oil into high quality lubricant base oil and by-products, and we are a supplier to firms that produce and market finished lubricants. We operate a used oil re-refinery with an annual nameplate capacity of 65 million gallons, and we are currently in the process of expanding the capacity to 75 million gallons of used oil input per year. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Industry

We operate within markets for industrial and hazardous waste services in the U.S. and parts of Canada. Specifically, we focus on the parts cleaning, containerized waste, used oil collection and re-refining, vacuum services, antifreeze recycling, and field services areas of the industrial and hazardous waste services markets for small to mid-sized establishments. These establishments have a need to remove grease and dirt from machine and engine parts with solvent and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops, and trucking firms, as well as small manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil, waste paint, or antifreeze that generally cannot be discarded as municipal trash or poured down a standard drain.

Environmental Services Segment

Parts cleaning machines and solvent are used by mechanics in industrial plants and automotive technicians in garages to clean dirty machine parts. Through use, the solvent becomes contaminated with oil and sediment and must be replaced regularly. This replacement of solvent is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down the drain. Vehicle maintenance facilities as well as small to medium sized manufacturers generate other regulated materials which cannot be disposed of in the municipal trash or poured down the drain, such as used oil, waste paint, antifreeze, used oil filters, discarded fluorescent light tubes, spent batteries, etc. Because the management of these wastes is subject to changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records, and ensure compliance with environmental laws. Large businesses, which generate substantial volumes of industrial and hazardous wastes, may find it more efficient to employ highly trained employees to manage this waste. Small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments and typically prefer to outsource these services to providers that can assist them in their disposal of used solvent and other wastes subject to environmental regulations.

We believe that stable demand for our parts cleaning, containerized waste, vacuum truck, antifreeze recycling services, and field services is supported by potential growth in other services that result from new environmental regulations or new product developments. Opportunities to take advantage of trends toward outsourcing specialized waste services continue to present themselves as businesses choose to use full-service third party vendors in order to focus their resources on their core business.

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

Since fiscal 2012, we have produced and sold lubricating base oil from our re-refinery. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the many products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as Chevron, ExxonMobil, and Shell produce a significant share of the total U.S. base oil output. They use some of this material in producing their own branded lubricant products and also sell base oil to other firms that focus on the blending and packaging of lubricants. Historically, base oil has been sold for prices based on the market price of the crude oil feedstock plus a premium. However, the level of supply and demand for base oil can also affect the market price.

In the fourth quarter of fiscal 2014, through the acquisition of FCC Environmental, we added 18 oil processing operations. These operations remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). The RFO we produce is sold to industrial burners and used oil processors, such as Vacuum Gas Oil ("VGO") producers and used oil re-refiners. We also operate five wastewater treatment operations. These facilities allow us to remove oil from some of the wastewater we collect, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO.

The Crystal Clean Solution

Through our network of 84 branches, as of January 3, 2015, we provided parts cleaning, used oil collection and re-refining, industrial waste removal, antifreeze recycling services, and field services to over 100,000 active customer locations.

Environmental Services Segment

During fiscal 2014, we performed more than 318,000 parts cleaning service calls. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for approximately 56.0% of our revenues for fiscal 2014 and are generated primarily from providing parts cleaning services, waste removal, vacuum services, and antifreeze recycling for our clients.

In the parts cleaning industry, used solvent generated by parts cleaning customers is often classified as a “hazardous waste” (a term defined in the regulations of the EPA), but our company has implemented two different programs whereby our customers' used solvent may be excluded from the definition of hazardous waste. In our non-hazardous program, we provide our customers with an alternative solvent not included in the EPA's definition of hazardous waste due to its higher flashpoint (the minimum temperature at which vapors from the solvent will ignite when tested under specified laboratory conditions), and then we recycle that solvent to be used again in our parts cleaning services. In our product reuse program, we sell used solvent as an ingredient for use in the manufacture of asphalt roofing materials. These two programs not only simplify the management of used solvent generated by our customers but also reduce the total volume of hazardous waste generated at many of our customers' locations. This can allow the client to achieve a lower “generator status” with the EPA and thereby reduce its overall regulatory burden.

In addition to the solvent-based parts cleaning programs described above, at each of our branch locations we also offer a water-based (aqueous) cleaning program. In our aqueous parts cleaning program, instead of using solvent to clean and degrease parts, our customers use water soluble cleaning chemicals mixed in a solution with water. This type of solution is typically used in parts cleaning machines designed with features such as heaters or high pressure to enhance the cleaning capabilities of the aqueous solution. After our customer is finished using the solution, we remove the used solution and almost exclusively manage it as a non-hazardous waste. Similar to the two solvent-based programs described above, our customers' used cleaning material is typically not classified as a hazardous waste, which helps reduce our customers' generation of hazardous waste and their corresponding regulatory burden.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil that they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a strong need for timely used oil service. We have designed our services to deliver regularly-scheduled pickups, and we also have the capability to respond to unscheduled requests on short notice. The used oil we collect is either transported to our used oil re-refinery or processed into RFO. When we re-refine their used oil, we are able to provide our customers with the satisfaction that their used oil is recycled into high quality lubricants using the approach cited as preferred by the EPA.

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil, which we collect from our customers or purchase from other oil collection service providers, into lubricating base oil, which we sell to firms who then blend, package, and market lubricants. Our re-refinery has an annual input capacity of approximately 65 million gallons of used oil feedstock per year, which would allow it to produce about 39 million gallons of lubricating base oil per year when operating at full capacity. The nameplate capacity includes the impact of periodic shutdowns to perform routine maintenance. We are in the process of increasing our input capacity to 75 million gallons of used oil feedstock per year. As a result of our expansion, in fiscal 2014 we operated the re-refinery at a higher capacity compared to fiscal 2013. In fiscal 2014, we collected 49.9 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for 44.0% of our total revenues in fiscal 2014.

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

Environmental Services Segment

In our full-service parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil, grease, and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir. The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts. The solvent can be reused for a period of time, after which it becomes too dirty and requires replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent, while at the same time cleaning and inspecting the customers' parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe that many of the parts cleaning services performed in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for solvent parts cleaning and our aqueous parts cleaning program) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Conditionally Exempt Small Quantity Generator ("CESQG"). For our customers, maintaining a CESQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer more than a dozen different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided or sold machines directly from us, we also offer parts cleaning services for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and aqueous chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

In our containerized waste services, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, and discarded fluorescent lighting tubes. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery, such as with oil filters, or by following the less onerous universal waste regulations, such as with fluorescent tubes and waste paint. In other cases, the hazardous waste regulations may apply, in which case we assist customers with the complete hazardous waste disposal process, including performing analysis to characterize their waste, preparing manifests and drum labels, and selecting the appropriate destination facility. As part of our full-service approach, we visit our customers periodically to check their inventory of used or waste materials and remove full containers as appropriate. Because there are statutory limits on the amount of time that customers can store these waste materials, these service visits are valuable to help customers stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee.

In selected branch locations, we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment that needs to be removed. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient removal of the material. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. Because our efforts to expand vacuum truck services have started more recently than some of our other offerings in the Environmental Services segment, these services are currently offered at 56 of our branches, and we generate fewer sales from these services. In the fourth quarter of fiscal 2014, as part of our acquisition of FCC Environmental, we acquired five waste water treatment facilities. These facilities allow us to remove oil from some of the wastewater we collect, treat the wastewater, and discharge it according to the standards in the applicable discharge permits.

Through our antifreeze recycling service, we offer customers a fully-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product. We offer responsive, on-time scheduled or on-demand collection and transportation of used automotive antifreeze to our three antifreeze recycling facilities, where it is recycled into high quality clean antifreeze. We then sell a variety of formulations of this antifreeze to our vehicle maintenance customers.

As a result of our acquisition of FCC Environmental in the fourth quarter of fiscal 2014, we offer a variety of Field Services to assist customers with on-site equipment cleaning and the removal and proper management of fluid waste. Typical projects include the cleaning of above ground storage tanks, sumps, separators, ship-to-shore fluid transfers, and other environmental remediation services. We typically serve as contractor and engage contract labor or outsourced labor to provide our field services.

Oil Business Segment

In 78 of our branch locations, we provide bulk used oil collection services. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize. We pump the customer's material into our tank truck for proper management. We transfer a majority of the used oil we collect to our re-refinery to be recycled into lubricating base oil. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels, and some of which is sold to used oil processors such as VGO producers and used oil re-refiners. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services in the U.S. and a leading provider of containerized waste services and used oil collection services targeting small and mid-sized customers. From our base of 84 branch locations, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:
Excellent Customer Service.  Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development. In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service which can lead to cross-selling opportunities and referrals to new prospects. During fiscal 2014, approximately 89.4% of our revenues were generated from customers that we also served during fiscal 2013.

Cost-Efficient Branch Rollout Model.  Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at either a regional hub or at our headquarters. This model has been the foundation for our new branch rollout as we have expanded from 14 branches in 1999, and we expect to extend this model to new locations. Furthermore, as we grow within each branch, we improve our route density, which is an important contribution to profitability in our business.

Large Branch Network. We have spent over fifteen years building up and developing a large network of branches that has enabled us to rapidly grow our environmental services and used oil collection services efficiently and cost effectively. Our investments in this network help us to rapidly open new branches and cross sell products and services through existing branches.

Large and Highly Diverse Customer Base.  Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries which helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 100,000 active customer locations. In fiscal 2014, our largest single customer in our Environmental Services segment represented 0.7% of our consolidated revenues, and our largest ten customers represented approximately 3.0% of our consolidated revenues. In the Oil Business segment, revenues from one customer accounted for 5.0% of our consolidated revenues for fiscal 2014, and our largest ten customers represented 27.5% of our consolidated revenues for fiscal 2014.

Experience in Re-Refining Technology. Our management team has substantial experience in the development and operation of used oil re-refineries, as several members of our management team were significant contributors to the development of approximately 64% of the used oil re-refining capacity in North America. Our team is able to design and construct re-refining capacity for a comparatively low capital cost. In 2012 we began operating our re-refinery which had an original nameplate capacity of 50 million gallons of used oil. We were able to construct the original re-refining capacity for approximately $54 million, or approximately $1 per gallon of capacity. As of January 3, 2015, we had increased our annual nameplate capacity to 65 million gallons of used oil feedstock, and we plan to expand the annual nameplate capacity of the re-refinery to 75 million gallons. We expect to complete the full expansion from 50 million to 75 million gallons of annual capacity for approximately $1 of capital cost per gallon of annual capacity. We believe that recent re-refineries built in the United States have cost substantially more than $1 per gallon of capacity.

Innovative Services that Reduce Customers' Regulatory Burdens.  We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens, and we have developed innovative methods to help our customers achieve this objective. For example, we have created parts-cleaning service programs which each exempt our customers from certain hazardous waste regulations and filing requirements:

•
Non-hazardous Program for Parts Cleaning. In our non-hazardous program for parts cleaning, we provide our customers with an alternative solvent that is not included in the EPA's definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use. Because of the reduced solvent flammability, as long as the customer does not add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in the program is classified as hazardous waste by the EPA and as a result can be managed as non-hazardous waste. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers. The recycling process removes oil, water, and other impurities, resulting in solvent suitable to be re-used by our customers for parts cleaning. At the same time, this process minimizes the burdensome hazardous waste regulations faced by our customers and allows us to minimize our virgin solvent purchases. Our solvent recycling system located in Indianapolis is capable of recycling up to six million gallons per year of used solvent generated by customers participating in our non-hazardous program. This provides significant capacity in excess of our current requirements.

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

•
Aqueous Program. In addition to our petroleum-based solvent, we offer a full suite of proprietary aqueous-based parts cleaning solutions, including our patented aqueous parts cleaning equipment and patented filtration technology for water-based fluids, which we believe is the most comprehensive aqueous-based solutions offering in the industry. After our customer is finished using the solution, we remove the used solution and almost exclusively manage it as non-hazardous waste. Similar to the two solvent-based programs described above, our customers’ used cleaning material will not be included in the EPA’s definition of a hazardous waste, which helps reduce our customers’ regulatory burdens. In addition, our patented Aqua Filtration Unit provides our customers with an innovative method to remove contaminants from their water-based fluids.

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

Growth Strategies

We intend to grow by providing environmental solutions that meet the needs of our customers. We have several different strategies to accomplish this and they include:

Same-Branch Sales Growth.  We seek to generate year-over-year growth in existing markets by obtaining new customers and by cross-selling multiple services to existing customers, including customers newly acquired through our acquisition of FCC Environmental. Our sales and marketing strategy includes providing significant incentives to our field sales and service personnel to find and secure new business. These incentives include commission compensation for individuals and managers as well as prize awards and contests at the individual and team level. Our company culture is designed to consistently emphasize the importance of sales and service excellence and to build and maintain enthusiasm that supports continued sales success. Additionally, we intend to drive profitability by leveraging fixed costs against incremental sales growth at our existing branches. Consolidation of legacy Heritage-Crystal Clean and legacy FCC Environmental branches should allow us to further leverage the fixed costs of our combined branch operations. In addition, implementing our integrated sales and service approach with legacy FCC Environmental service representatives will increase the number of personnel involved in sales.

Expanded Service Offerings.  Of our 84 branches, 83 currently offer parts cleaning and containerized waste management services, 78 offer used oil collection services, and 56 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion.  We currently operate from 84 branch locations that offer all or portions of our service menu to customers in 43 states, the District of Columbia, and parts of Ontario, Canada. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets.

FCC Environmental Acquisition Integration. Through our recent acquisition of FCC Environmental, we have been able to accelerate a number of our growth strategies. We expect the FCC Environmental customer base to provide additional sales penetration opportunities in existing markets from Texas through the southeastern U.S. and northward up the East coast of the United States. The geographic overlap of the legacy Heritage-Crystal Clean and legacy FCC Environmental service territories provides us with the opportunity to increase route density in all of our existing businesses. We expect that facility consolidation and route density improvements resulting from the Acquisition will enable us to better leverage the fixed costs of our business.

Selectively Pursue Acquisition Opportunities.  Our management team has significant experience in identifying and integrating acquisition targets. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2013, we made various strategic acquisitions to help grow our used oil collection business and to enter the antifreeze recycling business, and in fiscal 2014, we acquired Sav-Tech in order to enter into business in Canada. In October 2014, we acquired FCC Environmental, a significant collector of used oil and provider of environmental services in the United States, for total consideration of $90.0 million, our largest acquisition to date. Our growth plan is not dependent on acquisitions, but we will continue to pursue acquisitions that leverage our established infrastructure.

Sales and Marketing

Our mission and culture emphasize sales and service excellence and entrepreneurship, and our sales philosophy starts with the principle of “sales through service.” We assign a territory to each of our Sales & Service Representatives ("SSRs"), and require and encourage them to grow their business on their routes by delivering excellent service to existing customers. This helps our SSRs retain business, sell more services to satisfied customers, and obtain valued referrals to potential new customers. In addition to the efforts of our SSRs, we employ a branch manager at each of our branches, and we also employ branch sales managers, all of whom have dedicated sales territories and responsibilities.

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol), and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group which beneficially owned 22.5% of our common stock as of January 3, 2015, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S.  We have used their hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

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

In the fourth quarter of fiscal 2014, as part of our acquisition of FCC Environmental, we acquired five waste water treatment facilities. These facilities allow us to remove oil from some of the waste water we collect, treat the waste water, and then discharge it according to the standards in the applicable discharge permits. The acquisition of these facilities allows us the flexibility to dispose of our oily water and vacuum services waste water collected from certain branches internally,

Competition

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen (a wholly-owned subsidiary of Clean Harbors, Inc.), has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed significant market share in used oil collection and containerized waste management. Safety-Kleen operates throughout the continental U.S., Puerto Rico, and Canada through a large branch network. We believe that Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. We estimate that in the full-service portion of the parts cleaning market, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor.

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

We have the second largest used oil re-refinery, by capacity, in North America. Our largest competitor, Safety-Kleen, currently controls approximately 52% of the used oil re-refining capacity in North America. Over the past several years, many of our competitors have announced their intentions to enter into the used oil re-refining or base oil business or expand their capacities.

Seasonality

Our operations may be affected by seasonal fluctuations due to weather cycles influencing the timing of customers' need for products and services. Typically during the first quarter and the end of the fourth quarter of each year there is less demand for our products and services due to the lower levels of activities by our customers as a result of the cold weather, particularly in the Northern and Midwestern regions of the United States. This lower level of activity also results in lower volumes of used oil generated for collection by us in the first quarter. In the winter months there is less construction activity, which reduces demand for certain re-refinery by-products. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking, and management of customer services, billing, and collections. This system has been used as an integral part of our business operations for more than eight years. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Mobile devices are used by our employees in the field to access customer service information. In the used oil collection portion of our Oil Business segment, these devices are also used to capture service transactions and inventory movements. Statistics are gathered and reported on a daily and weekly basis through sales personnel and document processing. These capabilities provide timely, automated data measurement and control for service activities to accelerate response to market and operational change.

Employees

As of January 3, 2015, we employed 1,377 full time and 64 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Regulation

Substantially all of our services and products involve the collection, transportation, storage, recycling and/or disposal of industrial and hazardous waste or hazardous materials, including solvents used in parts cleaners; containerized waste including waste paint, inks, adhesives, used antifreeze, used oil, and used oil filters; and bulk waste including used oil, oily water, and antifreeze. Our services are highly regulated by various governmental agencies at the federal, state, and local levels, as described in more detail below. Regulations govern matters such as the disposal of residual chemical wastes, operating procedures, storm water and wastewater discharges, fire protection, worker and community right-to-know, and emergency response plans.

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

We are subject to federal and state regulations governing hazardous and solid wastes. The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing hazardous waste generation, treatment, transportation, storage, and disposal. Under RCRA, the EPA has established comprehensive “cradle-to-grave” regulations for the management of a wide range of materials identified as hazardous or solid waste. The regulations impose technical and operating requirements that must be met by facilities that generate, store, treat, transport, and dispose of these wastes. A number of states have regulatory programs governing the operations and permitting of hazardous and solid waste facilities. In addition, some states classify as hazardous some wastes that are not regulated under RCRA. Accordingly, we must comply with the state requirements for handling state regulated wastes.

In 2013, the EPA issued preliminary regulations regarding its plans to replace paper manifests with an electronic manifesting system and electronic database that will be developed and maintained by the EPA. Users of the system will pay transaction fees to the EPA for maintaining the system. Congress established a statutory deadline of October 2015 for the EPA to have a functioning "e-manifest" system. However, the EPA estimates that the availability of a functioning system has been delayed for approximately 18 to 24 months. We intend to develop systems that will allow us to utilize the EPA's "e-manifest" system for shipments of hazardous wastes and other waste materials and that will be linked to the EPA's data management system once the designs, requirements, and schedules are finalized.

Our operations are governed by 10-day transfer requirements and do not typically require a hazardous waste facility permit. The majority of our branches in the U.S. are 10-day transfer sites. Under RCRA, states are delegated to implement the regulatory programs through state regulations, which can be more stringent than those of the federal EPA. We have obtained a facility waste permit for our locations in Maryland and Connecticut and are currently pursuing a waste permit in New Hampshire because these states have more stringent programs that do not allow the typical 10-day transfer option. In 2014, we obtained authorization from New Jersey to provide solid and hazardous waste services within the state.

The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") governs the cleanup of inactive hazardous waste sites and imposes liability for the cleanup on “responsible parties” generating or transporting waste to a site. CERCLA further provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment and authorizes the government to respond to the release or threatened release of hazardous substances or to order responsible persons to perform any necessary cleanup. CERCLA imposes strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on businesses that generate those substances or transport them to the facilities. Responsible parties may be liable for substantial investigation and cleanup costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several. Certain of our customers' and third-party contractors' facilities have been in operation for many years and, over time, the operators of these facilities may have generated, used, handled, and disposed of hazardous and other regulated wastes or other hazardous substances. Environmental liabilities could therefore exist under CERCLA, including cleanup obligations at these facilities or off-site locations where materials from our operations were disposed. In the past, we have been involved as a potentially responsible party (“PRP”) at CERCLA cleanup sites, and it is possible that we may be involved at similar cleanup sites in the future.

In addition to regulations under RCRA and CERCLA, the EPA has adopted regulations under the Clean Air Act ("CAA") and the Clean Water Act ("CWA"). The CAA regulates emissions of pollutants into the air from mobile and stationary sources. CAA permits limit the emissions from parts cleaning units. One of our distribution hubs, our used oil re-refinery, and several of our oily water treatment operations are subject to facility based permits under the CAA. The used oil re-refinery was constructed and is operating under CAA New Source Performance Standards and an associated permit. This air permit was modified to accommodate the ongoing expansion of the re-refinery. Our transportation fleet of trucks is regulated for emissions as mobile sources. Regulations under the CWA govern the discharge of pollutants into surface waters and sewers and require discharge permits and sampling and monitoring requirements. The CWA also requires specific spill plans governing the storage of waste and product hydrocarbons. A more detailed spill plan is also required at the used oil re-refinery because of the large volume of certain storage tanks. Two of our legacy facilities and the majority of our newly acquired FCC Environmental facilities currently hold CWA National Pollution Discharge Elimination System ("NPDES") permits for stormwater runoff and water pollution prevention. Our operations are also regulated pursuant to state statutes and implementing regulations, including those addressing clean water and clean air.

Our transportation fleet, truck drivers, and the transportation of hazardous materials are regulated by the U.S. Department of Transportation ("DOT") Motor Carrier and the Federal Railroad Administration ("FRA"), as well as by the regulatory agencies of each state in which we operate or through which our vehicles pass. Governmental regulations apply to the vehicles used by us to transport the chemicals we distribute to customers and the waste and other residuals collected from customers. These vehicle requirements include the licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipping papers, and vehicle placarding requirements.

The Department of Labor Occupational Safety & Health Administration ("OSHA") safety standards are applicable to all of our operations. The used oil re-refinery and mineral spirits distillation facility are also subject to OSHA Process Safety Management standards that govern the operation of the facilities.

In August 1997, the South Coast Air Quality Management District in California (the “SCAQMD”), enacted Rule 1171, which prohibits the use of certain types of solvents that we currently sell for parts cleaning operations. In the areas of California affected by this or similar regulations (including Los Angeles, San Francisco, and Sacramento), aqueous parts cleaning is the primary substitute. We currently have one branch located in Los Angeles, California. Although other states have not passed regulations similar to Rule 1171, we cannot predict if or when other state and/or local governments will promulgate similar regulations which may restrict or prevent the use of solvent for parts cleaning. Pending air regulation laws in the northeastern United States may restrict, or possibly eliminate, the use of our typical parts washer solvent in cold parts cleaners. Due to the size of the states in the northeastern U.S. and the transport of pollutants over state boundaries, the Ozone Transport Commission ("OTC") develops overarching air pollution programs for member states to adopt. While there has been some delay in implementation of the regulations throughout the northeastern OTC states, additional regulations limiting the use of certain solvents and other ozone forming chemicals are expected to begin going into effect within the next five years. The OTC states include twelve states in the far northeastern U.S. as well as the District of Columbia. Among the OTC states, Maryland and Delaware have initiated development of rules to limit the use of ozone pollution forming compounds.

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

The EPA has promulgated regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as state-regulated waste. Our used oil collection services require compliance with both federal and state regulations. As with our parts cleaning services, we make use of various programs to reduce the administrative burden associated with our customers' compliance with used oils regulations. Any used oil contaminated with polychlorinated biphenyls ("PCBs") is regulated under the Toxic Substances Control Act ("TSCA"). The rules set minimum requirements for storage, treatment, and disposal of PCB wastes. Used oil contaminated with a certain level of PCBs may require incineration or special TSCA authorization or permits. The EPA has recently proposed CAA regulations requiring more stringent air permits governing the burning of certain recyclable materials, including non-specification used oil. We do not anticipate any negative impacts to the Company from this pending court ordered regulation.

One of the by-products of the re-refinery process is Vacuum Tower Asphalt Extender ("VTAE"). VTAE is sold for use as an ingredient in asphalt used in the construction of roadways. State Departments of Transportation may regulate the characteristics of materials that are used as ingredients in roadway asphalt. A small number of states have banned the use of VTAE as an ingredient in asphalt used on roadways. We believe, when used in the proper proportion, the VTAE produced at our re-refinery can be used in a paving asphalt formulation that meets all relevant performance standards. Regulatory restrictions on the use of VTAE could potentially negatively impact the marketability of this product and the profitability of our oil business. To our knowledge, current restrictions on the use of VTAE in asphalt have not had a significant negative impact on our business.

Governmental authorities have the power to enforce compliance with these and other regulations, and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

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

Name	Age	Position

Joseph Chalhoub	68	Founder, President, Chief Executive Officer, and Director

Gregory Ray	54	Chief Operating Officer and Secretary

John Lucks	61	Senior Vice President of Sales and Marketing

Mark DeVita	46	Chief Financial Officer

Ellie Bruce	51	Vice President Oil, Vice President of Sales

Tom Hillstrom	54	Vice President of Operations

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

Mark DeVita
Chief Financial Officer

Mr. DeVita became Chief Financial Officer in 2012. He served as Vice President, Business Management in 2011.  Mr. DeVita has been with the Company since 2000 and has served in a variety of roles related to business management, finance, and acquisitions.  He took the lead in developing multi-million dollar lines of business for the Company. Mr. DeVita has 20 years of experience in the industrial and hazardous waste services industry.  Mr. DeVita earned his Bachelor of Science in Accountancy with honors from the University of Illinois and his MBA from Northern Illinois University.  Mr. DeVita earned his CPA and worked in public accounting for four years.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in shares of our common stock. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition and results of operations would suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this document.

Risks Relating to Our Business

Our operating margins and profitability may be negatively impacted by the volatility in crude oil, solvent, fuel, energy, and commodity prices.

The price at which we sell oil-based products from our re-refinery is affected by changes in certain oil indices. If the relevant oil indices rise, we can typically expect to increase prices for our re-refined lubricating base oil. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil. The cost to collect used oil, including the amounts we must pay to obtain used oil and the fuel costs of our oil collection fleet, generally also increases or decreases when the relevant index increases or decreases. Even though the prices we can charge for our re-refined oil and the costs to collect and re-refine used oil generally correlate, they do not always increase or decrease by the same magnitude, and we cannot assure you that any increased costs we experience can be passed through to the prices we charge for our re-refined oil or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. If the prices we charge for our re-refined oil and the costs to collect and re-refine used oil do not move together or in similar magnitudes, our profitability may be materially and negatively impacted. Any increases in our costs to collect used oil could adversely affect the profitability of our used oil re-refinery. In fiscal 2014, base oil prices decreased compared to prices in fiscal 2013, and our margins were adversely impacted.

Increased costs of crude oil can significantly increase our operating costs in our Environmental Services segment. Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase. During a period of rising crude oil costs, we experience increases in the cost of solvent, fuel, and other petroleum-based products. We have in the past been able to mitigate increased solvent and fuel costs through the imposition of price increases and energy surcharges to customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on future price increases. Due to political instability in oil-producing countries, oil prices could increase significantly in the future. A significant or sudden increase in solvent or fuel costs could lower our operating margins and negatively impact our profitability. We currently do not use financial instruments to hedge against fluctuations in oil, solvent, or energy prices. If this volatility continues, our operating results could be volatile and adversely affected.

In addition, a significant portion of our inventory consists of new and used solvents and oil products. Volatility in the price of crude oil has impacted in the past and can significantly impact in the future the value of this inventory and our operating margins. Further, because we apply a first-in first-out accounting method, volatility in oil prices and solvent can significantly impact our operating margins.

During the fourth quarter of 2014, the price of crude oil and related commodities fell sharply. Consequently, during the fourth quarter of fiscal 2014, we recorded a non-cash inventory impairment charge of $6.1 million on that portion of our oil inventory that was held for sale, reflecting the lower market value of such inventory. We recorded additional expense to reflect the lower value of the solvent inventory held for use in our service programs. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected. If we do not decrease how much we pay to generators to acquire their used oil as quickly as the price for our oil products declines, the profitability of our Oil Business segment could be negatively impacted.

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

We may not be able to realize the anticipated benefits from our acquisition of FCC Environmental.

We may not be able to realize the anticipated benefits from our acquisition of FCC Environmental within the expected time period, or at all. Achieving those benefits depends on the timely, efficient, and successful execution of a number of post-acquisition events, including integrating FCC Environmental’s operations into the Company's. Factors that could affect our ability to achieve these benefits include:

•     the failure of FCC Environmental’s businesses to perform in accordance with our expectations;

•     difficulties in integrating and managing personnel, financial reporting, and other systems used by FCC Environmental’s businesses;

•     any future goodwill impairment charges that we may incur with respect to the assets of FCC Environmental;

•     failure to achieve anticipated synergies between our business units and the business units of FCC Environmental;

•     the loss of FCC Environmental’s customers or our customers; and

•     the loss of any of the key employees of FCC Environmental or the Company.

If FCC Environmental’s businesses do not operate as we anticipate, it could materially harm our business, financial condition, and results of operations. In addition, as a result of the Acquisition, we have assumed all of FCC Environmental’s liabilities, except as provided through indemnifications and remedies in the Stock Purchase Agreement. We may learn additional information about FCC Environmental’s business that adversely affects us, such as unknown or contingent liabilities, issues relating to internal controls over financial reporting, and issues relating to compliance with the Sarbanes-Oxley Act of 2002 or other applicable laws. As a result, there can be no assurance that the Acquisition will be successful or will not, in fact, harm our business. Among other things, if FCC Environmental’s liabilities are greater than projected, or if there are obligations of FCC Environmental of which we are not aware at the time of completion of the Acquisition, our business could be materially adversely affected.

Additionally, in both 2013 and fiscal 2014 up to and following the Acquisition, FCC Environmental had a net operating loss. If we are not able to integrate FCC Environmental and realize the expected synergies and benefits from the Acquisition as contemplated, then FCC Environmental’s operating results may not improve and our business and combined financial results would be materially adversely affected.

The successful integration of FCC Environmental’s businesses into the Company following the Acquisition may present significant challenges.

We anticipate that the FCC Environmental Acquisition may place significant demands on our administrative, operational and financial resources, and we cannot assure you that we will be able to successfully integrate FCC Environmental’s businesses into the Company. Our failure to successfully integrate FCC Environmental with the Company, and to manage the challenges presented by the integration process successfully, may prevent us from achieving the anticipated benefits of the acquisition and could have a material adverse effect on our business.

We incurred significant indebtedness in connection with our acquisition of FCC Environmental, which could harm our operating flexibility and competitive position as well as adversely affect our financial condition and ability to fulfill our obligations, and expose us to interest rate risk.

As of January 3, 2015, we had $78.8 million outstanding under the Credit Agreement in the form of Term A Loans. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets. The Credit Agreement requires us to maintain a specified total leverage ratio and has an excess cash flow provision that requires additional principal payments on the term loan if the excess EBITDA for the fiscal year exceeds the formula rate set forth in the facility. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the Credit Agreement. Our level of debt as a result of the FCC Environmental Acquisition and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance, because, among other things:

•     we may be placed at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•     our ability to complete future acquisitions may be limited;

•     we will have to use a portion of our cash flow for debt service rather than for operations;

•     we may not be able to obtain further debt financing and may have to pay more for financing;

•     we may not be able to take advantage of business opportunities;

•     the indebtedness may bear interest at variable interest rates, making us vulnerable to increases in interest rates; and

•     we will be more vulnerable to adverse economic conditions.

Our Credit Agreement also contains restrictions on the total amount of capital expenditures that we can incur in any year, including limitations on the amount of capital expenditures we can incur on the expansion of our re-refining capacity. If we plan to enter into capital-intensive projects, we may need to amend our credit facility to permit capital expenditures in excess of current limits. We cannot assure you that we will receive any waivers of our credit facility in the future to complete projects we may have.

The indebtedness will require significant interest and principal payments. Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected. Borrowings under our Credit Agreement are tied to the various stated interest rates. In the event of an increase in interest rates or an increase in the amount of our indebtedness, our interest expense will increase and could have a material adverse effect on our net income.

Our acquisition of FCC Environmental involves several accounting risks which adversely affect an investor’s ability to rely on the historical financial statements of FCC Environmental.

FCC Environmental prepared its carve-out combined financial statements for the year ended December 31, 2013 and for fiscal 2014 prior to the Acquisition in conformity with International Financial Reporting Standards (“IFRS”) as adopted by the European Union (“IFRS EU”). Because of the differences between IFRS EU and GAAP, FCC Environmental’s historical financial results, when reconciled to GAAP, may show a material difference for the periods presented as compared to IFRS, which may have an adverse effect on our financial results and could negatively impact the market price of our common stock.

If we fail to successfully integrate FCC Environmental into our internal controls over financial reporting or if FCC Environmental’s internal controls are found to be ineffective, the integrity of our financial reporting could be compromised.

As part of a Spanish company, FCC Environmental was not subject to the Exchange Act with respect to internal control over financial reporting, and, for a period of time after the consummation of the Acquisition, the management evaluation and auditor attestation regarding the effectiveness of our internal controls over financial reporting may exclude the operations of FCC Environmental. The integration of FCC Environmental into our internal controls over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate the operations of FCC Environmental into our internal controls over financial reporting, our internal controls over financial reporting might not be effective. Failure to achieve and maintain an effective internal controls environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business, and our stock price. In addition, if FCC Environmental’s internal controls are found to be ineffective, the integrity of FCC Environmental’s financial statements for prior periods could be adversely impacted.

Our used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our revenue and earnings.

There can be no assurance that unforeseen market conditions will not adversely impact the operation or profitability of our re-refinery.  Our success in operating our re-refinery at capacity, and our ability to successfully complete our re-refinery expansion and realize the anticipated benefits therefrom in a timely manner, or at all, may be affected by the following factors:

●
Operation of the Re-refinery - Operating at capacity depends on the ability of our employees and management to run the re-refinery at design rates safely and in compliance with all relevant regulations. Nameplate capacity includes the impact of periodic shutdowns for routine maintenance. Any extended or unscheduled shutdowns may inhibit our ability to operate the re-refinery at or near capacity. We incurred an unscheduled shutdown of our re-refinery for approximately two weeks during the fourth quarter of fiscal 2014 which negatively impacted our earnings.

●
Base Lube Oil Demand - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our Indianapolis site. Additional capacity has been constructed by virgin lubricating base oil producers. Additional production capacity might depress the prices for the base oil that we produce. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil.

●
Logistics - Operating at capacity depends on our ability to efficiently transport used oil to our Indianapolis site and to transport base lube oil and related by-products out of our Indianapolis site as well as on our access to adequate storage facilities for raw materials and products.

●
Base Lube Oil Pricing - The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil, even if our costs do not experience a similar decline. If we reduce prices for our products, we may not realize expected results, and our operating margins may be adversely impacted. In fiscal 2014, base oil prices decreased compared to prices in fiscal 2013, and our margins were adversely impacted.

●
Re-refinery Expansion - We plan to expand the annual nameplate capacity of our Indianapolis re-refinery from 65 million gallons to 75 million gallons in 2015. This expansion will require significant investment of capital, time, and resources, including additional capital of approximately $10.0 million. The operations and profitability of our used oil re-refinery may be affected by delays, cost overruns, and equipment downtime associated with this expansion.

●
Used Oil Feedstock - Operating at capacity depends on our ability to obtain the required volume from either Company customers or third party collectors and to acquire the feedstock at competitive rates.

Our operations are subject to numerous environmental, transportation, and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, we may be subject to involuntary shutdowns and/or significant financial penalties.

Our operations are subject to extensive federal, state, and local laws and regulations relating to the protection of the environment which, among other things:

●	regulate the collection, sale, transportation, handling, processing, and disposal of the hazardous and non-hazardous wastes that we collect from our customers;

●	regulate the treatment and processing of waste material that we collect from our customers and the discharge of treated material;

●	impose liability on persons involved in generating, handling, processing, transporting, or disposing hazardous materials; and

●	impose joint and several liability for the remediation and clean-up of environmental contamination

We are also subject to various transportation rules and regulations enforced by the DOT, the Federal Motor carrier Safety Administration, and the Department of Homeland Security. The breadth and complexity of these laws and regulations affecting our business make consistent compliance extremely difficult and often result in increased operating and compliance costs. Even with these programs, we and other companies in the industry are routinely faced with legal and administrative proceedings which can result in civil and criminal penalties (including the loss of certain licenses and permits that are required for our business), interruption of business operations, fines or other sanctions, and require expenditures for remedial work at our and third-party facilities. Under current law, we may be held liable for damage caused by conditions that existed before we acquired the assets or operations involved or if we arrange for the transportation, disposal, or treatment of hazardous substances that cause environmental contamination. We may also be held liable for the mishandling of waste streams resulting from the misrepresentations by a customer as to the nature of such waste streams. We may be subject to monetary fines, civil or criminal penalties, remediation, clean-up or stop orders, injunctions, orders to cease or suspend certain practices, or denial of permits we require to operate our facilities. We have in the past been subject to penalties and fines for noncompliance with environmental regulations and could be subject to penalties and fines in the future. For example, as described in “Legal Proceedings,” the Company learned in February 2015 that an investigation of FCC Environmental’s wastewater facility in Wilmington, Delaware (“Facility”) that was initiated by the EPA and Department of Justice (“DOJ”) in 2012 is continuing.  Potential judgments, fines, or penalties arising from this investigation could have a material effect on our business, financial condition, and results of operations.

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

In addition, the operation of our used oil re-refinery exposes us to risks related to the potential loss of permits, contamination of feedstock, adverse environmental impact of a spill or other release, the risk of explosion or fire or other hazards, the risk of injury to our employees or others, as well as the negative publicity due to public concerns regarding our operation. The occurrence of any of these events could result in reduced production rates, loss of inventory, operational inefficiencies, clean-up costs, or other items that might negatively affect the operating results of the Company. While these risks are in some respects similar to risks that we have experienced in our traditional service businesses, the magnitude of exposure may be greater due to the nature of the used oil re-refining industry and the greater volumes, temperatures, and pressures involved. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable or we will not choose to procure insurance at levels that will cover all potential exposure.

CERCLA and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them to the facilities. As a potentially responsible party, or PRP, we may be liable under CERCLA for substantial investigation and cleanup costs even if we operate our business properly and comply with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and cleanup, even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if we were able to identify who the other responsible parties might be, we may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources. Our facilities and the facilities of our customers and third party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. It is also possible that government officials responsible for enforcing environmental laws may view an environmental liability as more significant than we then currently estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address it.

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

In addition, there currently exists a high level of public concern over hazardous waste operations, including with respect to the siting and operation of transfer, processing, storage, and disposal facilities. For example, under the DOT’s CSA initiative, a compliance and enforcement initiative designed to monitor commercial motor vehicle safety, the fleets and drivers in our network are evaluated and ranked based on certain safety-related standards. A poor fleet ranking or a reduction in eligible drivers could impact our ability to service our customers and could cause our customers to use a competitor with higher fleet rankings than ours, which could have a material adverse effect on our business, financial condition and results of operations.

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

Similarly, if current environmental laws were changed so as to ban the use of mineral spirits in parts cleaning, we may be forced to discontinue offering mineral spirits-based parts cleaning services. This could lead to a write-down in the value of our inventory of mineral spirits and our parts cleaning machines designed to utilize mineral spirits, as well as our mineral spirits-based parts cleaning machines at our customers.

One of the by-products of the re-refinery process is Vacuum Tower Asphalt Extender ("VTAE"). VTAE is sold for use as an ingredient in asphalt used in the construction of roadways. State Departments of Transportation may regulate the characteristics of materials that are used as ingredients in roadway asphalt. A small number of states have banned the use of VTAE as an ingredient in asphalt used on roadways. We believe, when used in the proper proportion, the VTAE produced at our re-refinery can be used in a paving asphalt formulation that meets all relevant performance standards. Regulatory restrictions on the use of VTAE could potentially negatively impact the marketability of this product and the profitability of our oil business. To our knowledge, current restrictions on the use of VTAE in asphalt have not had a significant negative impact on our business.

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

Because we rely on our extended network of 84 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected. As a result of our acquisition of FCC Environmental, we have additional locations to oversee, which increases the risk discussed above.

We may be unable to manage our growth.

In our first fifteen years of operation, revenues have increased at a compound annual growth rate of over 25% from fiscal 1999 to fiscal 2014, although we experienced a 9% decrease in our revenues from fiscal 2008 to fiscal 2009. Our growth to date has placed and may continue to place significant strain on our management and operational and financial resources. We anticipate that continued growth, including as a result of the FCC Environmental Acquisition and other acquisitions from time to time, will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and operational personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate, and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

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

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, a wholly-owned subsidiary of Clean Harbors, Inc. and our largest competitor, has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed a significant market share in used oil services, including used oil collection and containerized waste management. Safety-Kleen and some of our other competitors have substantially greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects may be adversely affected if we cannot gain market share from these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2014 and prior years, we may not in future years.

Our future capital needs are uncertain and our ability to access additional financing may be negatively impacted by the volatility and disruption of the capital and credit markets and adverse changes in the global economy.

Our capital requirements in the future will depend on many factors, including:

•     acceptance of and demand for and pricing of our products and services;

•    the extent to which we invest in new technology and product development;

•     the costs of developing new products, services or technologies;

•     our interest and principal payment obligations under the additional indebtedness that we incurred in connection with our acquisition of FCC Environmental; and

•    the costs associated with the growth of our business, if any.

If global economic conditions worsen, we could experience a decrease in cash flows from operations and may need additional financing to fund operations and access to additional debt or equity may not be available on acceptable terms or at all. In addition, the terms of the Credit Agreement restrict our ability to incur additional indebtedness. If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance products and services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

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

We are dependent on third parties for the disposal of most of our customers’ non-used oil waste streams. We and our third party transporters ship waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators, and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors. If our current disposal vendors or subcontractors cannot perform up to our standards, our reputation with our customers could be damaged, and we may be required to replace these vendors. Although we believe there are a number of potential replacement disposal vendors and subcontractors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of our customers’ waste streams by disposal vendors or subcontractors could expose both us and our customers to liability. Any failure by disposal vendors or subcontractors to properly collect, transport, handle or dispose of our customers’ waste streams, or any insolvency or business closure of disposal vendors or subcontractors, could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition, or results of operations.

The operation of our antifreeze recycling centers and oily water processing facilities expose us to additional risks beyond those encountered in our traditional service businesses.

Similar to our re-refining operation, the operations of our antifreeze recycling centers and oily water processing facilities expose us to risks related to the potential contamination of feedstock, adverse environmental impact of a spill or other release, or the risk of injury to our employees or others. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable, or we will not choose to procure insurance at levels that will cover all potential exposure.

A system failure could delay or interrupt our ability to provide services and products and could increase our costs and reduce our sales.

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 84 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

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

In 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources.  In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to monitor emissions and to reduce emissions of GHGs associated with our operations.

Risks Related to our Common Stock

The price of our shares of common stock may be volatile.

The trading price of shares of our common stock may fluctuate substantially. In particular, it is possible that our operating results may be below the expectations of public market analysts and investors, including the results of our entry into the used oil re-refining industry, and, as a result of these and other factors, the price of our common stock may decline. These fluctuations could cause you to lose part or all of your investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

●	variations in our operating results, including variations due to changes in the price of crude oil or base lubricating oil;

●	announcements by us, our competitors, or others of significant business developments, changes in customer relationships, acquisitions, or expansion plans;

●	analysts' earnings estimates, ratings, and research reports;

●	the depth and liquidity of the market for our common stock;

●	speculation in the press;

●	strategic actions by us or our competitors, such as sales promotions or acquisitions;

●	actions by our large stockholders or by institutional and other stockholders;

●	material litigation;

●	conditions in the industrial and hazardous waste services industry as a whole and in the geographic markets served by our branches; and

●	domestic and international economic factors unrelated to our performance.

The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

The small public float for our shares may make it difficult to sell your shares and may cause volatility in our stock price.

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of January 3, 2015, The Heritage Group ("Heritage") beneficially owned 22.5% of our common stock, the Fehsenfeld Family Trusts, which are related to Heritage (the "Heritage trusts") owned 6.9% of our common stock, Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, beneficially owned 4.6% of our common stock, and collectively Heritage, the Heritage trusts, and our directors and named executive officers beneficially owned 41.6% of our common stock.  In addition, under a participation rights agreement between us and Heritage, Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

There may be future sales or issuances of our common stock, which will dilute the ownership interests of stockholders and may adversely affect the market price of our common stock.

We may issue additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or substantially similar securities, which may result in dilution to our stockholders. In addition, our stockholders may be further diluted by future issuances, or exercises or vesting of outstanding equity awards, under our equity incentive plans. Sales of substantial amounts of common stock by us or our stockholders in the public market could adversely affect the market price of the common stock. The market price of our common stock could decline as a result of sales or issuances of a large number of our common stock or similar securities in the market after this offering or the perception that such sales or issuances could occur.

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

As of January 3, 2015, Heritage beneficially owned 22.5% of our outstanding common stock, the Heritage trusts owned 6.9% of our outstanding stock, and Fred Fehsenfeld, Jr., the Chairman of our Board and an affiliate of Heritage, owned an additional 4.6% of our outstanding common stock. As a result, Heritage and Mr. Fehsenfeld have significant influence over our decision to enter into any corporate transaction and with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. Moreover, Heritage, the Heritage trusts, and our directors and named executive officers collectively beneficially owned 41.6% of our common stock as of January 3, 2015. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to FCC Environmental and any other businesses that we decide to acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission, ("SEC"), NASDAQ, or other regulatory authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Headquarters.  Our headquarters is based in a 31,935 square foot leased facility in Elgin, Illinois and is leased with a term expiring in 2022.

Re-refinery and recycling operations.  We own and operate a used oil re-refinery in Indianapolis, IN, with an annual nameplate capacity of 65 million gallons of used oil feedstock and we own and operate a solvent recycling facility at the same site which has an annual capacity of approximately six million gallons. We operate three antifreeze recycling centers, and own the property where one is located and lease the property where the other two are located. In addition, we operate 18 oil processing facilities, of which five also perform waste water treatment, and three process used oil filters. Our wastewater treatment operations have the capacity to process approximately 150 million gallons per year. We own the properties where 11 of our oil processing operations are located, including all of our waste water treatment operations and two of our used oil filter processing operations. We lease the remaining seven oil processing facilities with terms ranging from quarterly to up to eight years.

Hubs.  We operate four hubs, in Indianapolis, IN; Shreveport, LA; Philadelphia, PA; and Atlanta, GA. All of our hubs are leased with terms ranging two to ten years. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future recycling at our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Drums of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. These drums are staged and loaded back into trailers for reshipment to recyclers, incinerators, landfills, and waste-to-energy facilities.

Branches.  We operate 84 branches that vary in size and serve customer locations in 43 states, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. We own 14 branches, and the remaining 70 are leased with terms ranging from month-to-month to up to nine years.

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

FCC Environmental Acquisition

On October 16, 2014, we purchased the outstanding stock of FCC Environmental, pursuant to a Stock Purchase Agreement (the "Agreement") between the Company and Dédalo Patrimonial S.L.U. (the "Seller") for $90.0 million in cash subject to various adjustments including a working capital adjustment. The initial working capital adjustment, agreed upon between the Company and the Seller, was $1.2 million, which decreased the purchase price to $88.8 million as of the closing date of the transaction. According to the terms of the Agreement, we prepared a final working capital statement, along with supporting information. The Seller has disputed our final working capital statement, which showed a significant decrease in working capital. If we cannot agree with the Seller on the final working capital adjustment amount, then the amount will be determined by an accounting firm. The determination of the final purchase price, using the working capital adjustment, will impact the preliminary valuation of the assets acquired, and the impact may be material.

On October 16, 2014, we purchased all stock in International Petroleum Corp. of Delaware (“IPC”) as part of the acquisition of FCC Environmental, LLC. IPC operated a wastewater facility in Wilmington, Delaware (“Facility”). We had been informed that IPC had entered into an agreement with the City of Wilmington (the “City”) regarding permit violations in 2011-2012 related to water and waste disposal activities. Prior to our Acquisition, a fine was paid by IPC, and its wastewater discharge permit was voluntarily surrendered. In February 2015, we learned that an investigation of such prior activities at the Facility by the EPA and Department of Justice is continuing. While we have received little information about this investigation, we intend to cooperate with the EPA and DOJ in an attempt to resolve the matter.  No amounts have been accrued related to this investigation.

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

2013	High	Low
First Quarter	$16.78	$14.26
Second Quarter	$15.75	$13.10
Third Quarter	$16.07	$13.43
Fourth Quarter	$20.64	$15.85

2014	High	Low
First Quarter	$20.67	$15.89
Second Quarter	$18.56	$14.32
Third Quarter	$19.86	$14.91
Fourth Quarter	$19.13	$9.73

On March 10, 2015, the closing price of our common stock on the NASDAQ Global Select Market was $12.47 per share. On March 10, 2015, there were 367 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 2, 2010 and January 3, 2015, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period. This graph assumes the investment of $100 on January 2, 2010 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	January 2, 2010	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015
Heritage-Crystal Clean, Inc.	$100.00	$96.00	$158.00	$142.00	$190.00	$117.00
NASDAQ Composite Index	$100.00	$117.00	$115.00	$137.00	$183.00	$208.00
NASDAQ Industrial Index	$100.00	$125.00	$124.00	$153.00	$211.00	$216.00

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2014" represents the 53-week period ended January 3, 2015. "Fiscal 2013" represents the 52-week period ended December 28, 2013. "Fiscal 2012" represents the 52-week period ended December 29, 2012. "Fiscal 2011" represents the 52-week period ended December 31, 2011. “Fiscal 2010” represents the 52-week period ended January 1, 2011. We have derived the statement of operations for the fiscal years ended December 31, 2011 and January 1, 2011 and the balance sheet data at December 29, 2012, December 31, 2011, and January 1, 2011, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(Dollars in thousands, except per share data)
	2014	2013	2012	2011	2010

STATEMENTS OF OPERATIONS DATA(a):
Revenues
Product revenues	$160,079	$132,409	$119,470	$39,149	$13,796
Service revenues	178,973	150,727	133,021	113,709	98,322
Total revenues	$339,052	$283,136	$252,491	$152,858	$112,118
Operating Expenses
Operating Costs	$290,622	$234,638	$213,568	$124,000	$83,773
Selling, general, and administrative expenses	45,646	30,274	26,194	20,715	18,035
Depreciation and amortization	12,877	9,524	8,141	5,657	4,629
Other (income) expense - net	(434)	210	6	(10)	39
Operating (loss) income	(9,659)	8,490	4,582	2,496	5,642
Interest expense - net	689	417	585	37	—
(Loss) income before income taxes	$(10,348)	$8,073	$3,997	$2,459	$5,642
(Benefit from) provision for income taxes	(3,483)	3,428	1,743	985	2,371
Net (loss) income	(6,865)	4,645	2,254	1,474	3,271
Income attributable to noncontrolling interest	143	100	—	—	—
(Loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(7,008)	$4,545	$2,254	$1,474	$3,271

Net (loss) income per share available to common stockholders: basic	$(0.38)	$0.25	$0.13	$0.10	$0.26
Net (loss) income per share available to common stockholders: diluted	$(0.38)	$0.24	$0.13	$0.10	$0.26

Number of weighted average common shares outstanding :
Basic	18,604	18,224	16,921	14,313	12,645
Diluted	18,604	18,552	17,363	14,710	12,704
(a) On October 16, 2014, we acquired FCC Environmental. FCC Environmental's operating results are consolidated into our financial statements from the date of acquisition.

	Fiscal Year
	2014	2013	2012	2011	2010
OTHER OPERATING DATA (UNAUDITED):
Average revenues per working day - Environmental Services (in thousands)	740	615	550	470	410
Number of branches at end of fiscal year	84	74	71	67	62

	At Fiscal Year End
	(In thousands)
	2014	2013	2012	2011	2010

BALANCE SHEET DATA:
Cash and cash equivalents	$21,555	$22,632	$47,766	$2,186	$21,757
Total assets	319,819	215,958	199,111	134,056	89,572
Total debt	79,153	20,958	20,881	21,891	—
Total stockholders' equity	$187,414	$159,304	$149,391	$78,553	$73,544

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations.  Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.  We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  "Fiscal 2014" represents the 53-week period ended January 3, 2015. "Fiscal 2013" represents the 52-week period ended December 28, 2013. "Fiscal 2012" represents the 52-week period ended December 29, 2012.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and by-products. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services industries, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 84 branch facilities providing services to customers in 43 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, vacuum truck, and antifreeze recycling services. Revenues from this segment accounted for approximately 56.0% of our total company revenues for fiscal 2014. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for approximately 44.0% of our fiscal 2014 total company revenues.

No single customer accounted for more than 10% of consolidated revenues in fiscal 2014, 2013, or 2012. There were no intersegment revenues during fiscal 2014.

We have established prices for our services, based on the relevant business variables for each service. With respect to our parts cleaning services, our pricing reflects the type of parts cleaning machine we provide (if any), the frequency of service visits, and the quantity and grade of solvent or other cleaning chemistry required. For our other services, our pricing typically reflects the nature and quality of the waste materials removed. Our customer agreements typically provide for annual renewal and price increases. With respect to our oil product sales, some prices are set through contracts or purchase orders with customers, which may be based on the market prices of an underlying commodity or market indicator.

Our operating costs include the costs of the materials we use in our products and services, such as used oil collected from customers or purchased from third party collectors, solvent, and other chemicals. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Changes in the price of crude oil can impact operating costs indirectly as it may impact the price we pay for solvent or used oil, although we attempt to offset volatility in the oil markets by managing the spread between the costs we pay for our materials and the prices we charge for our products and services. Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, and the costs of operating our re-refinery, recycling centers, hubs, and branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general, and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A as revenue less operating costs and depreciation and amortization from operations.

Our selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management, billing, receivables management, accounting and finance, information technology, environmental health and safety, and legal.

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and by-products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an input capacity of approximately 65 million gallons of used oil feedstock per year. We are in the process of expanding the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We estimate the additional capital cost of the current expansion project will be approximately $10.0 million to be incurred in fiscal 2015.

On October 16, 2014, we acquired the outstanding stock of FCC Environmental LLC and International Petroleum Corp. of Delaware (together, “FCC Environmental”) from Dédalo Patrimonial S.L.U. for $90.0 million in cash, subject to customary post-closing adjustments (the “Acquisition” or the “FCC Environmental Acquisition”). In 2013, FCC Environmental was a significant collector of used oil by volume in the United States. FCC Environmental also offers oily water disposal and treatment, parts cleaning, vacuum services, antifreeze recycling, oil filter recycling, on-site cleaning, and waste management services in 21 states in the South and along the Eastern seaboard of the United States. The financial data of FCC Environmental prior to October 16, 2014 is not incorporated into our audited financial statements for fiscal 2014.

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

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. We test goodwill for impairment annually as well as in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We perform our goodwill impairment testing at the reporting unit level by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. We estimate the fair value of a reporting unit using the present value of expected future cash flows. The estimation of the fair value of a reporting unit requires management to make critical estimates, assumptions, and judgments, including estimating the expected future cash flows and applying appropriate discount rates. Application of alternative estimates and assumptions could produce significantly different results.

In fiscal 2014, we tested goodwill for impairment. Our tests indicated that the fair values were in excess of carrying values and thus did not fail step one of the goodwill impairment test. Our determination of fair value requires certain assumptions and estimates regarding market conditions and future profitability and cash flows of the reporting units. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on analysis of customer creditworthiness, historical losses, and general economic trends and conditions. We perform periodic credit evaluations of our customers and typically do not require collateral. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables that we use to record reserves throughout the year. In the last five years, our provisions for doubtful accounts have averaged 0.4% of sales. We do not have any off-balance sheet credit exposure related to our customers.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. We have evaluated and concluded that no triggering events occurred during fiscal 2014, and therefore we have not tested for impairment.

RESULTS OF OPERATIONS

General

Fiscal Year Ended January 3, 2015 versus Fiscal Year Ended December 28, 2013

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the Fiscal Years Ended,
	January 3, 2015		December 28, 2013
Revenues
Product revenues	$160,079	47.2%	$132,409	46.8%
Service revenues	178,973	52.8%	150,727	53.2%
Total Revenues	$339,052	100.0%	$283,136	100.0%
Operating expenses -
Operating costs	$290,622	85.7%	$234,638	82.9%
Selling, general and administrative expenses	45,646	13.5%	30,274	10.7%
Depreciation and amortization	12,877	3.8%	9,524	3.4%
Other (income) expense - net	(434)	(0.1)%	210	0.1%
Operating (loss) income	(9,659)	(2.8)%	8,490	3.0%
Interest expense – net	689	0.2%	417	0.1%
(Loss) income before income taxes	$(10,348)	(3.1)%	$8,073	2.9%
(Benefit of) provision for income taxes	(3,483)	(1.0)%	3,428	1.2%
Net (loss) income	(6,865)	(2.0)%	4,645	1.6%
Income attributable to noncontrolling interest	143	—%	100	—%
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(7,008)	(2.1)%	$4,545	1.6%

Revenues

In fiscal 2014, revenues increased $55.9 million, or 19.7%, to $339.1 million from $283.1 million in fiscal 2013. The acquisition of FCC Environmental contributed approximately $19.5 million toward the increase in revenues, all during the fourth quarter of 2014. Revenues in the Environmental Services segment increased through increased volume and improved pricing from existing customers. In addition, Oil Business revenues increased as a result of the increase in volume of base oil and re-refinery by-products sold in fiscal 2014, compared to fiscal 2013. During the second half of fiscal 2013, we began a project to expand the capacity of the re-refinery to an annual used oil input capacity of 75 million gallons per year, and in fiscal 2014 the re-refinery operated at a nameplate capacity greater than 60 million gallons per year. Overall in fiscal 2014, and especially during the fourth quarter, the increase in base oil sales volume continued to be offset by lower base oil prices compared to fiscal 2013. During fiscal 2014, the average spot market price for the Group II base oil product we produce declined approximately 8% compared to fiscal 2013. During the fourth quarter of fiscal 2014, the average spot market price for the Group II base oil we produce declined approximately 19% compared to the fourth quarter of fiscal 2013.

Operating costs

Operating costs increased $56.0 million, or 23.9%, from fiscal 2013 to fiscal 2014. In fiscal 2014 the increase in operating costs was primarily a result of increased production volume in the Oil Business segment and increased service volume in the Environmental Services segment compared to fiscal 2013. Operating costs increased in both segments as we continued to expand geographically, add customers, and add to our service offerings. The acquisition of FCC Environmental added approximately $19.8 million in operating costs during the fourth quarter of 2014.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $15.4 million, or 50.8%, from fiscal 2013 to fiscal 2014. Overall, selling, general and administrative expenses as a percentage of revenues increased to 13.5% in fiscal 2014 from 10.7% in fiscal 2013. The increase in SG&A as a percentage of revenues is the result of costs related to the acquisition of FCC Environmental. Acquisition related costs were $4.5 million in fiscal 2014, compared to $0.3 million in fiscal 2013. In addition, SG&A activities in the FCC Environmental legacy business added approximately $5.6 million to SG&A costs during the fourth quarter of fiscal 2014.

During the fourth quarter of fiscal 2014, in connection with our integration plans for the FCC Environmental acquisition, we communicated to our employees plans to implement a reduction in force of approximately 100 employees across the organization. We terminated approximately one half of these employees in the fourth quarter of fiscal 2014. Additional employees were given communication that they would be terminated over the next year and were offered retention bonuses. As a result of these measures, we incurred a charge of approximately $2.0 million related to the planned reduction in work force related to future cash severance payments of terminated employees, stay bonuses, and severance packages that will be paid out in fiscal 2015. We are continuing the process of implementing our integration plans and expect to realize additional headcount reductions of up to 50 positions through the first half of fiscal 2015.

Interest expense

Interest expense for fiscal 2014 was $0.7 million, compared $0.4 million in fiscal 2013. The increase in interest expense in fiscal 2014 was a result of higher average debt outstanding in fiscal 2014 as a result of amending our credit facility in order to complete the acquisition of FCC Environmental. In the fourth quarter of fiscal 2014, in connection with our purchase of FCC Environmental, we increased our Term A loan by $62.1 million and incurred interest expense on our revolving loan. In fiscal 2014 and 2013, we capitalized $0.4 million and $0.1 million in interest, respectively, as a result of our work on the expansion of the re-refinery.

Provision for income taxes

Our effective tax rate for fiscal 2014 was 33.7% compared to 42.5% in fiscal 2013. The rate difference is attributable to the impact of non-deductible expenses in a loss year as compared to the impact of those non-deductible expenses in an income year, and the impact of certain state taxes not based on income.

Segment Information

The following table presents revenues by operating segment (dollars in thousands):

	For the Fiscal Year Ended,		Increase
	January 3, 2015	December 28, 2013	$	%
Revenues:
Environmental Services	$189,731	$157,282	$32,449	20.6%
Oil Business	149,321	125,854	23,467	18.6%
Total	$339,052	$283,136	$55,916	19.7%

In fiscal 2014, Environmental Services revenues increased $32.4 million, or 20.6%, compared to fiscal 2013. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches. In addition we realized revenue growth from a combination of higher pricing and volume. The acquisition of FCC Environmental contributed revenues of approximately $7.1 million to this segment during the fourth quarter of 2014.

At the end of fiscal 2014, the Environmental Services segment was operating in 84 branch locations compared with 74 at the end of fiscal 2013.  There were 74 branches that were in operation throughout fiscal 2014 and fiscal 2013. In fiscal 2014 same branch sales increased $18.8 million, or 12.4%, for the 74 branches that were in operation during both years. Fiscal 2014 consisted of 53 weeks, compared to fiscal 2013, which consisted of 52 weeks. Excluding the impact of the 53rd week in fiscal 2014, same branch sales increased $16.6 million, or 10.9%, compared to fiscal 2013.

In fiscal 2014, Oil Business revenues increased $23.5 million, or 18.6%, as production increased at the re-refinery in fiscal 2014 compared to fiscal 2013. During fiscal 2014, we sold approximately 35.8 million gallons of base oil compared to 30.6 million gallons in fiscal 2013. Throughout fiscal 2014, Oil Business revenues experienced negative pressure from low base oil pricing, and in the fourth quarter of fiscal 2014, crude oil prices declined significantly, putting further downward pressure on base oil pricing. The acquisition of FCC Environmental contributed approximately $12.5 million in revenues in the Oil Business during the fourth quarter of 2014.

During the fourth quarter of fiscal 2014, our re-refinery experienced an unplanned shutdown resulting in the curtailment of the operation of our hydrotreater for approximately two weeks with a corresponding reduction in our production of lube base oil and other re-refinery products. As a result, we believe our revenue for the Oil Business segment in the fourth quarter of 2014 was approximately $4.4 million less than it would have been if the re-refinery had operated at full capacity.

Segment Profit (Loss) before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	For the Fiscal Year Ended,		Increase (Decrease)
	January 3, 2015	December 28, 2013	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$47,620	$41,886	$5,734	13.7%
Oil Business	(9,990)	(1,689)	(8,301)	491.5%
Total	$37,630	$40,197	$(2,567)	(6.4)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 12 in our consolidated financial statements included elsewhere in this document.

In fiscal 2014, Environmental Services profit before SG&A increased 13.7% on increased revenues of 20.6%. Revenues grew as a result of increased pricing and volume and from the FCC Environmental acquisition. Operating margin in the Environmental Services segment decreased as a result of rising disposal and employee healthcare costs. In addition, the FCC Environmental acquisition contributed a loss before corporate SG&A of approximately $0.6 million in this segment.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In fiscal 2014, the impact of reused solvent sales was immaterial. Reuse solvent sales provided a benefit during fiscal 2013 of $0.3 million.

In fiscal 2014, the Oil Business operating loss before corporate SG&A increased $8.3 million to a loss before corporate SG&A of $10.0 million. The FCC Environmental acquisition contributed a loss before corporate SG&A of approximately $1.1 million in this segment.

During the fourth quarter of 2014, the price of crude oil and related commodities fell sharply. At the start of our fourth fiscal quarter, the market price of Brent crude oil was approximately $100 per barrel, and by the end of the fourth quarter, the market price of Brent crude oil was approximately $56 per barrel, a decline of $44 per barrel (or $1.05/gallon). This decline in the value of crude oil has in turn led to declines in the prices of base lube oil and other oil products and had a negative impact on the value of our inventory, which is valued at the lower of cost or market. As such, we recorded a non-cash impairment charge which reduced our inventory value by $6.1 million in the fourth quarter, which increased Operating costs in the Oil Business segment.

In our Oil Business segment throughout fiscal 2014, we were engaged in a program to reduce the price paid to generators for used oil, and during the fourth quarter we aggressively increased this effort. From the last four-week period of fiscal 2013 to the last five-week period of fiscal 2014, we reduced the average price we pay for used oil to historical HCC generators by over $0.60 per gallon. We also reduced the average price paid to historical FCC generators by over $0.50 per gallon from the date of the acquisition to the end of fiscal 2014. We are continuing this aggressive price reduction into the first quarter of fiscal 2015 in order to offset the decrease in base oil pricing.

The unplanned shutdown of the re-refinery in the fourth quarter of 2014 led to losses related to the interruption of our base lube oil production and sales as well as losses for equipment at the facility. After accounting for certain limits and deductibles on our insurance, we estimate the net costs to the Company of this event were approximately $0.3 million pre-tax.

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

Revenues

In fiscal 2013, revenues increased $30.6 million, or 12.1%, to $283.1 million from $252.5 million in fiscal 2012. Revenues in the Environmental Services segment increased through increased volume and improved pricing from existing customers, as well as through acquisitions. In addition, Oil Business revenues increased as a result of the increase in volume of base oil and re-refinery by-products sold in fiscal 2013, compared to fiscal 2012, when we began initial sales of base oil and the re-refinery was in the start-up phase. During the second half of fiscal 2013, we began a project to expand the capacity of the re-refinery to an annual used oil input capacity of 75 million gallons per year. We realized incremental capacity beyond the original nameplate capacity of 50 million gallons in the second half of fiscal 2013, which contributed to the increase in revenues. Overall in fiscal 2013, the increase in base oil sales volume was offset by lower base oil prices compared to fiscal 2012. During fiscal 2013, the average spot market price for the Group II base oil product we produce declined approximately 18% compared to fiscal 2012.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of January 3, 2015 and December 28, 2013, cash and cash equivalents were $21.6 million and $22.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

On October 16, 2014 we entered into a First and Second Amendment (collectively the "Amendments") to our Amended and Restated Credit Agreement ("Credit Agreement"). The amendments provide provided for initial borrowings of up to $140.0 million, which consists of Term A loans totaling $80.0 million and a revolving loan of up to $60.0 million. The Term A loans have a maturity date of February 5, 2018. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at our election subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the British Bankers Association LIBOR rate plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 1.0% and 2.0% depending on our total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to the (i) British Bankers Association LIBOR Rate plus (ii) a variable margin of between 2.0% and 3.0% depending on our total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets.

Certain covenants of the Credit Agreement, among other things, restrict our ability to incur indebtedness, grant liens, make investments, and sell assets. The Credit Agreement, as amended by the amendments, contains customary events of default, covenants, and representations and warranties. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•
A total leverage ratio no greater than 4.0 to1.0 through the first quarter of fiscal 2015, no greater than 3.75 to 1.0 in the second quarter of fiscal 2015, no greater than 3.5 to 1.0 for the third quarter of fiscal 2015, no greater than 3.25 to 1.0 for the fourth quarter of fiscal 2015, and no greater than 3.0 to 1.0 thereafter; and

•
A capital expenditures covenant limiting capital expenditures to $15.0 million in fiscal 2015 and each fiscal year thereafter. In addition, we are restricted from making capital expenditures for the expansion of our re-refinery to 75 million gallons of nameplate capacity if our leverage ratio is above 3.5 to 1.0.

The Credit Agreement places certain limitations on acquisitions and includes a prohibition on the payment of dividends.

As of January 3, 2015, our secured bank credit facility allowed for up to $138.8 million in borrowings, of which $78.8 million was available as a term loan having a maturity date of February 5, 2018. The remaining portion of the credit facility was a revolving loan under which up to an additional $14.2 million was available. As of January 3, 2015 and December 28, 2013 we had $78.8 million and $19.3 million of borrowings outstanding under our term loan, respectively, and no amounts outstanding under the revolver. During fiscal 2014, we recorded interest of $0.9 million on the term loan. In fiscal 2014 and 2013, we capitalized $0.4 million and $0.1 million in interest, respectively.

As of January 3, 2015 and December 28, 2013, we were in compliance with all covenants of our credit facility then in effect. As of January 3, 2015, and December 28, 2013, we had $0.4 million and $0.3 million of standby letters of credit issued, respectively, and $13.8 million was available for borrowing under the bank credit facility.

    At January 3, 2015 we had short-term notes payable related to acquisitions of approximately $0.3 million. At December 28, 2013, we had notes payable related to acquisitions of approximately $1.7 million of which $1.2 million were recorded as current maturities of long-term debt.

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

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
	(Dollars in thousands)
	January 3, 2015	December 28, 2013	December 29, 2012
Net cash provided by (used in):
Operating activities	$14,677	$15,383	$2,645
Investing activities	(107,105)	(39,569)	(23,056)
Financing activities	91,351	(948)	65,991
Net (decrease) increase in cash and cash equivalents	$(1,077)	$(25,134)	$45,580

The most significant items affecting the comparison of our operating activities for fiscal 2014 and fiscal 2013 are summarized below:

Net Cash Provided by Operating Activities —

•	Earnings decline — Our decrease in net income for fiscal 2014 negatively impacted our net cash provided by operating activities by $11.5 million compared to fiscal 2013.

•
Accounts Receivable — The decrease in accounts receivable positively affected cash flows from operations by $11.5 million in fiscal 2014 compared to fiscal 2013. In fiscal 2013, accounts receivable balances grew as we expanded our capacity at the re-refinery and grew revenues in both segments. In fiscal 2014, accounts receivable balances increased through the acquisition of FCC Environmental but decreased in total as we had lower open receivable balances at year end due to declining prices in the Oil Business segment.

•
Inventory — In the fourth quarter of fiscal 2014, we took a non-cash inventory impairment charge of $6.1 million due to rapidly declining oil prices. Excluding the impact of the inventory impairment charge, the increase in inventory negatively affected cash flows from operations by $3.4 million in fiscal 2014 compared to fiscal 2013. Inventory volumes increased as a result of increased activity in both segments.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $20.4 million and $18.4 million for capital expenditures and software and intangible assets during fiscal 2014 and fiscal 2013, respectively.  During fiscal 2014, we spent approximately $8.2 million toward the expansion of the re-refinery. In addition, in fiscal 2014, we spent approximately $2.2 million on capital improvements at the re-refinery. During fiscal 2013, we spent approximately $8.3 million on the expansion of the re-refinery. An additional $1.8 million spent in fiscal 2013 was for capital improvements at the re-refinery. In fiscal 2014, approximately $6.3 million of the capital expenditures were for purchases of parts cleaning machines compared to $5.2 million in fiscal 2013.  The remaining $3.7 million in fiscal 2014 was for other items including capital expenditures, office equipment, leasehold improvements, software, and intangible assets compared to $3.1 million in fiscal 2013.

•
Acquisitions - In fiscal 2014, we used $85.9 million in net cash for the purchase of FCC Environmental and $1.0 million in cash to purchase Sav-Tech. In fiscal 2013, we used $21.2 million for the purchases of certain assets of Mirachem, RFTI, RTI, and ULNT/RS.

Net Cash Provided by (Used in) Financing Activities —

•
Follow-on Public Offering — In the fourth quarter of fiscal 2014, in connection with our purchase of FCC Environmental, we increased our Term A loan by $62.1 million. During the fourth quarter of fiscal 2014, we received approximately $33.4 million in net proceeds from a follow-on public offering of common stock. We used a portion of these proceeds to pay off the outstanding balance of our revolving credit facility of approximately $9.0 million.

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

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $18.4 million and $23.2 million for capital expenditures and software and intangible assets during fiscal 2013 and fiscal 2012, respectively.  During fiscal 2013, we spent approximately $8.3 million toward the expansion of the used oil re-refinery. In addition, in fiscal 2013, we spent approximately $1.8 million on capital improvements at the used oil re-refinery. During fiscal 2012, we spent approximately $12.2 million on the construction of the used oil re-refinery. An additional $1.9 million spent in fiscal 2012 was for capital improvements at the used oil re-refinery. In fiscal 2013, approximately $5.2 million of the capital expenditures were for purchases of parts cleaning machines compared to $5.1 million in fiscal 2012.  The remaining $3.1 million in fiscal 2013 was for other items including capital expenditures, office equipment, leasehold improvements, software, and intangible assets compared to $4.0 million in fiscal 2012.

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

Contractual Obligations

Our contractual commitments consist of operating leases and short-term purchasing commitments. We anticipate that we will experience an increase in our lease commitments consistent anticipated growth in operations, infrastructure, and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of January 3, 2015:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations (1)	$84,503	$19,470	$16,206	$14,656	$13,154	$9,486	$11,531
Future maturities of long term debt (2)	79,153	5,259	6,699	7,048	60,147	—	—
Interest on long term debt(3)	7,037	2,464	2,301	2,080	192	—	—
Purchase obligations (4)	15,806	15,806	—	—	—	—	—
Total	$186,499	$42,999	$25,206	$23,784	$73,493	$9,486	$11,531

(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2023.

(2)	Excludes interest payments.

(3)	Interest on long term debt is calculated at the contractual rate or, in the case of the Term A loan, at the effective rate as of January 3, 2015.

(4)
Our purchase obligations are open purchase orders as of January 3, 2015, and are primarily for capital expenditures, bulk used oil, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancelable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2014, we had no off-balance sheet arrangements, other than operating leases reported above under "Contractual obligations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during fiscal 2014 were $33.6 million, and the annual effective interest rate for fiscal 2014 was 2.7%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.3 million change to our interest expense in fiscal 2014.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Crystal-Clean, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),
and our report dated March 17, 2015, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.

We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of FCC Environmental, whose consolidated financial statements reflect total assets and revenues constituting 29% and 6%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended January 3, 2015. As indicated in Management’s Report, FCC Environmental was acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of FCC Environmental.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 3, 2015, and our report dated March 17, 2015, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 17, 2015

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	January 3, 2015	December 28, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$21,555	$22,632
Accounts receivable - net	49,857	31,172
Inventory - net	30,798	27,307
Deferred income taxes	2,549	1,004
Other current assets	11,776	3,661
Total Current Assets	116,535	85,776
Property, plant and equipment - net	137,137	85,116
Equipment at customers - net	22,039	19,358
Software and intangible assets - net	24,775	16,054
Goodwill	19,333	9,654
Total Assets	$319,819	$215,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$32,466	$18,291
Current maturities of long-term debt and term loan	5,259	2,906
Accrued salaries, wages, and benefits	5,212	4,145
Taxes payable	4,080	1,292
Other current liabilities	6,010	2,730
Total Current Liabilities	53,027	29,364
Term loan, less current maturities	73,854	17,500
Long-term debt, less current maturities	40	552
Deferred income taxes	5,484	9,238
Total Liabilities	$132,405	$56,654

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,109,875 and 18,360,282 shares issued and outstanding at January 3, 2015 and December 28, 2013, respectively	$221	$184
Additional paid-in capital	181,140	146,043
Retained earnings	5,135	12,143
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	186,496	158,370
Noncontrolling Interest	918	934
Total Equity	187,414	159,304
Total Liabilities and Stockholders' Equity	$319,819	$215,958

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	January 3, 2015	December 28, 2013	December 29, 2012

Revenues
Product revenues	$160,079	$132,409	$119,470
Service revenues	178,973	150,727	133,021
Total revenues	$339,052	$283,136	$252,491

Operating expenses
Operating costs	$290,622	$234,638	$213,568
Selling, general, and administrative expenses	45,646	30,274	26,194
Depreciation and amortization	12,877	9,524	8,141
Other (income) expense - net	(434)	210	6
Operating (loss) income	(9,659)	8,490	4,582
Interest expense – net	689	417	585
(Loss) income before income taxes	$(10,348)	$8,073	$3,997
(Benefit of) provision for income taxes	(3,483)	3,428	1,743
Net (loss) income	(6,865)	4,645	2,254
Income attributable to noncontrolling interest	143	100	—
(Loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(7,008)	$4,545	$2,254

Net (loss) income per share: basic	$(0.38)	$0.25	$0.13
Net (loss) income per share: diluted	$(0.38)	$0.24	$0.13

Number of weighted average shares outstanding: basic	18,604	18,224	16,921
Number of weighted average shares outstanding: diluted	18,604	18,552	17,363

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2011	14,448,331	$144	$73,065	$5,344	$78,553	$—	$78,553
Net income	—	—	—	2,254	2,254	—	2,254
Issuance of common stock – net of issuance costs	3,400,000	34	65,448	—	65,482	—	65,482
Issuance of common stock – ESPP	25,561	—	449	—	449	—	449
Exercise of stock options	142,289	2	1,585	—	1,587	—	1,587
Share-based compensation	52,671	1	1,065	—	1,066	—	1,066
Balance, December 29, 2012	18,068,852	$181	$141,612	$7,598	$149,391	$—	$149,391
Mirachem Acquisition						834	834
Net income	—	—	—	4,545	4,545	100	4,645
Issuance of common stock – acquisitions	151,322	2	2,229	—	2,231	—	2,231
Issuance of common stock – ESPP	29,350	—	438	—	438	—	438
Exercise of stock options	49,434	—	398	—	398	—	398
Share-based compensation	61,324	1	1,366	—	1,367	—	1,367
Balance, December 28, 2013	18,360,282	$184	$146,043	$12,143	$158,370	$934	$159,304
Net (loss) income	—	—	—	(7,008)	(7,008)	143	(6,865)
Distribution	—	—	—	—	—	(159)	(159)
Issuance of common stock – net of issuance costs	3,565,000	36	33,336	—	33,372	—	33,372
Issuance of common stock – ESPP	27,082	—	436	—	436	—	436
Issuance of common stock – acquisitions	12,005	—	193	—	193	—	193
Exercise of stock options	45,186	—	506	—	506	—	506
Share-based compensation	100,320	1	626	—	627	—	627
Balance, January 3, 2015	22,109,875	$221	$181,140	$5,135	$186,496	$918	$187,414

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Fiscal Years Ended,
	January 3, 2015	December 28, 2013	December 29, 2012
Cash flows from Operating Activities:
Net (loss) income	$(6,865)	$4,645	$2,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,877	9,524	8,141
Non-cash inventory impairment	6,112	—	—
Bad debt provision	1,053	444	1,122
Share-based compensation	627	1,367	1,066
Deferred taxes	(3,551)	3,236	1,278
Other, net	638	59	124
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,755	(7,794)	(7,413)
(Increase) decrease in inventory	(1,685)	1,670	(5,970)
Increase in prepaid and other current assets	(1,329)	(90)	(220)
Increase in accounts payable	1,587	189	2,894
Increase (decrease) in accrued expenses	1,458	2,133	(631)
Cash provided by operating activities	$14,677	$15,383	$2,645

Cash flows from Investing Activities:
Capital expenditures	$(19,726)	$(17,804)	$(22,351)
Software and intangible asset expenditures	(632)	(600)	(835)
Proceeds from the disposal of property, plant, and equipment	118	—	130
Business acquisitions, net of cash acquired	(86,865)	(21,165)	—
Cash used in investing activities	$(107,105)	$(39,569)	$(23,056)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	$33,808	$438	$65,932
Proceeds from the exercise of stock options	506	398	1,587
Proceeds from Term Loan	62,125	750	—
Repayments of Term Loan	(2,527)	(1,000)	(500)
Borrowings under revolving credit facility	31,000	—	28,180
Repayments of revolving credit facility	(31,000)	—	(28,180)
Repayments of contingent consideration	(393)	(551)	(475)
Distributions to noncontrolling interest	(159)	—	—
Repayments of capital lease obligations	(344)	—	—
Repayments of notes payable	(1,665)	(983)	(553)
Cash provided by (used in) financing activities	$91,351	$(948)	$65,991
Net (decrease) increase in cash and cash equivalents	(1,077)	(25,134)	45,580
Cash and cash equivalents, beginning of period	22,632	47,766	2,186
Cash and cash equivalents, end of period	$21,555	$22,632	$47,766

Supplemental disclosure of cash flow information:
Income taxes paid	$262	$285	$284
Cash paid for interest, net of capitalized interest of $363, $143, and $104, respectively	524	366	549
Supplemental disclosure of non-cash information:
Payables for construction in progress	2,054	1,333	451
Business acquisitions, liabilities assumed	24,115	230	—
Business acquisitions, notes issued	203	1,265	—
Business acquisitions, common stock issued	$193	$2,231	$—
See accompanying notes to financial statements.
HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 3, 2015

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle maintenance sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, waste antifreeze collection and recycling, and field services. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery by-products.  The Company also has multiple locations here it dehydrates used oil. The oil processed at these locations is eventually sold as recycled fuel oil. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  "Fiscal 2014" represents the 53-week period ended January 3, 2015. "Fiscal 2013" represents the 52-week period ended December 28, 2013. "Fiscal 2012" represents the 52-week period ended December 29, 2012. The most recent fiscal year ended on January 3, 2015.  Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, field services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, by-products, recycled fuel oil, and used oil; service revenues include revenues from collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Sales Tax

Amounts billed for sales tax, value added tax, or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenues.

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the cost of the materials the Company sells and provides in its services, such as solvents and other chemicals, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed offsite at a customer location to be used in parts cleaning services. When sold to a customer, machines are removed from inventory, and the costs are recognized under operating costs. The used solvent that the Company retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil, transportation out to customers, and costs to operate the used oil re-refinery, including personnel costs and utilities.

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

Accounts Receivable

Trade accounts receivable represent amounts due from customers. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on analysis of customer credit worthiness, historical losses, and general economic trends and conditions. Accounts receivable are written off once the Company determines the account to be uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In the fourth quarter of 2014, the Company wrote down $6.1 million in inventory due to sharply declining prices of oil and oil products.

Prepaid and Other Current Assets

Prepaid and other current assets include, but are not limited to, insurance and vehicle license contract costs, which are expensed over the term of the underlying contract. Prepaid and other current assets at January 3, 2015 also include $5.2 million in restricted cash which is held as security for standby letters of credit.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once the assets are placed into service. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank debt outstanding. In fiscal 2014, 2013, and 2012, the Company capitalized interest of $0.4 million, $0.1 million, and $0.1 million, respectively, for capital projects.

Equipment at Customers

The Company records purchases of new parts cleaning machines as Inventory. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed off-site at a customer location to be used in parts cleaning services. When sold to a customer, machines are removed from inventory, and the appropriate revenues and costs are recognized in the Income Statement. When the Company retains title to a machine that is placed off-site at a customer location to be used in parts cleaning services, the Company capitalizes the machine as a productive non-current asset under the Balance Sheet caption “Equipment at Customers” at the time the machine is placed at the customer’s site. Machines capitalized as Equipment at Customers are depreciated over their estimated useful lives of 7 to 15 years, depending on the model. Depreciation of in-service equipment commences when equipment is placed in service at a customer location. Expenditures for machines that are sold to a customer are treated as a cash outflow from operating activities on the Statement of Cash Flows. Expenditures for machines that are placed at a customer’s site to be used in parts cleaning services are treated as a cash outflow from investing activities.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that restructuring costs be expensed in periods subsequent to the acquisition date. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired and liabilities assumed. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The Company has evaluated and concluded that no triggering events occurred that would indicate potential impairment during the periods presented.

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

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2014 and 2013 were $0.2 million and $0.3 million, respectively. For fiscal 2012, research and development costs were less than $0.1 million.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.6 million, $0.6 million, and $0.5 million for fiscal 2014, 2013, and 2012, respectively.

Share-Based Compensation

When a future restricted grant is approved, the Company evaluates the probability that the award will be granted, based on certain performance conditions. If the performance criteria are deemed probable, the Company accrues compensation expense related to these awards prior to the grant date. The Company accrues compensation expense based on the fair value of the performance awards at each reporting period when the performance criteria are deemed probable. Once the performance awards have been granted, the Company values the awards at fair value on the date of grant and amortizes the expense through the end of the vesting period, or requisite service period, on a straight-line basis. See Note 15 “Share-Based Compensation” for more details.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt.  As of January 3, 2015 and December 28, 2013, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2014, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its legacy HCC employees and fully insured for healthcare benefits provided to its legacy FCC employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $130,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At January 3, 2015 and December 28, 2013, the Company's liability for its self-insured benefits was $1.0 million and $0.8 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2014, 2013, and 2012 were $10.3 million, $6.2 million, and $6.0 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, growth expectations, expected changes in working capital, etc., regarding future profitability and cash flows of acquired businesses and market conditions. In the fourth quarter of fiscal 2014, the Company tested goodwill for impairment on a quantitative basis and determined that the fair value of each reporting unit exceeded the carrying value of the assets, and therefore no impairment existed as of January 3, 2015. However, due to the inherent uncertainties associated with using these assumptions, impairment charges could occur in future periods.

The change in the carrying amount of goodwill by segment from December 29, 2012 to January 3, 2015 is as follows (in thousands):

	Oil Business	Environmental Services	Total

Balance at December 29, 2012	$1,801	$—	$1,801
Mirachem Acquisition	—	809	809
RFTI Acquisition	—	3,027	3,027
RTI Acquisition	—	1,917	1,917
ULNT/RS Acquisition	2,100	—	2,100
Balance at December 28, 2013	$3,901	$5,753	$9,654
Sav-Tech Acquisition	—	96	96
FCC Environmental Acquisition	3,929	5,599	9,528
Purchase price adjustments for previous acquisitions	50	14	64
Currency translation adjustments	—	(9)	(9)
Balance at January 3, 2015	$7,880	$11,453	$19,333
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.

(3)    BUSINESS COMBINATIONS

On October 16, 2014, the Company purchased the outstanding stock of FCC Environmental LLC, a Delaware limited liability company, and International Petroleum Corp. of Delaware, a Delaware corporation (together "FCC Environmental"), pursuant to a Stock Purchase Agreement entered into with Dédalo Patrimonial S.L.U., a sociedad limitadad unipersonal formed under the laws of Spain ("Seller"). Prior to the purchase, FCC Environmental was an environmental services provider and substantial collector of used oil in the United States and operated 34 facilities in the eastern half of the United States. The purchase price for FCC Environmental was set at $90.0 million subject to certain adjustments, including, without limitation, a working capital adjustment and indemnification rights and obligations. Based on the initial working capital calculations, the Company initially paid $88.8 million. The Company is in the process of determining the final purchase price, which is based on the final working capital calculations and must be agreed upon by the Seller and the Company. The outcome of the calculation of the working capital adjustment may significantly impact the purchase price and purchase price allocation. The results of FCC Environmental are consolidated into both of the Company's operating segments subsequent to the closing date. The Company incurred $4.5 million in due diligence, legal, and other expenses related to the acquisition, which are recorded in Selling, general, & administrative expenses in fiscal 2014.

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

The acquisitions of RFTI and RTI allowed the Company to establish a presence in the antifreeze recycling market.

On December 31, 2012, the Company, through a new Delaware subsidiary, Mirachem, LLC, purchased substantially all of the operating assets of Mirachem Corporation. Since 2004, Mirachem Corporation had provided the Company with cleaning chemistry used in the Company's aqueous parts cleaning service. The Company made an initial payment of approximately $2.5 million in cash at the time of closing and provided a note payable for an additional $0.8 million over two years. In a separate transaction, the Company acquired from a third party additional aqueous technologies in exchange for a 20% interest in Mirachem, LLC. The Company has an option to repurchase this 20% interest, and the holder of this 20% interest has a right to sell the interest to the Company after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications. The Company completed these transactions in order to secure the supply of its aqueous parts cleaning chemistry.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition (in thousands):

	Fiscal 2013				Fiscal 2014
	Mirachem	RFTI	RTI	ULNT/RS	Sav-Tech(a)	FCC Environmental(a)(c)

Accounts receivable	$—	$348	$136	$—	$196	$22,020
Inventory	476	211	106	955	19	7,899
Other current assets	—	—	—	101	7	6,778
Deferred taxes	—	—	—	—	—	1,748
Property, plant, & equipment (b)	218	1,283	793	1,540	691	51,708
Equipment at customers	—	—	—	—	—	420
Intangible assets	2,710	1,590	1,340	6,274	458	9,808
Goodwill	809	3,027	1,917	2,100	96	9,528
Accounts payable	(139)	(91)	—	—	(81)	(12,453)
Accrued salaries, wages, and benefits	—	—	—	—	—	(2,039)
Taxes payable	—	—	—	—	—	(2,209)
Other current liabilities	—	—	—	—	(36)	(1,379)
Capital lease obligations (b)	—	—	—	—	—	(5,918)
Non-controlling interest	(834)	—	—	—	—	—
Total purchase price, net of cash acquired	$3,240	$6,368	$4,292	$10,970	$1,350	$85,911
Less: common stock issued	—	(1,230)	(1,001)	—	(193)	—
Less: note issued	(835)	—	(430)	—	(203)	—
Working capital adjustment	—	(218)	9	—	—	—
Net cash paid	$2,405	$4,920	$2,870	$10,970	$954	$85,911
_______________
(a) The Company is continuing to evaluate the purchase price allocations. Preliminary purchase price allocations are tentative and subject to revision as the Company finalizes appraisals working capital adjustments, and other analyses. Final determination of the fair values may result in further adjustments to the values presented above.
(b) Subsequent to the closing date, the Company renewed the leases acquired from FCC Environmental, resulting in the classification of the leases as Operating leases under the new lease terms. The change in lease terms decreased both Property, plant, & equipment and Capital lease obligations by $5.9 million.
(c) According to the terms of the FCC Environmental purchase agreement, the Company is in the process with negotiating with the Seller for the final working capital adjustment. The result of these negotiations may result in a material change to the initial purchase price allocation. For further information, please see Item 3 - Legal Proceedings elsewhere in this document.

Subsequent to the closing date, the Company has consolidated each acquisition into its financial statements. The Company has included revenues of approximately $19.5 million and pre-tax loss of approximately $7.3 million in its fiscal 2014 financial results as a result of its acquisition of FCC Environmental. The Company has included revenues of approximately $5.2 million and pre-tax income of approximately $0.4 million in its fiscal 2013 financial results from various acquisitions in fiscal 2013. In fiscal 2014 and 2013 the Company incurred $4.5 million and $0.3 million in acquisition costs, respectively. The results of the Sav-Tech acquisition are not material to the Company's consolidated financial results.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the FCC Environmental acquisition that occurred in fiscal 2014 had occurred December 30, 2012 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. Nor is it intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period. Additionally, certain one-time transaction expenses that are a direct result of the acquisitions have been excluded from years ended January 3, 2015 and December 28, 2013. Included in the pro forma results for fiscal 2013 are impairment charges for goodwill and intangible assets at FCC Environmental of $80.6 million. For more information on the pro forma operating results for fiscal 2013, refer to the Company's form 8-K/A filed with the SEC on December 2, 2014.

	Fiscal Year Ended,
	January 3, 2015	December 28, 2013
Total revenues	$455,542	$445,617
Net loss	(14,045)	(51,998)

Loss per share	$(0.75)	$(2.85)

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	January 3, 2015	December 28, 2013
Trade	$49,407	$29,663
Less: allowance for doubtful accounts	3,927	1,121
Trade - net	45,480	28,542
Related parties	1,452	2,045
Other	2,925	585
Total accounts receivable - net	$49,857	$31,172

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended January 3, 2015 and the fiscal year ended December 28, 2013 (in thousands):

	Fiscal Year Ended,
	January 3, 2015	December 28, 2013
Balance at beginning of period	$1,121	$1,244
Balance acquired from FCC Environmental	2,353	—
Provision for bad debts	1,053	444
Accounts written off, net of recoveries	(600)	(567)
Balance at end of period	$3,927	$1,121

(5)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or market, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following (in thousands):

	January 3, 2015	December 28, 2013
Used oil and processed oil	$14,153	$12,112
Solvents and solutions	8,859	8,235
Machines	3,659	2,934
Drums and supplies	2,756	2,629
Other	1,617	1,614
Total inventory	31,044	27,524
Less: Machine refurbishing reserve	246	217
Total inventory - net	$30,798	$27,307

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In the fourth quarter of fiscal 2014, the Company recorded an inventory impairment charge of $6.1 million due to a sharp decline in crude oil prices, which resulted in the market value for the Company's oil-based inventory declining below the historic FIFO values.

The following table provides the changes in the Company's machine refurbishing reserve related to inventory for fiscal years 2014 and 2013 (in thousands):

	Fiscal Year Ended,
	January 3, 2015	December 28, 2013

Balance at beginning of period	$217	$241
Net change in reserve	29	(24)
Balance at end of period	$246	$217

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	January 3, 2015	December 28, 2013
Buildings and storage tanks (a)	$70,375	$53,106
Machinery, vehicles, and equipment (a)	52,200	33,738
Land (a)	12,576	835
Leasehold improvements (a)	5,842	2,875
Construction in progress	18,822	11,047
Total property, plant, and equipment	159,815	101,601
Less: accumulated depreciation	(22,678)	(16,485)
Property, plant, and equipment - net	$137,137	$85,116

	January 3, 2015	December 28, 2013
Equipment at customers	$53,781	$47,078
Less: accumulated depreciation	(31,742)	(27,720)
Equipment at customers - net	$22,039	$19,358
_______________
(a) Fiscal 2014 numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	January 3, 2015			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships(a)	$20,361	$2,007	$18,354	$10,489	$826	$9,663
Non-compete agreements	2,973	1,221	1,752	2,794	713	2,081
Software	5,199	3,074	2,125	4,799	2,815	1,984
Patents, formulae, and licenses	1,829	443	1,386	1,825	370	1,455
Other(a)	1,406	248	1,158	1,008	137	871
Total software and intangible assets	$31,768	$6,993	$24,775	$20,915	$4,861	$16,054
_______________
(a) Fiscal 2014 numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $2.1 million, $1.1 million, and $0.7 million for fiscal 2014, 2013, and 2012, respectively. The weighted average useful lives of software; customer and supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 11 years, 15 years, 5 years, and 7 years, respectively.

The expected amortization expense for fiscal years 2015, 2016, 2017, 2018, and 2019 is $3.0 million, $2.8 million, $2.7 million, $2.5 million, and $2.2 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following (in thousands):

	January 3, 2015	December 28, 2013
Accounts payable	$32,014	$17,908
Accounts payable - related parties	452	383
Total accounts payable	$32,466	$18,291

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On October 16, 2014, the Company entered into a First and Second Amendment (collectively the "Amendments") to its Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, as amended, provides for borrowings of up to $140.0 million, subject to the satisfaction of certain terms and conditions. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the British Bankers Association LIBOR rate plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 1.0% and 2.0% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to the (i) British Bankers Association LIBOR Rate plus (ii) a variable margin of between 2.0% and 3.0% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets.

The Credit Agreement requires the Company to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends. It also contains a number of financial covenants, including:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•
A total leverage ratio no greater than 4.0 to1.0 through the first quarter of fiscal 2015, no greater than 3.75 to 1.0 in the second quarter of fiscal 2015, no greater than 3.5 to 1.0 for the third quarter of fiscal 2015, no greater than 3.25 to 1.0 for the fourth quarter of fiscal 2015, and no greater than 3.0 to 1.0 thereafter; and

•
A capital expenditures covenant limiting capital expenditures to $15.0 million in fiscal 2015 and each fiscal year thereafter. In addition, the Company is restricted from making capital expenditures for the expansion of its re-refinery to 75 million gallons of nameplate capacity if its leverage ratio is above 3.5 to 1.0.

The Company's secured bank credit facility as of January 3, 2015 allowed for up to $138.8 million in borrowings. As of January 3, 2015 and December 28, 2013, the Company's total borrowings were $78.8 million and $19.3 million, respectively, under the term loan having a maturity date of February 5, 2018. The remaining portion of the credit facility was a revolving loan which was to expire on February 5, 2018 under which up to an additional $14.2 million was available. There were no amounts outstanding under the revolver at January 3, 2015 and December 28, 2013.

As of January 3, 2015 and December 28, 2013, the Company was in compliance with all covenants under the credit facility then in effect. As of January 3, 2015, and December 28, 2013, the Company had $0.4 million and $0.3 million of standby letters of credit issued, respectively, and $13.8 million and $19.7 million was available for borrowing under the bank credit facility, respectively. The Company also had $5.2 million in restricted cash as of January 3, 2015, which is held as security for standby letters of credit for former FCCE operations.

During fiscal 2014, the Company recorded interest of $0.9 million on the term loan, of which $0.4 million was capitalized for various capital projects.

The Company's weighted average interest rate as of January 3, 2015, December 28, 2013, and December 29, 2012 was 3.2%, 2.5%, and 2.8%, respectively. The Company's effective interest rate as of January 3, 2015, December 28, 2013, and December 29, 2012 was 2.7%, 2.5%, and 2.9%, respectively.

Notes Payable

At January 3, 2015, the Company had short-term notes payable related to acquisitions of approximately $0.3 million. At December 28, 2013, the Company had notes payable related to acquisitions of approximately $1.7 million, of which $1.2 million, were recorded as current maturities.

Future Maturities

The aggregate contractual annual maturities for debt as of January 3, 2015 are as follows (in thousands):

Fiscal Year:	Notes Payable	Term Loan	Total

2015	$265	$4,994	$5,259
2016	40	6,659	6,699
2017	—	7,048	7,048
2018	—	60,147	60,147
2019	—	—	—
Thereafter	—	—	—
Total debt	$305	$78,848	$79,153

(10)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees. All regular employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution under this plan was $1.2 million, $1.0 million, and $1.0 million in fiscal 2014, 2013, and 2012, respectively.

During fiscal 2014, FCC Environmental offered a retirement savings plan under which it offered to match 50% of contributions up to the employee's first 7% of contributions for a maximum contribution of 3.5%. The FCC Environmental plan vested over five years. In fiscal 2014, subsequent to the acquisition date, the Company incurred $0.2 million in matching expenses under the legacy FCC Environmental plan.

(11)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of January 3, 2015, the Heritage Group beneficially owned 22.5% of the Company's common stock, the Fehsenfeld Family Trusts, which are related to the Heritage Group owned 6.9% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 4.6% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

During fiscal 2014, 2013, and 2012, the Company had transactions with the Heritage Group affiliates and other related parties. The following table sets forth related-party transactions (in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$10,598	$3,325	$10,421	$3,474	$7,662	$4,876
Other related parties / affiliates	6,968	4,863	4,875	4,633	5,829	3,926
Total	$17,566	$8,188	$15,296	$8,107	$13,491	$8,802

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, insurance premiums, disposal services, transportation, and various other services.

The Company participates in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments are made to the shareholder. Expenses paid in fiscal 2014, 2013, and 2012 were approximately $1.3 million, $0.9 million, and $0.8 million, respectively.

(12)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck services, used antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, and used oil re-refining activities. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. The Environmental Services segment operates in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Operating segment results for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012 were as follows (in thousands):

	For the Fiscal Years Ended,

	January 3, 2015

	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$19,398	$140,681	$—	$160,079
Service revenues	170,333	8,640		178,973
Total revenues	$189,731	$149,321	$—	$339,052
Operating expenses
Operating costs	136,226	154,396	—	290,622
Operating depreciation and amortization	5,885	4,915	—	10,800
Profit (loss) before corporate selling, general, and administrative expenses	$47,620	$(9,990)	$—	$37,630
Selling, general, and administrative expenses			45,646	45,646
Depreciation and amortization from SG&A			2,077	2,077
Total selling, general, and administrative expenses			$47,723	$47,723
Other income - net			(434)	(434)
Operating loss				(9,659)
Interest expense - net			689	689
Loss before income taxes				$(10,348)

	December 28, 2013

	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$14,449	$117,960	$—	$132,409
Service revenues	142,833	7,894		150,727
Total revenues	$157,282	$125,854	$—	$283,136
Operating expenses
Operating costs	110,459	124,179	—	234,638
Operating depreciation and amortization	4,937	3,364	—	8,301
Profit (loss) before corporate selling, general, and administrative expenses	$41,886	$(1,689)	$—	$40,197
Selling, general, and administrative expenses			30,274	30,274
Depreciation and amortization from SG&A			1,223	1,223
Total selling, general, and administrative expenses			$31,497	$31,497
Other expense - net			210	210
Operating income				8,490
Interest expense - net			417	417
Income before income taxes				$8,073

	December 29, 2012

	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$11,025	$108,445	$—	$119,470
Service revenues	128,129	4,892		133,021
Total revenues	$139,154	$113,337	$—	$252,491
Operating expenses
Operating costs	104,994	108,574	—	213,568
Operating depreciation and amortization	4,615	2,894	—	7,509
Profit before corporate selling, general, and administrative expenses	$29,545	$1,869	$—	$31,414
Selling, general, and administrative expenses			26,194	26,194
Depreciation and amortization from SG&A			632	632
Total selling, general, and administrative expenses			$26,826	$26,826
Other expense - net			6	6
Operating income				4,582
Interest expense - net			585	585
Income before income taxes				$3,997

Total assets by segment as of January 3, 2015 and December 28, 2013 were as follows (in thousands):

	January 3, 2015	December 28, 2013
Total Assets(a):
Environmental Services	$113,518	$80,451
Oil Business	158,577	110,040
Unallocated Corporate Assets	47,724	25,467
Total	$319,819	$215,958
_______________
(a) Fiscal 2014 numbers include preliminary fair values of assets acquired in the acquisitions described in Note 3 that may be adjusted as additional information becomes known.

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, goodwill, accounts receivable, and inventories allocated to each segment. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters, as well as cash and net deferred tax assets.

Total capital expenditures, including business acquisitions net of cash acquired, by segment for fiscal 2014, 2013, and 2012 were as follows (in thousands):

	For the Fiscal Year Ended,
	January 3, 2015	December 28, 2013	December 29, 2012
Total Capital Expenditures:
Environmental Services	$45,031	$18,882	$5,924
Oil Business	61,056	20,549	15,225
Unallocated Corporate Assets	1,018	138	1,907
Total	$107,105	$39,569	$23,056

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

The Company had purchase obligations in the form of open purchase orders of $15.8 million as of January 3, 2015, primarily for capital expenditures, used oil, catalyst, disposal, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of January 3, 2015 and December 28, 2013, the Company had accrued $0.7 million and $0.4 million related to loss contingencies, respectively.

The Company leases office space, equipment and vehicles under noncancelable operating leases that expire at various dates through 2023. Many of the building leases obligate the Company to pay real estate taxes, insurance, and certain maintenance costs and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $21.8 million, $20.4 million, and $17.4 million for fiscal years 2014, 2013, and 2012, respectively.

Future minimum lease payments under noncancelable operating leases as of January 3, 2015 are as follows (in thousands):

Fiscal year:
2015	$19,470
2016	16,206
2017	14,656
2018	13,154
2019	9,486
Thereafter	11,531
Total	$84,503

(14)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2014. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The balance on the federal NOL at January 3, 2015 was $38.8 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $14.1 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options and the vesting of restricted stock directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At January 3, 2015, deferred tax assets do not include $2.5 million of gross excess tax benefits from share-based compensation.

The Company's effective tax rate for fiscal 2014 was 33.7% compared to 42.5% in fiscal 2013. The rate difference is attributable to the impact of non-deductible expenses in a loss year as compared to the impact of those non-deductible expenses in an income year, and the impact of certain state taxes not based on income.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2014, 2013, and 2012 (in thousands):

	For the Fiscal Years Ended,
	January 3, 2015	December 28, 2013	December 29, 2012
Current:
Federal	$(44)	$21	$127
State	112	171	338
Total current	$68	$192	$465

Deferred:
Federal	$(2,653)	$2,679	$1,443
State	(894)	557	(165)
Foreign	(4)	—	—
Total deferred	$(3,551)	$3,236	$1,278

Income tax (benefit) provision	$(3,483)	$3,428	$1,743

A reconciliation of the expected income tax (benefit) expense at the statutory federal rate to the Company's actual income tax (benefit) expense is as follows (in thousands):

	For the Fiscal Years Ended,
	January 3, 2015	December 28, 2013
Tax (benefit) expense at statutory federal rate	$(3,518)	$2,745
State and local tax, net of federal (benefit) expense	(476)	508
Shortfalls from share-based compensation	145	70
Nondeductible transaction costs	157	—
Other	209	105
Total income tax (benefit) provision	$(3,483)	$3,428

Components of deferred tax assets (liabilities) are as follows (in thousands):

	As of,
	January 3, 2015	December 28, 2013
Deferred tax assets:
Net operating loss carryforward	$14,109	$12,073
Stock compensation	1,099	1,573
Tax intangible assets	1,202	1,355
Reserves and accruals	1,855	1,202
Income tax credits	796	706
Allowance for doubtful accounts	1,548	463
Total deferred tax asset	$20,609	$17,372

Deferred tax liabilities:
Prepaids	$(849)	$(602)
Depreciation and amortization	(22,695)	(25,004)
Total deferred tax liability	(23,544)	(25,606)

Net deferred tax liability	$(2,935)	$(8,234)

Net current deferred tax asset	2,549	1,004
Net non-current deferred tax liability	(5,484)	(9,238)

Net deferred tax liability	$(2,935)	$(8,234)

As of January 3, 2015, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2009. Federal and state income tax returns for fiscal years 2009 through 2014 are still open for examination.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $1.9 million and $0.3 million for uncertain tax positions as of January 3, 2015 and December 28, 2013, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations.     No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of January 3, 2015.

The following table summarizes the movement in unrecognized tax benefits (in thousands):

	For the Fiscal Years Ended,
	January 3, 2015	December 28, 2013
Gross Unrecognized Tax Benefits:
Beginning Balance	$273	$194
Additions based on current year's tax positions	1,649	30
Net changes based on prior year's tax positions	10	49
Ending Balance	$1,932	$273

(15)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of January 3, 2015, the number of shares available for issuance under the Plan was 673,719 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 29, 2012	629,048	$10.76	5.40	$2,607
Exercised	(49,434)	8.06
Options outstanding at December 28, 2013	579,614	$10.98	4.35	$5,133
Exercised	(45,186)	11.21
Options outstanding at January 3, 2015	534,428	$10.97	3.33	$708

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 1, 2014, the Company granted 17,772 restricted shares for service in fiscal 2014. Expense related to the Board of Directors' restricted stock in fiscal 2014, 2013, and 2012 was $0.3 million per year. The 18,666 shares that were granted to the Board in fiscal 2013 vested on May 3, 2014.

In March 2011, the Company granted 92,909 restricted shares to certain members of management under the Company's 2010 Long Term Incentive Plan ("LTIP").   In addition, in October 2011, the Company granted 12,783 restricted shares based on the completion of the front part of the used oil re-refinery. These awards were fully vested as of January 1, 2014.

In February 2012, the Company granted 59,502 restricted shares to certain members of management under the Company's 2011 LTIP. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2013. The awards became fully vested on January 1, 2015. There was approximately $0.3 million of unrecognized compensation expense remaining related to these awards as of December 28, 2013. In fiscal 2014, 2013, and 2012, $0.3 million per year of compensation expense was recorded related to these awards.

In February 2013, the Company granted 10,000 restricted shares to a member of management based on performance goals achieved in fiscal 2012 by the individual. The restricted shares are subject to a vesting schedule over a three year period. The award fully vested January 1, 2015. There was approximately $0.1 million of unrecognized compensation expense remaining related to this award as of December 28, 2013. In each of fiscal 2014, 2013, and 2012, less than $0.1 million of compensation expense was recorded related to this award.

In February 2014, the Company granted certain members of management 132,107 restricted shares under the Company's 2013 LTIP. These restricted shares are subject to vesting over a three year period starting January 1, 2015. There was approximately $1.1 million and $1.7 million in unrecognized compensation expense remaining related to these awards as of January 3, 2015 and December 28, 2013, respectively. In each of fiscal 2014 and 2013, $0.6 million of compensation expense was recorded related to these awards.

In February 2015, the Company granted certain members of management 38,372 restricted shares based on their services in fiscal 2014, contingent upon the employees' continued employment with the Company. The restricted shares vest over a three year period starting January 1, 2016. There was approximately $0.4 million in unrecognized compensation expense remaining related to these awards as of January 3, 2015. In fiscal 2014, $0.1 million of compensation expense was recorded related to these awards for services performed by the employees in fiscal 2014.

The following table summarizes information about restricted stock awards for the periods ended December 28, 2013 and January 3, 2015:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 29, 2012	141,269	$17.11
Granted	28,666	15.26
Vested	(69,782)	16.55
Forfeited	(101)	16.53
Nonvested shares outstanding at December 28, 2013	100,052	$16.97
Granted	149,879	16.59
Vested	(144,072)	16.88
Nonvested shares outstanding at January 3, 2015	105,859	$16.56

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

As of January 3, 2015, the Company had reserved 137,125 shares of common stock available for purchase under the ESPP. In fiscal 2014, employees purchased 27,082 shares of the Company’s common stock with a weighted average fair market value of $16.82 per share.

(16)    STOCKHOLDERS' EQUITY

In the fourth quarter of fiscal 2014, the Company completed a follow-on public offering of common stock. In the follow-on offering, the Company sold 3,565,000 additional shares of common stock at $10.00, raising net proceeds of approximately $33.4 million, after underwriting discounts and transaction costs. The Company used a portion of the net proceeds to pay off the outstanding balance of its revolving credit facility of approximately $9.0 million.

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

(17)    EMPLOYEE SEPARATION ACTIONS

In the fourth quarter of fiscal 2014, in connection with its integration plans of FCC Environmental, the Company communicated to its employees that it planned to implement a reduction in force of approximately 100 employees across the organization. The Company terminated approximately one half of these employees in the fourth quarter of fiscal 2014. Additional employees were given communication that they would be terminated over the next two to nine months and were offered retention bonuses. As a result of these measures, the Company incurred a charge of $2.0 million related to the planned reduction in work force related to future cash severance payments of terminated employees in the fourth quarter of fiscal 2014. The Company is in the process of implementing its integration plans and expects to have additional headcount reductions and restructuring charges in fiscal 2015.

Separation-related costs are recorded in Selling, general, and administrative expenses. The following table summarizes the severance activity recorded in Accrued salaries, wages, and benefits (in thousands):

For the Fiscal Year Ended January 3, 2015
Beginning balance	$—
Severance expense	2,010
Payments	—
Ending balance	$2,010

(18)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2014, 2013, and 2012 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	For the Fiscal Years Ended,
	January 3, 2015	December 28, 2013	December 29, 2012
Net (loss) income	$(6,865)	$4,645	$2,254
Less: Income attributable to noncontrolling interest	143	100	—
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(7,008)	$4,545	$2,254

Weighted average basic shares outstanding	18,604	18,224	16,921
Dilutive shares for share–based compensation plans	—	328	442
Weighted average diluted shares outstanding	18,604	18,552	17,363

Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	338	—	—

Net (loss) income per share: basic	$(0.38)	$0.25	$0.13
Net (loss) income per share: diluted	$(0.38)	$0.24	$0.13

(19)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2014				Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)
	(In thousands except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues
Product revenues	$29,303	$38,614	$38,532	$53,630	$26,558	$28,906	$32,302	$44,643
Service revenues	36,662	39,467	39,384	63,460	33,449	34,644	35,301	47,333
Total Revenues	$65,965	$78,081	$77,916	$117,090	$60,007	$63,550	$67,603	$91,976
Operating expenses -
Operating Costs	$57,365	$63,525	$62,588	$107,144	$52,286	$52,201	$55,698	$74,453
Selling, general, and administrative expenses	8,843	8,306	8,183	20,314	6,591	7,049	7,051	9,583
Depreciation and amortization	2,626	2,692	2,593	4,966	1,859	2,163	2,224	3,278
Other expense (income)	(51)	236	172	(791)	(8)	101	138	(21)
Operating income (loss)	(2,818)	3,322	4,380	(14,543)	(721)	2,036	2,492	4,683
Interest expense – net	53	33	24	579	106	107	97	107
Income (loss) before income taxes	$(2,871)	$3,289	$4,356	$(15,122)	$(827)	$1,929	$2,395	$4,576
Provision for (benefit of) income taxes	(1,235)	1,304	1,942	(5,494)	(407)	872	1,061	1,902
Net income (loss)	(1,636)	1,985	2,414	(9,628)	(420)	1,057	1,334	2,674
Less: Income attributable to noncontrolling interest	23	56	3	61	20	26	26	28
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$(1,659)	$1,929	$2,411	$(9,689)	$(440)	$1,031	$1,308	$2,646

Net income (loss) per share: basic	(0.09)	0.10	0.13	(0.51)	(0.02)	0.06	0.07	0.15
Net income (loss) per share: diluted	(0.09)	0.10	0.13	(0.51)	(0.02)	0.06	0.07	0.14

Number of weighted average shares outstanding: basic	18,402	18,423	18,446	18,985	18,113	18,138	18,272	18,335
Number of weighted average shares outstanding: diluted	18,402	18,781	18,810	18,985	18,113	18,456	18,585	18,677

OTHER OPERATING DATA:
Average revenues per working day - Environmental Services	$660	$705	$720	$840	$580	$600	$625	$650
____________

(a)	Reflects a seventeen week quarter.
(b)	Reflects a sixteen week quarter.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 3, 2015. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 3, 2015 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company's management has concluded that, as of January 3, 2015, the Company's internal control over financial reporting was effective. This assessment excludes the assessment of internal control over financial reporting of FCC Environmental, which was acquired on October 16, 2014, and whose consolidated financial statements reflect total assets and revenues constituting 29% and 6%, respectively, of the Company's consolidated financial statement amounts as of and for the year ended January 3, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of January 3, 2015 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2014 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	534,428	$10.97	673,719
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	534,428	$10.97	673,719

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013
Consolidated Statements of Income for the years ended January 3, 2015, December 28, 2013, and December 29, 2012
Consolidated Statements of Cash Flows for the years ended January 3, 2015, December 28, 2013, and December 29, 2012
Consolidated Statements of Stockholders' Equity for the years ended January 3, 2015, December 28, 2013, and December 29, 2012
Notes to Consolidated Financial Statements

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 17, 2015	By:	/s/ Joseph Chalhoub

Joseph Chalhoub
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 17, 2015.

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

	2.1
Stock Purchase Agreement by and among Heritage-Crystal Clean, LLC, an Indiana limited liability company, as buyer, and Dédalo Patrimonial S.L.U., a sociedad limitada unipersonal formed under the laws of the Kingdom of Spain, as seller, and Fomento de Construcciones y Contratas, S.A., solely for purposes of Section 5.5 and Article 7 of the Agreement (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014).

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

	10.2
First Amendment to the Amended and Restated Credit Agreement (the "Agreement") dated as of October 16, 2014 by and between Heritage-Crystal Clean LLC and Bank of America N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer and the other lenders who are identified therein (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014).

	10.3
Second Amendment to Amended and Restated Credit Agreement (the "Agreement") dated as of October 16, 2014 by and between Heritage-Crystal Clean LLC and Bank of America N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer and the other lenders who are identified therein (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014)

*	10.4	Form of Restricted Stock Award under Omnibus Incentive Plan***
*	10.10
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

*	10.28		Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011).
	21.1		Subsidiaries of Heritage-Crystal Clean, Inc.***
	23.1		Consent of Grant Thornton LLP, Independent Registered Public Accountants***
	31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
	31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
	32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
	32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
	101	.INS	XBRL Instance Document***
	101	.SCH	XBRL Taxonomy Extension Schema Document***
	101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
	101	.LAB	XBRL Taxonomy Extension Label Linkbase Document***
	101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
	101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
__________________
*			Management or compensatory plan or arrangement.
***			Included herein.