Form 10-Q
period 2015-03-28
Heritage-Crystal Clean, Inc.
filed 2015-05-07
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 28, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On May 1, 2015, there were outstanding 22,271,572 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 28, 2015	January 3, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,279	$21,555
Accounts receivable - net	47,702	49,857
Inventory - net	27,336	30,798
Deferred income taxes	2,549	2,549
Other current assets	10,229	11,776
Total Current Assets	108,095	116,535
Property, plant and equipment - net	138,111	137,137
Equipment at customers - net	22,492	22,039
Software and intangible assets - net	24,389	24,775
Goodwill	19,327	19,333
Total Assets	$312,414	$319,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28,022	$32,466
Current maturities of long-term debt and term loan	5,192	5,259
Accrued salaries, wages, and benefits	5,495	5,212
Taxes payable	3,010	4,080
Other current liabilities	5,147	6,010
Total Current Liabilities	46,866	53,027
Term loan, less current maturities	73,854	73,854
Long-term debt, less current maturities	21	40
Deferred income taxes	4,825	5,484
Total Liabilities	$125,566	$132,405

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,119,187 and 22,109,875 shares issued and outstanding at March 28,2015 and January 3, 2015, respectively	$221	$221
Additional paid-in capital	181,474	181,140
Retained earnings	4,194	5,135
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	185,889	186,496
Noncontrolling interest	959	918
Total Equity	$186,848	$187,414
Total Liabilities and Stockholders' Equity	$312,414	$319,819

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 28, 2015	March 22, 2014

Revenues
Product revenues	$34,397	$29,303
Service revenues	49,639	36,662
Total revenues	$84,036	$65,965

Operating expenses
Operating costs	$69,714	$57,365
Selling, general, and administrative expenses	11,066	8,843
Depreciation and amortization	4,333	2,626
Other income - net	(99)	(51)
Operating loss	(978)	(2,818)
Interest expense – net	554	53
Loss before income taxes	(1,532)	(2,871)
Benefit from income taxes	(632)	(1,235)
Net loss	(900)	(1,636)
Income attributable to noncontrolling interest	41	23
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(941)	$(1,659)

Net loss per share: basic	$(0.04)	$(0.09)
Net loss per share: diluted	$(0.04)	$(0.09)

Number of weighted average shares outstanding: basic	22,119	18,402
Number of weighted average shares outstanding: diluted	22,119	18,402

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at January 3, 2015	22,109,875	$221	$181,140	$5,135	$186,496	$918	$187,414
Net (loss) income	—	—	—	(941)	(941)	41	(900)
Issuance of common stock – ESPP	9,312	—	106	—	106	—	106
Share-based compensation	—	—	228	—	228	—	228
Balance at March 28, 2015	22,119,187	$221	$181,474	$4,194	$185,889	$959	$186,848

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Quarter Ended,
	March 28, 2015	March 22, 2014
Cash flows from Operating Activities:
Net loss	$(900)	$(1,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,333	2,626
Non-cash inventory impairment	2,601	—
Bad debt provision	359	32
Share-based compensation	228	(84)
Deferred taxes	(660)	(1,177)
Amortization of deferred gain on lease conversion	(94)	—
Other, net	(126)	8
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,796	1,838
Decrease (increase) in inventory	860	(648)
Decrease (increase) in other current assets	1,547	(528)
(Decrease) increase in accounts payable	(4,265)	3,657
Decrease in accrued expenses	(1,427)	(1,294)
Cash provided by operating activities	$4,252	$2,794

Cash flows from Investing Activities:
Capital expenditures	$(5,462)	$(4,930)
Cash used in investing activities	$(5,462)	$(4,930)

Cash flows from Financing Activities:
Payments on Term Loan	$—	$(250)
Payments of notes payable	(76)	(298)
Payments of contingent consideration	(96)	(109)
Proceeds from the issuance of common stock	106	100
Cash used in financing activities	$(66)	$(557)
Net decrease in cash and cash equivalents	(1,276)	(2,693)
Cash and cash equivalents, beginning of period	21,555	22,632
Cash and cash equivalents, end of period	$20,279	$19,939

Supplemental disclosure of cash flow information:
Income taxes paid	$61	$50
Cash paid for interest, net of capitalized interest of $150 and $56, respectively	2	58
Supplemental disclosure of non-cash information:
Payables for construction in progress	$388	$767
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 28, 2015

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle maintenance sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, waste antifreeze collection and recycling, and field services.  The Company also owns and operates a used oil re-refinery through which it recycles used oil into high quality base oil for lubricants as well as other re-refinery byproducts. The Company also has multiple locations where it dehydrates used oil to be sold as recycled fuel oil. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on January 3, 2015.  Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, antifreeze, and accessories; and service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, field services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, byproducts, recycled fuel oil, and used oil; and service revenues include revenues from collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Inventory

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, catalyst, accessories, absorbents, and antifreeze. Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company performs physical inventory counts on a periodic basis and uses the results of these counts to determine inventory quantities. The quantities are used to help determine the value of our inventory. The Company continually monitors its inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt.  As of March 28, 2015 and January 3, 2015, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is recorded at face value.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, growth expectations, expected changes in working capital, etc., regarding future profitability and cash flows of acquired businesses and market conditions. In the fourth quarter of fiscal 2014, the Company tested goodwill for impairment on a quantitative basis and determined that the fair value of each reporting unit exceeded the carrying value of the assets. The Company intends to test goodwill for impairment in the fourth quarter of fiscal 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs in the balance sheet as a direct deduction from the debt liability in a manner consistent with the Company's accounting treatment of debt discounts. The changes are to be applied retrospectively to all periods presented beginning in annual periods beginning after December 15, 2015, and early adoption is permitted. The Company expects to reflect these changes in presentation of debt issuance costs beginning in the first quarter of fiscal 2016.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the acquisition (in thousands):

FCC Environmental(a)

Accounts receivable	$22,020
Inventory	7,899
Other current assets	6,778
Deferred taxes	1,748
Property, plant, & equipment (b)	51,708
Equipment at customers	420
Intangible assets	9,808
Goodwill	9,528
Accounts payable	(12,453)
Accrued salaries, wages, and benefits	(2,039)
Taxes payable	(2,209)
Other current liabilities	(1,379)
Capital lease obligations (b)	(5,918)
Net cash paid	$85,911
______________
(a) The Company is continuing to evaluate the purchase price allocations. Preliminary purchase price allocations are tentative and subject to revision as the Company finalizes appraisals and other analyses. Final determination of the fair values may result in further adjustments to the values presented above.
(b) Subsequent to the closing date, the Company modified the leases acquired from FCC Environmental, resulting in the classification of the leases as Operating leases under the new lease terms. The change in lease terms decreased both Property, plant, & equipment and Capital lease obligations by $5.9 million.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the FCC Environmental acquisition that occurred in fiscal 2014 had occurred December 29, 2013 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the period presented.

First Quarter Ended,
March 22, 2014
Total revenues	$99,429
Net loss	(4,068)
Loss per share
Basic	$(0.22)
Diluted	(0.22)

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	March 28, 2015	January 3, 2015
Trade	$49,018	$49,407
Less: allowance for doubtful accounts	3,173	3,927
Trade - net	45,845	45,480
Related parties	1,639	1,452
Other	218	2,925
Total accounts receivable - net	$47,702	$49,857

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 28, 2015 and the fiscal year ended January 3, 2015 (in thousands):

	For the Quarter Ended,	For the Fiscal Year Ended,
	March 28, 2015	January 3, 2015
Balance at beginning of period	$3,927	$1,121
Balance acquired from FCC Environmental	—	2,353
Bad debt provision	359	1,053
Accounts written off, net of recoveries	(1,113)	(600)
Balance at end of period	$3,173	$3,927

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	March 28, 2015	January 3, 2015
Used oil and processed oil	$11,274	$14,153
Solvents and solutions	7,206	8,859
Machines	4,075	3,659
Drums and supplies	3,435	2,756
Other	1,638	1,617
Total inventory	27,628	31,044
Less: machine refurbishing reserve	292	246
Total inventory - net	$27,336	$30,798

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, catalyst, accessories, absorbents, and antifreeze. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	March 28, 2015	January 3, 2015
Buildings and storage tanks (a)	$71,081	$70,375
Machinery, vehicles, and equipment (a)	50,460	52,200
Leasehold improvements (a)	5,926	5,842
Land (a)	12,561	12,576
Construction in progress	23,359	18,822
Total property, plant and equipment	163,387	159,815
Less: accumulated depreciation	(25,276)	(22,678)
Property, plant and equipment - net	$138,111	$137,137

	March 28, 2015	January 3, 2015
Equipment at customers	$55,208	$53,781
Less: accumulated depreciation	(32,716)	(31,742)
Equipment at customers - net	$22,492	$22,039
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Depreciation expense for the first quarters ended March 28, 2015 and March 22, 2014 was $3.6 million and $2.2 million, respectively.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	March 28, 2015			January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships(a)	$20,345	$2,462	$17,883	$20,361	$2,007	$18,354
Software	5,536	3,126	2,410	5,199	3,074	2,125
Non-compete agreements(a)	2,945	1,335	1,610	2,973	1,221	1,752
Patents, formulae, and licenses(a)	1,829	458	1,371	1,829	443	1,386
Other (a)	1,406	291	1,115	1,406	248	1,158
Total software and intangible assets	$32,061	$7,672	$24,389	$31,768	$6,993	$24,775
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.7 million for the first quarter ended March 28, 2015 and $0.4 million for first quarter ended March 22, 2014. The weighted average useful lives of software; customer relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 11 years, 15 years, 5 years, and 7 years, respectively.

The expected amortization expense for the remainder of fiscal 2015 and for fiscal years 2016, 2017, 2018, and 2019 is $2.3 million, $2.8 million, $2.7 million, $2.5 million, and $2.2 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On October 16, 2014, the Company amended its Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, as amended, allows for up to $138.8 million in borrowings. As of March 28, 2015 and January 3, 2015, the Company's total borrowings were $78.8 million under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at March 28, 2015 and January 3, 2015.

During the first quarter of fiscal 2015, the Company recorded interest of $0.4 million on the term loan and capitalized $0.2 million for various capital projects. During the first quarter of fiscal 2014, the Company recorded interest of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects.

As of March 28, 2015 and January 3, 2015, the Company was in compliance with all covenants under the Credit Agreement. As of March 28, 2015 and January 3, 2015, the Company had $4.5 million of standby letters of credit issued, and $33.1 million was available for borrowing under the bank credit facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of March 28, 2015 and March 22, 2014 was 3.2% and 2.5%, respectively.

(9)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck service, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, used oil re-refining activities, and the dehydration of used oil to be sold as recycled fuel oil.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues.

Operating segment results for the first quarters ended March 28, 2015, and March 22, 2014 were as follows (in thousands):

First Quarter Ended,
March 28, 2015
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,340	$29,057	$—	$34,397
Service revenues	47,545	2,094		49,639
Total revenues	$52,885	$31,151	$—	$84,036
Operating expenses
Operating costs	38,713	31,001	—	69,714
Operating depreciation and amortization	1,727	1,864	—	3,591
Profit (loss) before corporate selling, general, and administrative expenses	$12,445	$(1,714)	$—	$10,731
Selling, general, and administrative expenses			11,066	11,066
Depreciation and amortization from SG&A			742	742
Total selling, general, and administrative expenses			$11,808	$11,808
Other income - net			(99)	(99)
Operating loss				(978)
Interest expense – net			554	554
Loss before income taxes				$(1,532)

First Quarter Ended,
March 22, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,243	$25,060	$—	$29,303
Service revenues	34,665	1,997		36,662
Total revenues	$38,908	$27,057	$—	$65,965
Operating expenses
Operating costs	28,879	28,486	—	57,365
Operating depreciation and amortization	1,253	888	—	2,141
Profit (loss) before corporate selling, general, and administrative expenses	$8,776	$(2,317)	$—	$6,459
Selling, general, and administrative expenses			8,843	8,843
Depreciation and amortization from SG&A			485	485
Total selling, general, and administrative expenses			$9,328	$9,328
Other income - net			(51)	(51)
Operating loss				(2,818)
Interest expense – net			53	53
Loss before income taxes				$(2,871)

Total assets by segment as of March 28, 2015 and January 3, 2015 were as follows (in thousands):

	March 28, 2015	January 3, 2015
Total Assets:
Environmental Services	$113,377	$113,518
Oil Business	156,046	158,577
Unallocated Corporate Assets	42,991	47,724
Total	$312,414	$319,819

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

The Company has purchase obligations in the form of open purchase orders of $17.3 million as of March 28, 2015, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 28, 2015 and January 3, 2015, the Company had accrued $1.8 million related to loss contingencies and other contingent liabilities.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2014. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The balance remaining on the NOL, which is primarily the result of bonus depreciation, as of March 28, 2015 was $40.9 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $15.0 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At March 28, 2015, deferred tax assets do not include $2.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the first quarter of fiscal 2015 was 41.3% compared to 43.0% in the first quarter of fiscal 2014. The rate difference is attributable to non-deductible expenses and certain state taxes not based on income having a lesser effect on the tax rate compared to the first quarter of fiscal 2014.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $1.9 million for uncertain tax positions as of March 28, 2015 and January 3, 2015. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 28, 2015, the number of shares available for issuance under the Plan was 635,957 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at January 3, 2015	534,428	$10.97	3.33	$708
Exercised	—	—
Options outstanding at March 28, 2015	534,428	$10.97	3.10	$281

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 1, 2014, the Company granted 17,772 restricted shares for service in fiscal 2014. In the second quarter of fiscal 2015, the Company will grant restricted shares to the Board of Directors for service in fiscal 2015. As of March 28, 2015, there was $0.2 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2015. Expense related to the Board of Directors' restricted stock in both the first quarters of fiscal 2015 and 2014 was $0.1 million.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2015. There was approximately $1.0 million and $1.1 million in unrecognized compensation expense remaining related to these awards as of March 28, 2015 and January 3, 2015, respectively. In each of the first quarters of fiscal 2015 and 2014, $0.1 million of compensation expense was recorded related to these awards.

In February 2015, the Company granted certain members of management 37,762 restricted shares based on their services in fiscal 2014 and contingent upon continued service. The restricted shares vest over a three year period starting January 1, 2016. There was approximately $0.3 million and $0.4 million in unrecognized compensation expense remaining related to these awards as of March 28, 2015 and January 3, 2015, respectively. In each of the first quarters of fiscal 2015 and fiscal 2014, less than $0.1 million was recorded as compensation expense related to these awards.

The following table summarizes information about restricted stock awards for the period ended March 28, 2015:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 3, 2015	105,859	$16.56
Granted	37,762	12.35
Nonvested shares outstanding at March 28, 2015	143,621	$15.45

Employee Stock Purchase Plan

As of March 28, 2015, the Company had reserved 127,813 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first quarter of fiscal 2015, employees purchased 9,312 shares of the Company’s common stock with a weighted average fair market value of $11.44 per share.

(13) RESTRUCTURING

In the fourth quarter of fiscal 2014, the Company purchased FCC Environmental and implemented an integration plan that includes a reduction in force and the closure of several facilities. Restructuring-related costs are recorded in selling, general, and administrative expenses. The following table summarizes the activity in the Company's restructuring reserve included in accrued salaries, wages, and benefits (in thousands):

For the First Quarter Ended,
March 28, 2015
Beginning balance	$2,010
Restructuring charges	346
Cash paid	(830)
Ending balance	$1,526

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2015 and 2014, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	First Quarter Ended,
	March 28, 2015	March 22, 2014
Net loss	$(900)	$(1,636)
Less: Income attributable to noncontrolling interest	41	23
Net loss attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$(941)	$(1,659)

Weighted average basic shares outstanding	22,119	18,402

Number of anti-dilutive potentially issuable shares excluded from diluted shares outstanding calculation	230	292

Net loss per share: basic	$(0.04)	$(0.09)
Net loss per share: diluted	$(0.04)	$(0.09)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 17, 2015. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2014 filed with the SEC on March 17, 2015. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods ended March 28, 2015 and March 22, 2014, each referred to as "quarter ended" or "first quarter ended" or "first fiscal quarter" and "first quarter" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens.  We operate from a network of 84 branch facilities providing services to customers in 43 states and parts of Canada. We conduct business through two operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 62.9% of our total company revenues for the first quarter of fiscal 2015. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for 37.1% of our total company revenues in the first quarter of fiscal 2015.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery currently has an input capacity of approximately 65 million gallons of used oil feedstock per year when operating at full capacity. We are in the process of expanding the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the additional capacity to be in place by the end of fiscal 2015. We estimate the additional capital cost of the current expansion project will be approximately $8.0 million to be incurred throughout the remainder of fiscal 2015. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

On October 16, 2014, we acquired the outstanding stock of FCC Environmental LLC and International Petroleum Corp. of Delaware (together, “FCC Environmental”) from Dédalo Patrimonial S.L.U. for $90.0 million in cash, subject to customary post-closing adjustments (the “Acquisition” or the “FCC Environmental Acquisition”). In 2013, FCC Environmental was a significant collector of used oil by volume in the United States. FCC Environmental also offered oily water disposal and treatment, parts cleaning, vacuum services, antifreeze recycling, oil filter recycling, and field services in 21 states in the South and along the Eastern seaboard of the United States.

We expect to realize $20.0 million or more in annualized synergies as a result of this acquisition. During the first quarter of fiscal 2015, we estimate that we realized approximately $2.9 million of synergies and incurred approximately $1.4 million in costs-to-achieve synergies related to the FCC Environmental acquisition.

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

Inventory

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, catalyst, accessories, absorbents, and antifreeze. Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market, net of any reserves for excess, obsolete, or unsalable inventory. We perform a physical inventory count on a periodic basis and use the results of these counts to determine inventory quantities. The quantities are used to help determine the value of our inventory. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value.

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

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the First Quarter Ended,
	March 28, 2015		March 22, 2014

Revenues
Product revenues	$34,397	40.9%	$29,303	44.4%
Service revenues	49,639	59.1%	36,662	55.6%
Total Revenues	$84,036	100.0%	$65,965	100.0%
Operating expenses -
Operating costs	$69,714	83.0%	$57,365	87.0%
Selling, general and administrative expenses	11,066	13.2%	8,843	13.4%
Depreciation and amortization	4,333	5.2%	2,626	4.0%
Other income - net	(99)	—%	(51)	(0.1)%
Operating loss	(978)	(1.2)%	(2,818)	(4.3)%
Interest expense – net	554	0.7%	53	0.1%
Loss before income taxes	(1,532)	(1.8)%	(2,871)	(4.4)%
Benefit from income taxes	(632)	(0.8)%	(1,235)	(1.9)%
Net loss	(900)	(1.1)%	(1,636)	(2.5)%
Income attributable to noncontrolling interest	41	—%	23	—%
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(941)	(1.1)%	$(1,659)	(2.5)%

Revenues

For the first quarter of fiscal 2015, revenues increased $18.1 million, or 27.4%, from $66.0 million in the first quarter of fiscal 2014 to $84.0 million in the first quarter of fiscal 2015. Revenues in both segments increased from sales to legacy FCC Environmental customers and included revenues from new products and services such as Recycled Fuel Oil ("RFO") sales and Field Services. In the Oil Business, the increase in revenues as a result of the FCC Environmental acquisition were partially offset by lower base oil selling prices in the first quarter of 2015 compared to the first quarter of fiscal 2014. During the first quarter of fiscal 2015, the average spot market price for the type of Group II base oil we produce declined approximately 35% compared to the first quarter of fiscal 2014.

Operating expenses

Operating costs

Operating costs increased $12.3 million, or 21.5%, from the first quarter of fiscal 2014 to the first quarter of fiscal 2015. Operating costs decreased as a percentage of revenues compared to the prior year as we were able to grow revenues through our FCC Environmental acquisition. By tightening controls over our costs, we were able to partially offset the impact of a non-cash lower of cost or market write-down of inventory of $2.6 million in the first quarter of fiscal 2015.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $2.2 million, or 25.1%, from the first quarter of fiscal 2014 to the first quarter of fiscal 2015, but decreased slightly as a percentage of revenues as we grew revenues by 27.4% compared to the first quarter of fiscal 2014. In the first quarter of fiscal 2015 we incurred costs related to the integration of FCC Environmental of $1.4 million compared to acquisition costs related to FCC Environmental of $1.2 million in the first quarter of fiscal 2014.

Interest expense

Interest expense for the first quarter of fiscal 2015 was $0.6 million compared to interest expense of $0.1 million in the first quarter of fiscal 2014. The increase in interest expense is a result of the increase in our Term Loan from $19.0 million as of March 22, 2014 to $78.8 million as of March 28, 2015. We increased the Term Loan in the fourth quarter of fiscal 2014 in order to finance the FCC Environmental acquisition. In the first quarters of fiscal 2015 and 2014, we capitalized $0.2 million and less than $0.1 million in interest, respectively.

Provision for income taxes

Our effective tax rate for the first quarter of fiscal 2015 was 41.3% compared to 43.0% in first quarter of fiscal 2014. The rate difference is attributable to non-deductible expenses and certain state taxes not based on income having a lesser effect on the tax rate compared to the first quarter of fiscal 2014.

Segment Information

The following table presents revenues by operating segment (dollars in thousands):

	For the First Quarter Ended,		Increase

	March 28, 2015	March 22, 2014	$	%

Revenues:
Environmental Services	$52,885	$38,908	$13,977	35.9%
Oil Business	31,151	27,057	4,094	15.1%
Total	$84,036	$65,965	$18,071	27.4%

In the first quarter of fiscal 2015, Environmental Services revenues increased $14.0 million, or 35.9%, from $38.9 million in the first quarter of fiscal 2014 to $52.9 million in the first quarter of fiscal 2015. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, vacuum truck services, antifreeze collection and recycling, and field services. Revenues in our vacuum services line of business increased at a higher rate than in other lines of business, due to the increase in vacuum services routes and the high volume of vacuum waste collected from legacy FCC Environmental customers. In addition, we realized revenues from our field services line of business, the majority of which was acquired with the FCC Environmental transaction.

At the end of the first quarter of fiscal 2015, the Environmental Services segment was operating in 84 branch locations compared with 75 at the end of the first quarter of fiscal 2014.  There were 72 branches that were in operation during both the first quarters of fiscal 2015 and fiscal 2014. Same branch sales increased $8.8 million, or 23.9%, in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, in large part due to the impact of sales to former FCC Environmental customers.

In the first quarter of fiscal 2015, Oil Business revenues increased $4.1 million compared to the first quarter of fiscal 2014. The increase in Oil Business revenues was the result of sales of RFO, which is a new product line for the Company as a result of the FCC Environmental acquisition. The increase in revenues as a result of Recycled Fuel Oil ("RFO") sales was partially offset by a decrease in sales from our re-refinery. Although we produced and sold base lube oil at a higher rate than in the first quarter of fiscal 2014, low base oil prices offset the increase in volume. As a result of the expanded capacity at our re-refinery, during the first quarter of fiscal 2015, we sold approximately 9.5 million gallons of base oil compared to the first quarter of fiscal 2014, when we sold approximately 7.2 million gallons of base oil.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	For the First Quarter Ended,		Increase

	March 28, 2015	March 22, 2014	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$12,445	$8,776	$3,669	41.8%
Oil Business	(1,714)	(2,317)	603	26.0%
Total	$10,731	$6,459	$4,272	66.1%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 41.8% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due to increased revenues of 35.9%. Margins in the Environmental Services segment were negatively impacted by a lower of cost or market adjustment to inventory recorded in the first quarter of fiscal 2015.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. Sales of reuse solvent provided a negative impact during the first quarter of fiscal 2015 of $0.9 million compared to a negative impact of $0.2 million in the first quarter of fiscal 2014 as a result of falling solvent prices.

Oil Business loss before corporate SG&A decreased $0.6 million in the first quarter of fiscal 2015, from a loss of $2.3 million in the first quarter of fiscal 2014, to a loss of $1.7 million in the first quarter of fiscal 2015. In the first quarter of fiscal 2015, we experienced less shutdowns at our re-refinery compared to the first quarter of fiscal 2014. We also were more efficient in the first quarter of fiscal 2015 due to a less extreme winter than in the first quarter of fiscal 2014 and therefore saw improvements in both our route collection and operation of the re-refinery.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 28, 2015 and January 3, 2015, cash and cash equivalents were $20.3 million and $21.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On October 16, 2014, in connection with our acquisition of FCC Environmental, we amended our Amended and Restated Credit Agreement ("Credit Agreement") to allow for up to $138.8 million in borrowings. As of March 28, 2015 and January 3, 2015, our total borrowings were $78.8 million under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at March 28, 2015 and January 3, 2015.

During the first quarter of fiscal 2015, we recorded interest expense of $0.4 million on the term loan net of $0.2 million capitalized for various capital projects. During the first quarter of fiscal 2014, we recorded interest expense of $0.1 million on the term loan, of which less than $0.1 million was capitalized for various capital projects.

As of March 28, 2015 and January 3, 2015, we were in compliance with all covenants under the Credit Agreement. As of March 28, 2015 and January 3, 2015, we had $4.5 million of standby letters of credit issued, and $33.1 million was available for borrowing under the revolving loan portion of our credit facility.

Our weighted average interest rate for all debt outstanding as of March 28, 2015 and March 22, 2014 was 3.2% and 2.5%, respectively.

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

We are in the process of expanding the annual input capacity of our Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the remaining additional capacity to be in place by the end of fiscal 2015. We estimate the additional capital cost of the current expansion project will be approximately $8.0 million to be incurred throughout the remainder of fiscal 2015. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

Summary of Cash Flow Activity

	First Quarter Ended,
	(Dollars in thousands)
	March 28, 2015	March 22, 2014
Net cash provided by (used in):
Operating activities	$4,252	$2,794
Investing activities	(5,462)	(4,930)
Financing activities	(66)	(557)
Net decrease in cash and cash equivalents	$(1,276)	$(2,693)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2015 and the first quarter of fiscal 2014 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Payable — The decrease in accounts payable negatively affected cash flows from operations by $7.9 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. In the first quarter of fiscal 2015, accounts payable decreased due to the lower unit cost of raw materials such as used oil and solvent.

•
Inventory — In the first quarter of fiscal 2015, we took a non-cash inventory impairment charge of $2.6 million due to the decline in prices for used oil and solvent. Excluding the impact of the inventory impairment charge, the decrease in inventory positively affected cash flows from operations by $1.5 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

•
Earnings decline — Our decrease in net loss in the first quarter of fiscal 2015 positively impacted our net cash provided by operating activities by $0.7 million compared to the first quarter of fiscal 2014.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $5.5 million and $4.9 million for capital expenditures and software and intangible assets during the first quarters of fiscal 2015 and fiscal 2014, respectively.  During the first quarter of fiscal 2015, we spent $2.0 million for capital improvements, including the expansion project, at the used oil re-refinery compared to $2.8 million on capital improvements at the re-refinery in the first quarter of fiscal 2014. Additionally, in the first quarter of fiscal 2015, approximately $1.4 million of the capital expenditures were for purchases of parts cleaning machines consistent with the first quarter of fiscal 2014.  The remaining $2.1 million in the first quarter of fiscal 2015 was for other items including leasehold improvements and intangible assets compared to $0.7 million spent in the first quarter of fiscal 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the first quarter of fiscal 2015 were $78.8 million, and the annual effective interest rate for the credit facility for the first quarter of fiscal 2015 was 3.2%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.8 million to our interest expense in the first quarter of fiscal 2015.

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

There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2015 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 7, 2015	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer