Form 10-Q
period 2015-06-20
Heritage-Crystal Clean, Inc.
filed 2015-07-30
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 20, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 24, 2015, there were outstanding 22,316,848 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 20, 2015	January 3, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,389	$21,555
Accounts receivable - net	47,653	49,857
Inventory - net	28,574	30,798
Deferred income taxes	2,549	2,549
Other current assets	5,627	11,776
Total Current Assets	103,792	116,535
Property, plant and equipment - net	135,584	135,402
Equipment at customers - net	22,861	22,039
Software and intangible assets - net	23,280	24,775
Goodwill	21,001	21,068
Total Assets	$306,518	$319,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$22,234	$32,466
Current maturities of long-term debt	5,654	5,259
Accrued salaries, wages, and benefits	4,502	5,212
Taxes payable	3,189	4,080
Other current liabilities	3,535	6,010
Total Current Liabilities	39,114	53,027
Long term debt, less current maturities	72,189	73,894
Deferred income taxes	6,131	5,484
Total Liabilities	$117,434	$132,405

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,146,419 and 22,109,875 shares issued and outstanding at June 20, 2015 and January 3, 2015, respectively	$221	$221
Additional paid-in capital	181,952	181,140
Retained earnings	6,164	5,135
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	188,337	186,496
Noncontrolling interest	747	918
Total Equity	$189,084	$187,414
Total Liabilities and Stockholders' Equity	$306,518	$319,819

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014

Revenues
Product revenues	$32,223	$38,614	$66,620	$67,917
Service revenues	50,718	39,467	100,357	76,129
Total revenues	$82,941	$78,081	$166,977	$144,046

Operating expenses
Operating costs	$64,363	$63,525	$134,077	$120,890
Selling, general, and administrative expenses	10,615	8,306	21,681	17,149
Depreciation and amortization	4,298	2,692	8,631	5,318
Other (income) expense - net	(154)	236	(253)	185
Operating income	3,819	3,322	2,841	504
Interest expense – net	408	33	962	86
Income before income taxes	3,411	3,289	1,879	418
Provision for income taxes	1,413	1,304	781	69
Net income	1,998	1,985	1,098	349
Income attributable to noncontrolling interest	28	56	69	79
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,970	$1,929	$1,029	$270

Net income per share: basic	$0.09	$0.10	$0.05	$0.01
Net income per share: diluted	$0.09	$0.10	$0.05	$0.01

Number of weighted average shares outstanding: basic	22,138	18,423	22,129	18,412
Number of weighted average shares outstanding: diluted	22,403	18,781	22,374	18,738

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at January 3, 2015	22,109,875	$221	$181,140	$5,135	$186,496	$918	$187,414
Net income	—	—	—	1,029	1,029	69	1,098
Distribution	—	—	—	—	—	(240)	(240)
Issuance of common stock – ESPP	18,772	—	222	—	222	—	222
Share-based compensation	17,772	—	590	—	590	—	590
Balance at June 20, 2015	22,146,419	$221	$181,952	$6,164	$188,337	$747	$189,084

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Half Ended,
	June 20, 2015	June 14, 2014
Cash flows from Operating Activities:
Net income	$1,098	$349
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,631	5,318
Non-cash inventory impairment	4,415	—
Bad debt provision	721	303
Share-based compensation	590	392
Deferred taxes	647	(33)
Amortization of deferred gain on lease conversion	(176)	—
Other, net	6	245
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,483	(4,856)
Increase in inventory	(2,191)	(2,614)
Decrease (increase) in other current assets	6,149	(310)
(Decrease) increase in accounts payable	(8,237)	8,557
Increase (decrease) in accrued expenses	(3,720)	(438)
Cash provided by operating activities	$9,416	$6,913

Cash flows from Investing Activities:
Capital expenditures	$(10,158)	$(9,229)
Business acquisitions, net of cash acquired	—	(954)
Cash used in investing activities	$(10,158)	$(10,183)

Cash flows from Financing Activities:
Payments on Term Loan	$(1,152)	$(625)
Payments of notes payable	(158)	(569)
Payments of contingent consideration	(96)	(181)
Proceeds from the issuance of common stock	222	201
Distributions to noncontrolling interest	(240)	(159)
Cash used in financing activities	$(1,424)	$(1,333)
Net decrease in cash and cash equivalents	(2,166)	(4,603)
Cash and cash equivalents, beginning of period	21,555	22,632
Cash and cash equivalents, end of period	$19,389	$18,029

Supplemental disclosure of cash flow information:
Income taxes paid	$61	$275
Cash paid for interest, net of capitalized interest of $304 and $118, respectively	724	92
Supplemental disclosure of non-cash information:
Payables for construction in progress	$222	$618
Business acquisition, note issued	—	203
Business acquisition, common stock issued	—	193
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 20, 2015

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2015. There have been no material changes in these policies or their application.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs on the balance sheet as a direct deduction from the debt liability in a manner consistent with the Company's accounting treatment of debt discounts. The changes are to be applied retrospectively to all periods presented beginning in annual periods beginning after December 15, 2015, and early adoption is permitted. The Company expects to reflect these changes in presentation of debt issuance costs beginning in the first quarter of fiscal 2016. The Company expects the adoption of ASU 2015-03 will decrease Other Current Assets by $1.4 million and decrease Long Term Debt by $1.4 million.

(3)    BUSINESS COMBINATIONS

On October 16, 2014, the Company purchased the outstanding stock of FCC Environmental LLC, a Delaware limited liability company, and International Petroleum Corp. of Delaware, a Delaware corporation (together "FCC Environmental"), pursuant to a Stock Purchase Agreement entered into with Dédalo Patrimonial S.L.U., a sociedad limitadad unipersonal formed under the laws of Spain ("Seller"). Prior to the purchase, FCC Environmental was an environmental services provider and collector of used oil in the United States and operated 34 facilities mostly in the eastern half of the United States. The purchase price for FCC Environmental was set at $90.0 million subject to certain adjustments, including, without limitation, a working capital adjustment and indemnification rights and obligations. Based on the initial working capital calculations, the Company initially paid $88.8 million. The Company is in the process of determining the final purchase price, which is based on the final working capital calculations and must be agreed upon by the Seller and the Company. The outcome of the calculation of the working capital adjustment may significantly impact the purchase price and purchase price allocation. The results of FCC Environmental are consolidated into both of the Company's operating segments subsequent to the closing date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the acquisition (in thousands):

FCC Environmental(a)

Accounts receivable	$22,020
Inventory	7,899
Other current assets	6,778
Deferred taxes	1,748
Property, plant, & equipment (b)(c)	49,973
Equipment at customers	420
Intangible assets	9,808
Goodwill(c)	11,263
Accounts payable	(12,453)
Accrued salaries, wages, and benefits	(2,039)
Taxes payable	(2,209)
Other current liabilities	(1,379)
Capital lease obligations (b)	(5,918)
Net cash paid	$85,911
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
(c) The Company has retrospectively adjusted amounts that were recognized at the acquisition date to reflect new information about the facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments are related to the Company's valuation of property and equipment and goodwill acquired. Such adjustments resulted in a net decrease of $1.7 million in property and equipment and an increase of the same amount in goodwill. The Company's balance sheet as of January 3, 2015 has been retrospectively restated to reflect these adjustments.

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

	Second Quarter Ended,	First Half Ended,
	June 14, 2014	June 14, 2014
Total revenues	$114,478	$213,907
Net income (loss)	1,289	(2,779)
Income (loss) per share
Basic	$0.07	$(0.15)
Diluted	0.07	(0.15)

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	June 20, 2015	January 3, 2015
Trade	$46,253	$49,407
Less: allowance for doubtful accounts	2,557	3,927
Trade - net	43,696	45,480
Related parties	1,515	1,452
Other	2,442	2,925
Total accounts receivable - net	$47,653	$49,857

The following table provides the changes in the Company’s allowance for doubtful accounts for the first half ended June 20, 2015 and the fiscal year ended January 3, 2015 (in thousands):

	For the First Half Ended,	For the Fiscal Year Ended,
	June 20, 2015	January 3, 2015
Balance at beginning of period	$3,927	$1,121
Balance acquired from FCC Environmental	—	2,353
Bad debt provision	721	1,053
Accounts written off, net of recoveries	(2,091)	(600)
Balance at end of period	$2,557	$3,927

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	June 20, 2015	January 3, 2015
Used oil and processed oil	$12,413	$14,153
Solvents and solutions	7,423	8,859
Machines	4,183	3,659
Drums and supplies	2,987	2,756
Other	1,821	1,617
Total inventory	28,827	31,044
Less: machine refurbishing reserve	(253)	(246)
Total inventory - net	$28,574	$30,798

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

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	June 20, 2015	January 3, 2015
Buildings and storage tanks (a)	$75,388	$72,905
Machinery, vehicles, and equipment (a)	50,553	50,465
Land (a)	11,627	12,576
Leasehold improvements (a)	3,401	3,312
Construction in progress	21,260	18,822
Assets held for sale	1,005	—
Total property, plant and equipment	163,234	158,080
Less: accumulated depreciation	(27,650)	(22,678)
Property, plant and equipment - net	$135,584	$135,402

	June 20, 2015	January 3, 2015
Equipment at customers	$56,567	$53,781
Less: accumulated depreciation	(33,706)	(31,742)
Equipment at customers - net	$22,861	$22,039
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known. Amounts as of January 3, 2015 reflect adjustments between property, plant, and equipment categories to reflect additional information regarding the classification of the assets acquired.

Depreciation expense for the second quarters ended June 20, 2015 and June 14, 2014 was $3.6 million and $2.2 million, respectively. Depreciation expense for the first halves ended June 20 2015 and June 14, 2014 was $7.4 million and $4.4 million, respectively.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	June 20, 2015			January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships(a)	$20,349	$2,937	$17,412	$20,361	$2,007	$18,354
Software	5,094	3,178	1,916	5,199	3,074	2,125
Non-compete agreements(a)	2,948	1,450	1,498	2,973	1,221	1,752
Patents, formulae, and licenses(a)	1,829	474	1,355	1,829	443	1,386
Other (a)	1,428	329	1,099	1,406	248	1,158
Total software and intangible assets	$31,648	$8,368	$23,280	$31,768	$6,993	$24,775
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.7 million for the second quarter ended June 20, 2015 and $0.5 million for second quarter ended June 14, 2014. Amortization expense was $1.2 million for the first half ended June 20, 2015 and $0.9 million for first half ended June 14, 2014. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 11 years, 15 years, 5 years, and 7 years, respectively.

The expected amortization expense for the remainder of fiscal 2015 and for fiscal years 2016, 2017, 2018, and 2019 is $1.6 million, $2.9 million, $2.8 million, $2.5 million, and $2.2 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On October 16, 2014, the Company amended its Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, as amended, allows for up to $137.7 million in borrowings. As of June 20, 2015 and January 3, 2015, the Company's total borrowings were $77.7 million and $78.8 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at June 20, 2015 and January 3, 2015.

During the second quarter of fiscal 2015, the Company recorded interest of $0.4 million on the term loan and capitalized $0.2 million for various capital projects. During the first half of fiscal 2015, the Company recorded interest of $0.8 million on the term loan, of which $0.3 million was capitalized for various capital projects. During the second quarter of fiscal 2014, the Company recorded interest of $0.1 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first half of fiscal 2014, the Company recorded interest of $0.2 million on the term loan and capitalized $0.1 million for various capital projects.

As of June 20, 2015 and January 3, 2015, the Company was in compliance with all covenants under the Credit Agreement. As of June 20, 2015 and January 3, 2015, the Company had $4.5 million and $0.4 million of standby letters of credit issued, respectively, and $27.6 million and $13.8 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of June 20, 2015 and June 14, 2014 was 3.2% and 1.9%, respectively.

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

Operating segment results for the second quarters and first halves ended June 20, 2015, and June 14, 2014 were as follows (in thousands):

Second Quarter Ended,
June 20, 2015
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,370	$26,853	$—	$32,223
Service revenues	47,600	3,118		50,718
Total revenues	$52,970	$29,971	$—	$82,941
Operating expenses
Operating costs	35,591	28,772	—	64,363
Operating depreciation and amortization	1,671	1,840	—	3,511
Profit (loss) before corporate selling, general, and administrative expenses	$15,708	$(641)	$—	$15,067
Selling, general, and administrative expenses			10,615	10,615
Depreciation and amortization from SG&A			787	787
Total selling, general, and administrative expenses			$11,402	$11,402
Other income - net			(154)	(154)
Operating income				3,819
Interest expense – net			408	408
Income before income taxes				$3,411

Second Quarter Ended,
June 14, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,401	$34,213	$—	$38,614
Service revenues	37,249	2,218		39,467
Total revenues	$41,650	$36,431	$—	$78,081
Operating expenses
Operating costs	28,580	34,945	—	63,525
Operating depreciation and amortization	1,251	916	—	2,167
Profit before corporate selling, general, and administrative expenses	$11,819	$570	$—	$12,389
Selling, general, and administrative expenses			8,306	8,306
Depreciation and amortization from SG&A			525	525
Total selling, general, and administrative expenses			$8,831	$8,831
Other expense - net			236	236
Operating income				3,322
Interest expense – net			33	33
Income before income taxes				$3,289

First Half Ended,
June 20, 2015
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$10,710	$55,910	$—	$66,620
Service revenues	95,145	5,212		100,357
Total revenues	$105,855	$61,122	$—	$166,977
Operating expenses
Operating costs	74,304	59,773	—	134,077
Operating depreciation and amortization	3,398	3,704	—	7,102
Profit (loss) before corporate selling, general, and administrative expenses	$28,153	$(2,355)	$—	$25,798
Selling, general, and administrative expenses			21,681	21,681
Depreciation and amortization from SG&A			1,529	1,529
Total selling, general, and administrative expenses			$23,210	$23,210
Other income - net			(253)	(253)
Operating income				2,841
Interest expense – net			962	962
Income before income taxes				$1,879

First Half Ended,
June 14, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$8,645	$59,272	$—	$67,917
Service revenues	71,914	4,215		76,129
Total revenues	$80,559	$63,487	$—	$144,046
Operating expenses
Operating costs	57,459	63,431	—	120,890
Operating depreciation and amortization	2,505	1,803	—	4,308
Profit (loss) before corporate selling, general, and administrative expenses	$20,595	$(1,747)	$—	$18,848
Selling, general, and administrative expenses			17,149	17,149
Depreciation and amortization from SG&A			1,010	1,010
Total selling, general, and administrative expenses			$18,159	$18,159
Other expense - net			185	185
Operating income				504
Interest expense – net			86	86
Income before income taxes				$418

Total assets by segment as of June 20, 2015 and January 3, 2015 were as follows (in thousands):

	June 20, 2015	January 3, 2015
Total Assets:
Environmental Services	$111,918	$113,518
Oil Business	159,898	158,577
Unallocated Corporate Assets	34,702	47,724
Total	$306,518	$319,819

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

The Company has purchase obligations in the form of open purchase orders of $16.9 million as of June 20, 2015, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 20, 2015 and January 3, 2015, the Company had accrued $1.5 million and $1.8 million related to loss contingencies and other contingent liabilities, respectively.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2014. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The balance remaining on the NOL, which is primarily the result of bonus depreciation, as of June 20, 2015 was $37.2 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $13.5 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At June 20, 2015, deferred tax assets do not include $2.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the second quarter of fiscal 2015 was 41.4% compared to 39.6% in the second quarter of fiscal 2014. The rate difference is attributable to non-deductible expenses, certain state taxes not based on income, and discrete items having a lesser effect on the tax rate compared to the second quarter of fiscal 2014. The Company's effective tax rate for the first half of fiscal 2015 was 41.6% compared to 16.5% in the first half of fiscal 2014. The rate increase is attributable to year-to-date discrete items having lesser impact the tax rate as compared to the first half of fiscal 2014 due to relatively low income in the first half of fiscal 2014.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $1.9 million for uncertain tax positions as of June 20, 2015 and January 3, 2015. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of June 20, 2015, the number of shares available for issuance under the Plan was 613,319 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at January 3, 2015	534,428	$10.97	3.33	$708
Exercised	—	—
Options outstanding at June 20, 2015	534,428	$10.97	2.87	$2,450

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 1, 2014, the Company granted 17,772 restricted shares for service in fiscal 2014, which vested in the second quarter of fiscal 2015. On May 8, 2015, the Company granted 22,638 restricted shares to the Board of Directors for service in fiscal 2015. As of June 20, 2015, there was $0.2 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2015. Expense related to the Board of Directors' restricted stock in both the first half of fiscal 2015 and the first half of fiscal 2014 was $0.1 million.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2015. There was approximately $0.8 million and $1.1 million in unrecognized compensation expense remaining related to these awards as of June 20, 2015 and January 3, 2015, respectively. In the first half of fiscal 2015 and the first half of fiscal 2014, $0.2 million and $0.3 million of compensation expense was recorded related to these awards, respectively.

In February 2015, the Company granted certain members of management 37,762 restricted shares based on their services in fiscal 2014 and contingent upon continued service. The restricted shares vest over a three year period starting January 1, 2016. There was approximately $0.3 million and $0.4 million in unrecognized compensation expense remaining related to these awards as of June 20, 2015 and January 3, 2015, respectively. In the first half of fiscal 2015 and the first half of fiscal 2014, $0.1 million and $0.2 million was recorded as compensation expense related to these awards, respectively.

The following table summarizes information about restricted stock awards for the period ended June 20, 2015:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 3, 2015	105,859	$16.56
Granted	60,400	12.44
Vested	(17,772)	16.04
Nonvested shares outstanding at June 20, 2015	148,487	$14.94

Employee Stock Purchase Plan

As of June 20, 2015, the Company had reserved 118,353 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first half of fiscal 2015, employees purchased 18,772 shares of the Company’s common stock with a weighted average fair market value of $12.45 per share.

(13) RESTRUCTURING

In the fourth quarter of fiscal 2014, the Company purchased FCC Environmental and implemented an integration plan that included a reduction in force and the closure of several facilities. Restructuring-related costs are recorded in selling, general, and administrative expenses. The following table summarizes the activity in the Company's restructuring reserve included in accrued salaries, wages, and benefits (in thousands):

For the First Half Ended,
June 20, 2015
Beginning balance	$2,010
Restructuring charges, net	164
Cash payments	(1,620)
Ending balance	$554

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters of fiscal 2015 and 2014, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	Second Quarter Ended,		First Half Ended,
	June 20, 2015	June 14, 2014	June 20, 2015	June 14, 2014
Net income	$1,998	$1,985	$1,098	$349
Less: Income attributable to noncontrolling interest	28	56	69	79
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$1,970	$1,929	$1,029	$270

Weighted average basic shares outstanding	22,138	18,423	22,129	18,412
Dilutive shares from share–based compensation plans	265	358	245	326
Weighted average diluted shares outstanding	22,403	18,781	22,374	18,738

Net income per share: basic	$0.09	$0.10	$0.05	$0.01
Net income per share: diluted	$0.09	$0.10	$0.05	$0.01

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 17, 2015. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2014 filed with the SEC on March 17, 2015. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods ended June 20, 2015 and June 14, 2014, each referred to as "quarter ended" or "second quarter ended" or "second fiscal quarter" and "first half" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens.  We operate from a network of 83 branch facilities providing services to customers in 43 states and parts of Canada. We conduct business through two operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 63.4% of our total company revenues for the first half of fiscal 2015. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for 36.6% of our total company revenues in the first half of fiscal 2015. While the majority of RFO volume is sold for its use as an energy source, we also use the term RFO to describe the sale of processed used oil into various end markets, such as cutter stock, blend stocks, vacuum gas oil feedstock, etc.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery currently has an input capacity of approximately 65 million gallons of used oil feedstock per year when operating at full capacity. We are in the process of expanding the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the additional capacity to be in place by the end of fiscal 2015. We estimate the additional capital cost of the current expansion project will be approximately $5.0 million to be incurred throughout the remainder of fiscal 2015. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

On October 16, 2014, we acquired the outstanding stock of FCC Environmental LLC and International Petroleum Corp. of Delaware (together, “FCC Environmental”) from Dédalo Patrimonial S.L.U. for $90.0 million in cash, subject to customary post-closing adjustments (the “Acquisition” or the “FCC Environmental Acquisition”). Prior to the acquisition, FCC Environmental was an environmental services provider and collector of used oil in the United States. FCC Environmental also offered oily water disposal and treatment, parts cleaning, vacuum services, antifreeze recycling, oil filter recycling, and field services in 21 states in the South and along the Eastern seaboard of the United States.

We expect to realize $22.0 million or more in annualized synergies as a result of this acquisition. During the first half of fiscal 2015, we estimate that we realized approximately $7.8 million of synergies and incurred approximately $1.6 million in costs-to-achieve synergies related to the FCC Environmental acquisition.

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

There were no material changes in the first half of fiscal 2015 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the Second Quarter Ended,				For the First Half Ended,
	June 20, 2015		June 14, 2014		June 20, 2015		June 14, 2014

Revenues
Product revenues	$32,223	38.9%	$38,614	49.5%	$66,620	39.9%	$67,917	47.1%
Service revenues	50,718	61.1%	39,467	50.5%	100,357	60.1%	76,129	52.9%
Total Revenues	$82,941	100.0%	$78,081	100.0%	$166,977	100.0%	$144,046	100.0%
Operating expenses -
Operating costs	$64,363	77.6%	$63,525	81.4%	$134,077	80.3%	$120,890	83.9%
Selling, general and administrative expenses	10,615	12.8%	8,306	10.6%	21,681	13.0%	17,149	11.9%
Depreciation and amortization	4,298	5.2%	2,692	3.4%	8,631	5.2%	5,318	3.7%
Other income (expense) - net	(154)	(0.2)%	236	0.3%	(253)	—%	185	0.1%
Operating income	3,819	4.6%	3,322	4.3%	2,841	1.7%	504	0.3%
Interest expense – net	408	0.5%	33	—%	962	0.6%	86	0.1%
Income before income taxes	3,411	4.1%	3,289	4.2%	1,879	1.1%	418	0.3%
Provision for income taxes	1,413	1.7%	1,304	1.7%	781	0.5%	69	—%
Net income	1,998	2.4%	1,985	2.5%	1,098	0.7%	349	0.2%
Income attributable to noncontrolling interest	28	—%	56	0.1%	69	—%	79	0.1%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,970	2.4%	$1,929	2.5%	$1,029	0.6%	$270	0.2%

Revenues

For the second quarter of fiscal 2015, revenues increased $4.9 million, or 6.2%, from $78.1 million in the second quarter of fiscal 2014 to $82.9 million in the second quarter of fiscal 2015. For the first half of fiscal 2015, revenues increased $22.9 million, or 15.9%, from $144.0 million in the first half of fiscal 2014 to $167.0 million in the first half of fiscal 2015. In the first half of fiscal 2015, sales volumes in both segments increased due to sales to legacy FCC Environmental customers and included revenues from new products and services such as Recycled Fuel Oil ("RFO") sales and Field Services. In the Oil Business, the increase in revenues as a result RFO sales were offset by lower base oil selling prices in the first half of 2015 compared to the first half of fiscal 2014. During the first half of fiscal 2015, the average spot market price for the type of Group II base oil we produce declined over 35% compared to the first half of fiscal 2014.

Operating expenses

Operating costs

Operating costs increased $0.8 million, or 1.3%, from the second quarter of fiscal 2014 to the second quarter of fiscal 2015 and $13.2 million, or 10.9%, from the first half of fiscal 2014 to the first half of fiscal 2015. Operating costs decreased as a percentage of revenues compared to the prior year as we were able to grow revenues through our FCC Environmental acquisition. By tightening controls over our costs, we were able to partially offset the impact of a non-cash lower of cost or market write-down of inventory of $4.4 million in the first half of fiscal 2015. In addition, lower crude oil prices resulted in lower solvent costs in our Environmental Services segment.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $2.3 million, or 27.8%, from the second quarter of fiscal 2014 to the second quarter of fiscal 2015. Selling, general, and administrative expenses increased $4.5 million, or 26.4%, from the first half of fiscal 2014 to the first half of fiscal 2015. In the second quarter of 2015, revenues in the Oil Business decreased 17.7% compared to the second quarter of 2014 as a result of lower base oil pricing. As a result, SG&A expenses were higher as a percentage of revenues in the second quarter of 2015 compared to the second quarter of 2014. However, SG&A expenses during the second quarter of fiscal 2015 decreased approximately 4.0% compared to the first quarter of fiscal 2015.

Interest expense

Interest expense for the second quarter of fiscal 2015 was $0.4 million compared to interest expense of less than $0.1 million in the second quarter of fiscal 2014. Interest expense in the first half of fiscal 2015 was $1.0 million compared to interest expense of less than $0.1 million in the first half of fiscal 2014. The increase in interest expense is a result of the increase in our Term Loan from $18.6 million as of June 14, 2014 to $77.7 million as of June 20, 2015. We increased the Term Loan in the fourth quarter of fiscal 2014 in order to finance the FCC Environmental acquisition. In the first half of fiscal 2015 and the first half of fiscal 2014, we capitalized $0.3 million and less than $0.1 million in interest, respectively.

Provision for income taxes

Our effective tax rate for the first half of fiscal 2015 was 41.6% compared to 16.5% in first half of fiscal 2014. The rate increase is attributable to year-to-date discrete items having lesser impact the tax rate as compared to the first half of fiscal 2014 due to both relatively low income and high amount of favorable discrete items in the first half of fiscal 2014.

Segment Information

The following table presents revenues by operating segment (dollars in thousands):

	For the Second Quarter Ended,		Change

	June 20, 2015	June 14, 2014	$	%

Revenues:
Environmental Services	$52,970	$41,650	$11,320	27.2%
Oil Business	29,971	36,431	(6,460)	(17.7)%
Total	$82,941	$78,081	$4,860	6.2%

	For the First Half Ended,		Change

	June 20, 2015	June 14, 2014	$	%

Revenues:
Environmental Services	$105,855	$80,559	$25,296	31.4%
Oil Business	61,122	63,487	(2,365)	(3.7)%
Total	$166,977	$144,046	$22,931	15.9%

In the second quarter of fiscal 2015, Environmental Services revenues increased $11.3 million, or 27.2%, from $41.7 million in the second quarter of fiscal 2014 to $53.0 million in the second quarter of fiscal 2015. In the first half of fiscal 2015, Environmental Services revenues increased $25.3 million, or 31.4%, from $80.6 million in the first half of fiscal 2014 to $105.9 million in the first half of fiscal 2015. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, vacuum truck services, antifreeze collection and recycling, and field services. Revenues in our vacuum services line of business increased at a higher rate than in other lines of business, due to the increase in vacuum services routes and the high volume of vacuum waste collected from legacy FCC Environmental customers. In addition, we realized revenues from our field services line of business, most of which was acquired with the FCC Environmental transaction.

At the end of the second quarter of fiscal 2015, the Environmental Services segment was operating in 83 branch locations compared with 76 at the end of the second quarter of fiscal 2014.  There were 72 branches that were in operation during both the second quarters of fiscal 2015 and fiscal 2014. Same branch sales increased $7.6 million, or 19.2%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, in large part due to the impact of revenues from former FCC Environmental customers. In our branches located in geographic areas that did not overlap former FCC territories, our Environmental Services segment same branch revenues increased by approximately 12% compared to the year-ago quarter. In the first half of fiscal 2015, same branch sales increased, $16.3 million, or 21.4%, also due in large part to revenues from former FCC Environmental customers.

In the second quarter of fiscal 2015, Oil Business revenues decreased $6.5 million compared to the second quarter of fiscal 2014. In the first half of fiscal 2015, Oil Business revenues decreased $2.4 million compared to the first half of fiscal 2014. The decrease in Oil Business revenues was the result of a decrease in revenues from our re-refinery due to lower product pricing, partially offset by increased sales of Recycled Fuel Oil ("RFO"), which is a new product line for the Company as a result of the FCC Environmental acquisition. Our re-refinery shut down during the second quarter of fiscal 2015 was longer compared to the second quarter of fiscal 2014, which decreased our output of re-refinery products. During the second quarter of fiscal 2015, we sold approximately 8.8 million gallons of base oil compared to the second quarter of fiscal 2014, when we sold approximately 9.2 million gallons of base oil. In the first half of fiscal 2015, we sold 18.3 million gallons of base oil compared to 16.4 million gallons in the first half of fiscal 2014.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	For the Second Quarter Ended,		Change

	June 20, 2015	June 14, 2014	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$15,708	$11,819	$3,889	32.9%
Oil Business	(641)	570	(1,211)	(212.5)%
Total	$15,067	$12,389	$2,678	21.6%

	For the First Half Ended,		Change

	June 20, 2015	June 14, 2014	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$28,153	$20,595	$7,558	36.7%
Oil Business	(2,355)	(1,747)	(608)	34.8%
Total	$25,798	$18,848	$6,950	36.9%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 32.9% in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 due to increased revenues of 27.2%. Environmental Services profit before SG&A increased 36.7% in the first half of fiscal 2015 compared to the first half of fiscal 2014 due to increased revenues of 31.4%.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. As a result of falling solvent prices, sales of reuse solvent provided a negative impact on profit before corporate SG&A during the first half of fiscal 2015 of $0.9 million compared to an immaterial impact in the first half of fiscal 2014. Sales of reuse solvent did not provide a material impact in the second quarter of fiscal 2015 due to relatively similar prices from the end of the first quarter of fiscal 2015 to the end of the second quarter of fiscal 2015.

Oil Business income before corporate SG&A decreased $1.2 million in the second quarter of fiscal 2015, from income of $0.6 million in the second quarter of fiscal 2014, to a loss of $0.6 million in the second quarter of fiscal 2015. Oil Business loss before corporate SG&A increased $0.6 million in the first half of fiscal 2015, from a loss of $1.7 million in the first half of fiscal 2014 to a loss of $2.4 million in the first half of fiscal 2015. The increase in the operating loss in the Oil Business is a result of decreased oil product prices as well as from a non-cash inventory write down. We were able to partially mitigate the impact of decreased oil product pricing by decreasing the amount we pay to generators for the used oil we collect and through increased route efficiency compared to the first half of fiscal 2014.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 20, 2015 and January 3, 2015, cash and cash equivalents were $19.4 million and $21.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On October 16, 2014, in connection with our acquisition of FCC Environmental, we amended our Amended and Restated Credit Agreement ("Credit Agreement") to allow for up to $137.7 million in borrowings. As of June 20, 2015 and January 3, 2015, our total borrowings were $77.7 million and $78.8 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at June 20, 2015 and January 3, 2015.

During the second quarter of fiscal 2015, we recorded interest of $0.4 million on the term loan and capitalized $0.2 million for various capital projects. During the first half of fiscal 2015, we recorded interest of $0.8 million on the term loan, of which $0.3 million was capitalized for various capital projects. During the second quarter of fiscal 2014, we recorded interest of $0.1 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first half of fiscal 2014, we recorded interest of $0.2 million on the term loan and capitalized $0.1 million for various capital projects.

Certain covenants of the Credit Agreement, among other things, restrict our ability to incur indebtedness, grant liens, make investments, and sell assets. The Credit Agreement, as amended, contains customary events of default, covenants, and representations and warranties. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•
A total leverage ratio no greater than 3.75 to 1.0 in the second quarter of fiscal 2015, no greater than 3.5 to 1.0 for the third quarter of fiscal 2015, no greater than 3.25 to 1.0 for the fourth quarter of fiscal 2015, and no greater than 3.0 to 1.0 thereafter; and

•
A capital expenditures covenant limiting capital expenditures to $15.0 million in fiscal 2015 for capital expenditures not related to the current re-refinery expansion. In addition, there are certain restrictions on capital expenditures related to the completion of our re-refinery expansion.

As of June 20, 2015 and January 3, 2015, we were in compliance with all covenants under the Credit Agreement. As of June 20, 2015 and January 3, 2015, we had $4.5 million and $0.4 million of standby letters of credit issued, respectively, and $27.6 million and $13.8 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

Our weighted average interest rate for all debt outstanding as of June 20, 2015 and June 14, 2014 was 3.2% and 1.9%, respectively.

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

We are in the process of expanding the annual input capacity of our Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the remaining additional capacity to be in place by the end of fiscal 2015. We estimate the additional capital cost of the current expansion project will be approximately $5.0 million to be incurred throughout the remainder of fiscal 2015. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

Summary of Cash Flow Activity

	For the First Half Ended,
	(Dollars in thousands)
	June 20, 2015	June 14, 2014
Net cash provided by (used in):
Operating activities	$9,416	$6,913
Investing activities	(10,158)	(10,183)
Financing activities	(1,424)	(1,333)
Net decrease in cash and cash equivalents	$(2,166)	$(4,603)

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2015 and the first half of fiscal 2014 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Payable — The decrease in accounts payable negatively affected cash flows from operations by $16.8 million in the first half of fiscal 2015 compared to the first half of fiscal 2014. In the first half of fiscal 2015, accounts payable decreased due to the lower unit cost of raw materials such as used oil and solvent.

•
Accounts Receivable — The decrease in accounts receivable had a positive impact on cash provided by operating activities of $6.3 million compared to the first half of fiscal 2014. In the first half of fiscal 2014, accounts receivable increased due to increased sales from our re-refinery expansion, compared to the first half of fiscal 2015 when oil product prices resulted in lower revenue growth.

•	Inventory Charge — In the first half of fiscal 2015, we took a non-cash inventory impairment charge of $4.4 million due to the decline in prices for used oil and solvent.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $10.2 million and $9.2 million for capital expenditures and software and intangible assets during the first halves of fiscal 2015 and fiscal 2014, respectively.  During the first half of fiscal 2015, we spent $4.2 million for capital improvements, including the expansion project, at the used oil re-refinery compared to $3.5 million on capital improvements at the re-refinery in the first half of fiscal 2014. Additionally, in the first half of fiscal 2015, approximately $3.2 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.1 million in the first half of fiscal 2014.  The remaining $2.4 million in the first half of fiscal 2015 was for other items including leasehold improvements and intangible assets compared to approximately $2.8 million spent in the first half of fiscal 2014.

•	Acquisitions — In the first half of fiscal 2014, we used $1.0 million for the purchase of the stock of Sav-Tech.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the second quarter of fiscal 2015 were $78.3 million, and the annual effective interest rate for the credit facility for the second quarter of fiscal 2015 was 3.2%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.8 million to our interest expense in the second quarter of fiscal 2015.

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

There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2015 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In the second quarter of fiscal 2015, we received a proposed penalty from the United States Environmental Protection Agency ("EPA") for $0.4 million related to violations at a site in Virginia purchased from FCC Environmental ("the seller") in October 2014. The violations occurred prior to our taking possession of the site, and we believe that we are indemnified for any potential fine related to this site by the seller. As such, the proposed penalty did not impact earnings during the second quarter of fiscal 2015.

In the second quarter of fiscal 2015, the United States EPA initiated a proceeding against the Company with respect to alleged improper management of PCB contaminated material that occurred at our Indianapolis, Indiana re-refinery in 2013.  We are currently in negotiations with the EPA to determine the final amount of any penalty or compensatory payment related to this incident, which could be up to $1.3 million.  As of the end of the second quarter of fiscal 2015 we have accrued an immaterial amount for this potential penalty, as the ultimate outcome of this matter cannot be determined at this time.

On October 16, 2014, we purchased all stock in International Petroleum Corp. of Delaware (“IPC”) as part of the acquisition of FCC Environmental, LLC ("FCCE"). IPC operated a wastewater treatment facility in Wilmington, Delaware (“Facility”). We had been informed that IPC had entered into an agreement with the City of Wilmington regarding permit violations related to IPC's disposal activities at the Facility. Prior to our Acquisition, a fine was paid by IPC, and its wastewater discharge permit was voluntarily surrendered in 2013. In February 2015, we learned that an investigation of such prior activities at the Facility by the EPA and Department of Justice (“DOJ”) is continuing. On July 1, 2015, we received a grand jury subpoena from the DOJ, along with the EPA, requesting certain materials related to the transportation and disposal of wastewater generated by IPC/FCCE and the due diligence documents provided to us in connection with our acquisition of IPC. While we have received little information about this investigation, we intend to cooperate with the EPA and DOJ in an attempt to resolve the matter. Our acquisition of the IPC business is governed by a Stock Purchase Agreement which obligates the Seller to indemnify us for certain costs that may arise in connection with this matter. With the exception of attorney's fees and related expenses, no amounts have been accrued related to this investigation as a prediction of the ultimate outcome of this matter cannot be determined.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 30, 2015	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer