Form 10-Q
period 2015-09-12
Heritage-Crystal Clean, Inc.
filed 2015-10-21
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 12, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On October 20, 2015, there were outstanding 22,316,579 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 12, 2015	January 3, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,456	$21,555
Accounts receivable - net	44,156	48,267
Inventory - net	27,115	30,798
Deferred income taxes	3,140	2,549
Other current assets	7,963	11,681
Total Current Assets	102,830	114,850
Property, plant and equipment - net	134,199	135,119
Equipment at customers - net	22,859	22,039
Software and intangible assets - net	22,038	24,775
Goodwill	22,963	23,036
Total Assets	$304,889	$319,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,664	$32,466
Current maturities of long-term debt	6,084	5,259
Accrued salaries, wages, and benefits	4,121	5,212
Taxes payable	3,636	4,080
Other current liabilities	3,518	6,010
Total Current Liabilities	37,023	53,027
Long term debt, less current maturities	67,524	73,894
Deferred income taxes	8,325	5,484
Total Liabilities	$112,872	$132,405

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,155,557 and 22,109,875 shares issued and outstanding at September 12, 2015 and January 3, 2015, respectively	$222	$221
Additional paid-in capital	182,299	181,140
Retained earnings	8,873	5,135
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	191,394	186,496
Noncontrolling interest	623	918
Total Equity	$192,017	$187,414
Total Liabilities and Stockholders' Equity	$304,889	$319,819

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014

Revenues
Product revenues	$32,888	$38,532	$99,509	$106,449
Service revenues	49,797	39,384	150,154	115,513
Total revenues	$82,685	$77,916	$249,663	$221,962

Operating expenses
Operating costs	$63,499	$62,588	$197,576	$183,478
Selling, general, and administrative expenses	9,872	8,183	31,553	25,332
Depreciation and amortization	4,419	2,593	13,050	7,911
Other (income) expense - net	99	172	(153)	357
Operating income	4,796	4,380	7,637	4,884
Interest expense – net	404	24	1,366	110
Income before income taxes	4,392	4,356	6,271	4,774
Provision for income taxes	1,637	1,942	2,418	2,011
Net income	2,755	2,414	3,853	2,763
Income attributable to noncontrolling interest	46	3	115	82
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$2,709	$2,411	$3,738	$2,681

Net income per share: basic	$0.12	$0.13	$0.17	$0.15
Net income per share: diluted	$0.12	$0.13	$0.17	$0.14

Number of weighted average shares outstanding: basic	22,153	18,446	22,136	18,423
Number of weighted average shares outstanding: diluted	22,438	18,810	22,405	18,762

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at January 3, 2015	22,109,875	$221	$181,140	$5,135	$186,496	$918	$187,414
Net income	—	—	—	3,738	3,738	115	3,853
Distribution	—	—	—	—	—	(410)	(410)
Issuance of common stock – ESPP	27,910	—	345	—	345	—	345
Share-based compensation	17,772	1	814	—	815	—	815
Balance at September 12, 2015	22,155,557	$222	$182,299	$8,873	$191,394	$623	$192,017

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Three Quarters Ended,
	September 12, 2015	September 6, 2014
Cash flows from Operating Activities:
Net income	$3,853	$2,763
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,050	7,911
Non-cash inventory impairment	6,846	—
Bad debt provision	1,081	352
Share-based compensation	815	793
Deferred taxes	2,250	1,745
Amortization of deferred gain on lease conversion	(245)	—
Other non-cash items, net	914	305
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,031	(5,256)
Increase in inventory, net of impairment	(3,163)	(2,833)
Decrease (increase) in other current assets	3,403	(1,917)
(Decrease) increase in accounts payable	(11,106)	7,156
Increase (decrease) in accrued expenses	(3,704)	290
Cash provided by operating activities	$17,025	$11,309

Cash flows from Investing Activities:
Capital expenditures	$(12,420)	$(15,098)
Business acquisitions, net of cash acquired	—	(954)
Cash used in investing activities	$(12,420)	$(16,052)

Cash flows from Financing Activities:
Payments on Term Loan	$(5,303)	$(1,000)
Payments of notes payable	(241)	(869)
Payments of contingent consideration	(95)	(290)
Proceeds from the issuance of common stock	345	319
Distributions to noncontrolling interest	(410)	(159)
Cash used in financing activities	$(5,704)	$(1,999)
Net decrease in cash and cash equivalents	(1,099)	(6,742)
Cash and cash equivalents, beginning of period	21,555	22,632
Cash and cash equivalents, end of period	$20,456	$15,890

Supplemental disclosure of cash flow information:
Income taxes paid	$263	$275
Cash paid for interest, net of capitalized interest of $439 and $189, respectively	1,161	106
Supplemental disclosure of non-cash information:
Payables for construction in progress	$1,026	$353
Business acquisition, note issued	—	203
Business acquisition, common stock issued	—	193
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 12, 2015

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

The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at each of its two reporting units, Environmental Services and Oil Business, both of which have goodwill. We do not aggregate reporting units for purposes of impairment testing. In fiscal 2014, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. The fair value of the Oil Business reporting unit exceeded its carrying value by approximately 8.7 percent. There is a moderate degree of uncertainty associated with key Oil Business fair value assumptions such as the selling price of re-refined oil products and byproducts, the price paid/(charged) for raw material inputs such as used oil, operating efficiency of the used oil re-refinery, etc. A contraction of the spread between the selling price of lubricating base oil and the price paid/(charged) to vendors for raw material inputs could reasonably be expected to negatively affect the key assumptions used to determine fair value.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU No. 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. The new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

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

The Company is continuing to evaluate the purchase price allocations. Preliminary purchase price allocations are tentative and subject to revision as the Company finalizes appraisals and other analyses. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. Final determination of the fair values may result in further adjustments to the values presented. The Company believes that the preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired and liabilities assumed based on the information available. The FCC Environmental purchase price allocation is preliminary as the Company is still in the process of obtaining information to finalize the purchase price, net cash paid, and estimated fair values of the assets and liabilities presented below.
The Company expects to finalize the purchase price allocation no later than one year from the purchase date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the acquisition (in thousands):

FCC Environmental

Accounts receivable	$20,430
Inventory	7,899
Other current assets	6,683
Deferred taxes	1,748
Property, plant, & equipment (a)(c)	49,752
Equipment at customers	420
Intangible assets	9,808
Goodwill(b)(c)	13,168
Accounts payable	(12,453)
Accrued salaries, wages, and benefits	(2,039)
Taxes payable	(2,209)
Other current liabilities	(1,378)
Capital lease obligations (a)	(5,918)
Net cash paid	$85,911
______________
(a) Subsequent to the closing date, the Company modified the leases acquired from FCC Environmental, resulting in the classification of the leases as Operating leases under the new lease terms. The change in lease terms decreased both Property, plant, & equipment and Capital lease obligations by $5.9 million.
(b) Goodwill recognized from the acquisition of FCC Environmental represents the excess of the fair value of the net assets acquired over the purchase price, and is based upon the Company's expectations of synergies from combining the operations of FCC Environmental and the Company, and the value of intangible assets that are not separately recognized, such as the assembled workforce. Goodwill of $7.1 million and $6.1 million were assigned to the Environmental Services and Oil Business segments, respectively. All goodwill is expected to be deductible for income tax purposes.
(c) The Company has retrospectively adjusted amounts that were recognized at the acquisition date to reflect new information about the facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. These adjustments are related to the Company's valuation of accounts receivable, other current assets, property, plant and equipment, and goodwill acquired. Such adjustments resulted in a net decrease of $1.6 million in accounts receivable, a net decrease of $0.1 million in other current assets, a net decrease of $2.0 million in property, plant and equipment and a net increase of $3.6 million in goodwill. The Company's balance sheet as of January 3, 2015 has been retrospectively restated to reflect these adjustments.

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

	Third Quarter Ended,	First Three Quarters Ended,
	September 6, 2014	September 6, 2014
Total revenues	$107,256	$321,163
Net income (loss)	588	(2,191)
Income (loss) per share
Basic	$0.03	$(0.12)
Diluted	0.03	(0.12)

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	September 12, 2015	January 3, 2015
Trade	$42,349	$49,407
Less: allowance for doubtful accounts	2,160	5,517
Trade - net	40,189	43,890
Related parties	1,101	1,452
Other	2,866	2,925
Total accounts receivable - net	$44,156	$48,267

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 12, 2015 and the fiscal year ended January 3, 2015 (in thousands):

	For the First Three Quarters Ended,	For the Fiscal Year Ended,
	September 12, 2015	January 3, 2015
Balance at beginning of period	$5,517	$1,121
Balance acquired from FCC Environmental	—	3,943
Bad debt provision	1,081	1,053
Accounts written off, net of recoveries	(4,438)	(600)
Balance at end of period	$2,160	$5,517

(5)    INVENTORY

The carrying value of inventory consisted of the following (in thousands):

	September 12, 2015	January 3, 2015
Used oil and processed oil	$10,757	$14,153
Solvents and solutions	6,734	8,859
Machines	4,539	3,659
Drums and supplies	3,628	2,756
Other	1,745	1,617
Total inventory	27,403	31,044
Less: machine refurbishing reserve	(288)	(246)
Total inventory - net	$27,115	$30,798

Inventory consists primarily of used oil, processed oil, new and used solvents, new and refurbished parts cleaning machines, drums, catalyst, accessories, absorbents, and antifreeze. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In evaluating the carrying value of inventory, the Company considers factors that impact the lower-of-cost-or-market valuation of inventory, including declines in replacement cost and declines in net realizable value. In the first three quarters of fiscal 2015, the Company recorded an inventory impairment charge of $6.8 million. The categories of inventory that were impaired are “used oil and processed oil” and “solvents and solutions.”

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	September 12, 2015	January 3, 2015
Buildings and storage tanks (a)	70,886	$72,905
Machinery, vehicles, and equipment (a)	57,200	50,182
Land (a)	11,643	12,576
Leasehold improvements (a)	4,282	3,312
Construction in progress	19,491	18,822
Assets held for sale	690	—
Total property, plant and equipment	164,192	157,797
Less: accumulated depreciation	(29,993)	(22,678)
Property, plant and equipment - net	$134,199	$135,119

	September 12, 2015	January 3, 2015
Equipment at customers	57,568	$53,781
Less: accumulated depreciation	(34,709)	(31,742)
Equipment at customers - net	$22,859	$22,039
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known. Amounts as of January 3, 2015 reflect adjustments between property, plant, and equipment categories to reflect additional information regarding the classification of the assets acquired.

Depreciation expense for the third quarters ended September 12, 2015 and September 6, 2014 was $3.7 million and $2.1 million, respectively. Depreciation expense for the first three quarters ended September 12, 2015 and September 6, 2014 was $11.1 million and $6.5 million, respectively.

(7) SOFTWARE AND OTHER INTANGIBLE ASSETS

Following is a summary of software and other intangible assets (in thousands):

	September 12, 2015			January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships(a)	$20,332	$2,799	$17,533	$20,361	$2,007	$18,354
Software	5,089	3,279	1,810	5,199	3,074	2,125
Non-compete agreements(a)	2,936	1,562	1,374	2,973	1,221	1,752
Patents, formulae, and licenses(a)	1,769	490	1,279	1,829	443	1,386
Other (a)	1,116	1,074	42	1,406	248	1,158
Total software and intangible assets	$31,242	$9,204	$22,038	$31,768	$6,993	$24,775
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Amortization expense was $0.7 million for the third quarter ended September 12, 2015 and $0.5 million for third quarter ended September 6, 2014. Amortization expense was $1.9 million for the first three quarters ended September 12, 2015 and $1.4 million for first three quarters ended September 6, 2014. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 11 years, 15 years, 5 years, and 7 years, respectively.

The expected amortization expense for the remainder of fiscal 2015 and for fiscal years 2016, 2017, 2018, and 2019 is $0.7 million, $3.1 million, $2.8 million, $2.5 million, and $2.2 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On October 16, 2014, the Company amended its Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, as amended, allows for up to $140.0 million in borrowings. As of September 12, 2015 and January 3, 2015, the Company's total borrowings were $73.5 million and $78.8 million, respectively, under the term loan which has a maturity date of February 5, 2018. On September 11, 2015, the company made a voluntary prepayment of $3.0 million on the term loan. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at September 12, 2015 and January 3, 2015.

During the third quarter of fiscal 2015, the Company recorded interest of $0.4 million on the term loan and capitalized $0.1 million for various capital projects. During the first three quarters of fiscal 2015, the Company recorded interest of $1.4 million on the term loan, of which $0.4 million was capitalized for various capital projects. During the third quarter of fiscal 2014, the Company recorded interest of $0.1 million on the term loan and capitalized $0.1 million for various capital projects. During the first three quarters of fiscal 2014, the Company recorded interest of $0.3 million on the term loan and capitalized $0.2 million for various capital projects.

As of September 12, 2015 and January 3, 2015, the Company was in compliance with all covenants under the Credit Agreement. As of September 12, 2015 and January 3, 2015, the Company had $4.5 million and $0.4 million of standby letters of credit issued, respectively, and $10.1 million and $13.8 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of September 12, 2015 and September 6, 2014 was 3.1% and 1.9%, respectively.

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

Operating segment results for the third quarters and first three quarters ended September 12, 2015, and September 6, 2014 were as follows (in thousands):

Third Quarter Ended,
September 12, 2015
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,923	$27,965	$—	$32,888
Service revenues	47,199	2,598		49,797
Total revenues	$52,122	$30,563	$—	$82,685
Operating expenses
Operating costs	35,532	27,967	—	63,499
Operating depreciation and amortization	1,647	1,949	—	3,596
Profit before corporate selling, general, and administrative expenses	$14,943	$647	$—	$15,590
Selling, general, and administrative expenses			9,872	9,872
Depreciation and amortization from SG&A			823	823
Total selling, general, and administrative expenses			$10,695	$10,695
Other expense - net			99	99
Operating income				4,796
Interest expense – net			404	404
Income before income taxes				$4,392

Third Quarter Ended,
September 6, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,270	$34,262	$—	$38,532
Service revenues	37,535	1,849		39,384
Total revenues	$41,805	$36,111	$—	$77,916
Operating expenses
Operating costs	28,645	33,943	—	62,588
Operating depreciation and amortization	1,208	893	—	2,101
Profit before corporate selling, general, and administrative expenses	$11,952	$1,275	$—	$13,227
Selling, general, and administrative expenses			8,183	8,183
Depreciation and amortization from SG&A			492	492
Total selling, general, and administrative expenses			$8,675	$8,675
Other expense - net			172	172
Operating income				4,380
Interest expense – net			24	24
Income before income taxes				$4,356

First Three Quarters Ended,
September 12, 2015
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$15,634	$83,875	$—	$99,509
Service revenues	142,344	7,810		150,154
Total revenues	$157,978	$91,685	$—	$249,663
Operating expenses
Operating costs	109,836	87,740	—	197,576
Operating depreciation and amortization	5,045	5,653	—	10,698
Profit (loss) before corporate selling, general, and administrative expenses	$43,097	$(1,708)	$—	$41,389
Selling, general, and administrative expenses			31,553	31,553
Depreciation and amortization from SG&A			2,352	2,352
Total selling, general, and administrative expenses			$33,905	$33,905
Other (income) - net			(153)	(153)
Operating income				7,637
Interest expense – net			1,366	1,366
Income before income taxes				$6,271

First Three Quarters Ended,
September 6, 2014
	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$12,915	$93,534	$—	$106,449
Service revenues	109,449	6,064		115,513
Total revenues	$122,364	$99,598	$—	$221,962
Operating expenses
Operating costs	86,104	97,374	—	183,478
Operating depreciation and amortization	3,713	2,696	—	6,409
Profit (loss) before corporate selling, general, and administrative expenses	$32,547	$(472)	$—	$32,075
Selling, general, and administrative expenses			25,332	25,332
Depreciation and amortization from SG&A			1,502	1,502
Total selling, general, and administrative expenses			$26,834	$26,834
Other expense - net			357	357
Operating income				4,884
Interest expense – net			110	110
Income before income taxes				$4,774

Total assets by segment as of September 12, 2015 and January 3, 2015 were as follows (in thousands):

	September 12, 2015	January 3, 2015
Total Assets:
Environmental Services	$113,906	$113,518
Oil Business	154,086	158,577
Unallocated Corporate Assets	36,897	47,724
Total	$304,889	$319,819

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

The Company has purchase obligations in the form of open purchase orders of $16.5 million as of September 12, 2015, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 12, 2015 and January 3, 2015, the Company had accrued $1.6 million and $1.8 million related to loss contingencies and other contingent liabilities, respectively.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2014. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The balance remaining on the NOL, which is primarily the result of bonus depreciation, as of September 12, 2015 was $37.0 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $12.3 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At September 12, 2015, deferred tax assets do not include $2.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the third quarter of fiscal 2015 was 37.3% compared to 44.6% in the third quarter of fiscal 2014. The rate difference is attributable to non-deductible expenses and certain state taxes not based on income having a lesser effect on the tax rate compared to the third quarter of fiscal 2014. The Company's effective tax rate for the first three quarters of fiscal 2015 was 38.6% compared to 42.1% in the first three quarters of fiscal 2014. The rate decrease is attributable to year-to-date non-deductible expenses having lesser impact the tax rate as compared to the first three quarters of fiscal 2014 due to lower income in the first three quarters of fiscal 2014.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $1.9 million for uncertain tax positions as of September 12, 2015 and January 3, 2015. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of September 12, 2015, the number of shares available for issuance under the Plan was 613,319 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at January 3, 2015	534,428	$10.97	3.33	$708
Exercised	—	—
Options outstanding at September 12, 2015	534,428	$10.97	2.64	$441

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 1, 2014, the Company granted 17,772 restricted shares for service in fiscal 2014, which vested in the second quarter of fiscal 2015. On May 8, 2015, the Company granted 22,638 restricted shares to the Board of Directors for service in fiscal 2015. As of September 12, 2015, there was $0.1 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2015. Expense related to the Board of Directors' restricted stock in both the first three quarters of fiscal 2015 and the first three quarters of fiscal 2014 was $0.2 million.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2015. There was approximately $0.7 million and $1.1 million in unrecognized compensation expense remaining related to these awards as of September 12, 2015 and January 3, 2015, respectively. In the first three quarters of fiscal 2015 and the first three quarters of fiscal 2014, $0.4 million and $0.4 million of compensation expense was recorded related to these awards, respectively.

In February 2015, the Company granted certain members of management 37,762 restricted shares based on their services in fiscal 2014 and contingent upon continued service. The restricted shares vest over a three year period starting January 1, 2016. There was approximately $0.3 million and $0.4 million in unrecognized compensation expense remaining related to these awards as of September 12, 2015 and January 3, 2015, respectively. In the first three quarters of fiscal 2015 and the first three quarters of fiscal 2014, $0.1 million and $0.2 million was recorded as compensation expense related to these awards, respectively.

The following table summarizes information about restricted stock awards for the period ended September 12, 2015:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 3, 2015	105,859	$16.56
Granted	60,400	12.44
Vested	(17,772)	16.04
Nonvested shares outstanding at September 12, 2015	148,487	$14.94

Employee Stock Purchase Plan

As of September 12, 2015, the Company had reserved 95,984 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first three quarters of fiscal 2015, employees purchased 27,910 shares of the Company’s common stock with a weighted average fair market value of $13.02 per share.

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

For the First Three Quarters Ended,
September 12, 2015
Beginning balance	$2,010
Restructuring charges, net	233
Cash payments	(2,132)
Ending balance	$111

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters of fiscal 2015 and 2014, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share (in thousands, except per share data):

	Third Quarter Ended,		First Three Quarters Ended,
	September 12, 2015	September 6, 2014	September 12, 2015	September 6, 2014
Net income	$2,755	$2,414	$3,853	$2,763
Less: Income attributable to noncontrolling interest	46	3	115	82
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$2,709	$2,411	$3,738	$2,681

Weighted average basic shares outstanding	22,153	18,446	22,136	18,423
Dilutive shares from share–based compensation plans	285	364	269	339
Weighted average diluted shares outstanding	22,438	18,810	22,405	18,762

Net income per share: basic	$0.12	$0.13	$0.17	$0.15
Net income per share: diluted	$0.12	$0.13	$0.17	$0.14

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 17, 2015. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2014 filed with the SEC on March 17, 2015. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve and thirty six week periods ended September 12, 2015 and September 6, 2014, each referred to as "quarter ended" or "third quarter ended" or "third fiscal quarter" and "first three quarters," respectively.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 63.3% of our total company revenues for the first three quarters of fiscal 2015. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for 36.7% of our total company revenues in the first three quarters of fiscal 2015. While the majority of RFO volume is sold for its use as an energy source, we also use the term RFO to describe the sale of processed used oil into various end markets, such as cutter stock, blend stocks, vacuum gas oil feedstock, etc.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery currently has an input capacity of approximately 65 million gallons of used oil feedstock per year when operating at full capacity. We are in the process of expanding the annual input capacity of the Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the additional capacity to be in place by the end of fiscal 2015. We estimate the additional capital cost of the current expansion project will be approximately $3.5 million to be incurred throughout the remainder of fiscal 2015. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

On October 16, 2014, we acquired the outstanding stock of FCC Environmental LLC and International Petroleum Corp. of Delaware (together, “FCC Environmental”) from Dédalo Patrimonial S.L.U. for $90.0 million in cash, subject to customary post-closing adjustments (the “Acquisition” or the “FCC Environmental Acquisition”). Prior to the acquisition, FCC Environmental was an environmental services provider and collector of used oil in the United States. FCC Environmental also offered oily water disposal and treatment, parts cleaning, vacuum services, antifreeze recycling, oil filter recycling, and field services in 21 states in the South and along the Eastern seaboard of the United States. In addition, FCC processed used oil which it sold as RFO.

We expect to realize $23.1 million or more in annualized synergies as a result of this acquisition. During the first three quarters of fiscal 2015, we estimate that we realized approximately $12.8 million of synergies and incurred approximately $1.7 million in costs-to-achieve synergies related to the FCC Environmental acquisition.

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

There were no material changes in the first three quarters of fiscal 2015 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated (dollars in thousands):

	For the Third Quarter Ended,				For the First Three Quarters Ended,
	September 12, 2015		September 6, 2014		September 12, 2015		September 6, 2014

Revenues
Product revenues	$32,888	39.8%	$38,532	49.5%	$99,509	39.9%	$106,449	48.0%
Service revenues	49,797	60.2%	39,384	50.5%	150,154	60.1%	115,513	52.0%
Total Revenues	$82,685	100.0%	$77,916	100.0%	$249,663	100.0%	$221,962	100.0%
Operating expenses -
Operating costs	$63,499	76.8%	$62,588	80.3%	$197,576	79.1%	$183,478	82.7%
Selling, general and administrative expenses	9,872	11.9%	8,183	10.5%	31,553	12.6%	25,332	11.4%
Depreciation and amortization	4,419	5.3%	2,593	3.3%	13,050	5.2%	7,911	3.6%
Other income (expense) - net	99	0.1%	172	0.2%	(153)	—%	357	0.2%
Operating income	4,796	5.8%	4,380	5.6%	7,637	3.1%	4,884	2.2%
Interest expense – net	404	0.5%	24	—%	1,366	0.5%	110	—%
Income before income taxes	4,392	5.3%	4,356	5.6%	6,271	2.5%	4,774	2.2%
Provision for income taxes	1,637	2.0%	1,942	2.5%	2,418	1.0%	2,011	0.9%
Net income	2,755	3.3%	2,414	3.1%	3,853	1.5%	2,763	1.2%
Income attributable to noncontrolling interest	46	0.1%	3	—%	115	—%	82	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$2,709	3.3%	$2,411	3.1%	$3,738	1.5%	$2,681	1.2%

Revenues

For the third quarter of fiscal 2015, revenues increased $4.8 million, or 6.1%, from $77.9 million in the third quarter of fiscal 2014 to $82.7 million in the third quarter of fiscal 2015. For the first three quarters of fiscal 2015, revenues increased $27.7 million, or 12.5%, from $222.0 million in the first three quarters of fiscal 2014 to $249.7 million in the first three quarters of fiscal 2015. In the first three quarters of fiscal 2015, sales volumes in both segments increased due to sales to legacy FCC Environmental customers and included revenues from new products and services such as Recycled Fuel Oil ("RFO") sales and Field Services. In the Oil Business, the increase in revenues as a result RFO sales were offset by lower base oil selling prices in the first three quarters of 2015 compared to the first three quarters of fiscal 2014. During the first three quarters of fiscal 2015, the average spot market price for the type of Group II base oil we produce declined over 35% compared to the first three quarters of fiscal 2014.

Operating expenses

Operating costs

Operating costs increased $0.9 million, or 1.5%, from the third quarter of fiscal 2014 to the third quarter of fiscal 2015 and $14.1 million, or 7.7%, from the first three quarters of fiscal 2014 to the first three quarters of fiscal 2015. Operating costs increased as we continued to add customers and increase sales volumes. Operating costs decreased as a percentage of revenues compared to the prior year as we were able to grow revenues through our FCC Environmental acquisition and further leverage fixed and semi-variable costs. By tightening controls over our costs, we were able to partially offset the impact of a non-cash lower of cost or market write-down of inventory of $6.8 million in the first three quarters of fiscal 2015. The categories of inventory that were impaired are "used oil and processed oil" and "solvents and solutions." In addition, lower crude oil prices resulted in lower solvent costs in our Environmental Services segment. Both the Environmental Services and Oil Business segments benefited from lower fuel costs, primarily as a result of lower market prices per gallon for diesel fuel in 2015 compared to 2014. We expect that in the future our Operating Costs will continue to increase as our sales volume increases but the rate of future increases in Operating Costs should be slower than the rate of increase in sales volume.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1.7 million, or 20.6%, from the third quarter of fiscal 2014 to the third quarter of fiscal 2015. Selling, general, and administrative expenses increased $6.2 million, or 24.6%, from the first three quarters of fiscal 2014 to the first three quarters of fiscal 2015. Compared to fiscal 2014, costs increased in fiscal 2015 for corporate salaries, bank fees, and professional services. In the third quarter of 2015, revenues in the Oil Business decreased 15.4% compared to the third quarter of 2014 as a result of lower base oil pricing, and as a result, selling, general, and administrative SG&A expenses were higher as a percentage of revenues in the third quarter of 2015 compared to the third quarter of 2014.

Interest expense

Interest expense for the third quarter of fiscal 2015 was $0.4 million compared to interest expense of less than $0.1 million in the third quarter of fiscal 2014. Interest expense in the first three quarters of fiscal 2015 was $1.4 million compared to interest expense of $0.1 million in the first three quarters of fiscal 2014. The increase in interest expense is a result of the increase in our Term Loan from $18.3 million as of September 6, 2014 to $73.5 million as of September 12, 2015. We increased the Term Loan in the fourth quarter of fiscal 2014 in order to finance the FCC Environmental acquisition. In the first three quarters of fiscal 2015 and the first three quarters of fiscal 2014, we capitalized $0.4 million and less than $0.1 million in interest, respectively.

Provision for income taxes

Our effective tax rate for the first three quarters of fiscal 2015 was 38.6% compared to 42.1% in first three quarters of fiscal 2014. The rate decrease is attributable to year-to-date discrete items having lesser impact the tax rate as compared to the first three quarters of fiscal 2014 due to both relatively low income and high amount of favorable discrete items in the first three quarters of fiscal 2014.

Segment Information

The following table presents revenues by operating segment (dollars in thousands):

	For the Third Quarter Ended,		Change

	September 12, 2015	September 6, 2014	$	%

Revenues:
Environmental Services	$52,122	$41,805	$10,317	24.7%
Oil Business	30,563	36,111	(5,548)	(15.4)%
Total	$82,685	$77,916	$4,769	6.1%

	For the First Three Quarters Ended,		Change

	September 12, 2015	September 6, 2014	$	%

Revenues:
Environmental Services	$157,978	$122,364	$35,614	29.1%
Oil Business	91,685	99,598	(7,913)	(7.9)%
Total	$249,663	$221,962	$27,701	12.5%

In the third quarter of fiscal 2015, Environmental Services revenues increased $10.3 million, or 24.7%, from $41.8 million in the third quarter of fiscal 2014 to $52.1 million in the third quarter of fiscal 2015. In the first three quarters of fiscal 2015, Environmental Services revenues increased $35.6 million, or 29.1%, from $122.4 million in the first three quarters of fiscal 2014 to $158.0 million in the first three quarters of fiscal 2015. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, vacuum truck services, antifreeze collection and recycling, and field services. For the third quarter of fiscal 2015 and the first three quarters of 2015, revenue growth compared to the third quarter of fiscal 2014 and the first three quarters of 2014, respectively, was the result of increases in both volume and average selling price for all Environmental Services product lines with the exception of vacuum truck services, where lower-priced vacuum truck services business acquired from FCC Environmental contributed to a lower average selling price in the third quarter of fiscal 2015 and the first three quarters of fiscal 2015 compared to the third quarter of fiscal 2014 and the first three quarters of fiscal 2014, respectively. Revenues in our vacuum services line of business increased at a higher rate than in other lines of business, due to the increase in vacuum services routes and the high volume of vacuum waste collected from legacy FCC Environmental customers. In addition, we realized revenues from our field services line of business, most of which was acquired with the FCC Environmental transaction.

At the end of the third quarter of fiscal 2015, the Environmental Services segment was operating in 83 branch locations compared with 77 at the end of the third quarter of fiscal 2014.  There were 73 branches that were in operation during both the third quarters of fiscal 2015 and fiscal 2014. Same branch sales increased $6.2 million, or 15.7%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, in large part due to the impact of revenues from former FCC Environmental customers. In our branches located in geographic areas that did not overlap former FCC territories, our Environmental Services segment same branch revenues increased by approximately 10% compared to the year-ago quarter. In the first three quarters of fiscal 2015, same branch sales increased, $22.6 million, or 19.5%, also due in large part to revenues from former FCC Environmental customers.

In the third quarter of fiscal 2015, Oil Business revenues decreased $5.5 million compared to the third quarter of fiscal 2014. In the first three quarters of fiscal 2015, Oil Business revenues decreased $7.9 million compared to the first three quarters of fiscal 2014. The decrease in Oil Business revenues was the result of a decrease in revenues from our re-refinery due to lower product pricing, partially offset by increased sales of Recycled Fuel Oil ("RFO"), which is a new product line for the Company as a result of the FCC Environmental acquisition. During the third quarter of fiscal 2015, we sold approximately 8.6 million gallons of base oil compared to the third quarter of fiscal 2014, when we sold approximately 8.8 million gallons of base oil. In the first three quarters of fiscal 2015, we sold 26.9 million gallons of base oil compared to 25.2 million gallons in the first three quarters of fiscal 2014. During the third quarter of fiscal 2015, our weighted average base oil selling price declined approximately 39% compared to the third quarter of fiscal 2014. During the first three quarters of fiscal 2015, our weighted average base oil selling price declined approximately 37% compared to the first three quarters of fiscal 2014.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A (dollars in thousands):

	For the Third Quarter Ended,		Change

	September 12, 2015	September 6, 2014	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$14,943	$11,952	$2,991	25.0%
Oil Business	647	1,275	(628)	(49.3)%
Total	$15,590	$13,227	$2,363	17.9%

	For the First Three Quarters Ended,		Change

	September 12, 2015	September 6, 2014	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$43,097	$32,547	$10,550	32.4%
Oil Business	(1,708)	(472)	(1,236)	261.9%
Total	$41,389	$32,075	$9,314	29.0%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 25.0% in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 due to increased revenues of 24.7%. Environmental Services profit before SG&A increased 32.4% in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014 due to increased revenues of 29.1%. Profit margins in the Environmental Services segment benefited from lower solvent costs and lower fuel costs in fiscal 2015 compared to fiscal 2014, partially offset by the impact of lower-margin business acquired from FCC Environmental.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. As a result of falling solvent prices, sales of reuse solvent provided negative impacts on profit before corporate SG&A during the third quarter and the first three quarters of fiscal 2015 of $0.4 million and $1.3 million, respectively, compared to benefits in the third quarter and first three quarters of fiscal 2014 of $0.1 million and $0.1 million, respectively. Sales of reuse solvent did not provide a material impact in the third quarter of fiscal 2015 due to relatively similar prices from the end of the second quarter of fiscal 2015 to the end of the third quarter of fiscal 2015.

Oil Business income before corporate SG&A decreased $0.6 million in the third quarter of fiscal 2015, from $1.3 million in the third quarter of fiscal 2014, to $0.6 million in the third quarter of fiscal 2015. Oil Business loss before corporate SG&A increased $1.2 million in the first three quarters of fiscal 2015, from a loss of $0.5 million in the first three quarters of fiscal 2014 to a loss of $1.7 million in the first three quarters of fiscal 2015. The increase in the operating loss in the Oil Business is a result of decreased oil product prices as well as from a non-cash inventory write down. Since the end of the third quarter of fiscal 2014 until the end of the third quarter of fiscal 2015 crude oil prices decreased drastically by over 50%. This led to a steep decline in price for the oil products we sell which in turn led to a decrease in our revenue. We were able to partially mitigate the impact of this decrease in revenue by decreasing the amount we pay to generators for the used oil we collect and through increased route efficiency compared to the first three quarters of fiscal 2014.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 12, 2015 and January 3, 2015, cash and cash equivalents were $20.5 million and $21.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On October 16, 2014 we entered into a First and Second Amendment (collectively the "Amendments") to our Amended and Restated Credit Agreement ("Credit Agreement"). The amendments provide provided for initial borrowings of up to $140.0 million, which consists of Term A loans totaling $80.0 million and a revolving loan of up to $60.0 million.
As of September 12, 2015 and January 3, 2015, our total borrowings were $73.5 million and $78.8 million, respectively, under the term loan which has a maturity date of February 5, 2018. On September 11, 2015, the company made a voluntary prepayment of $3.0 million on the term loan. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at September 12, 2015 and January 3, 2015.

During the third quarter of fiscal 2015, we incurred interest of $0.4 million on the term loan and capitalized $0.1 million for various capital projects. During the first three quarters of fiscal 2015, we incurred interest of $1.4 million on the term loan, of which $0.4 million was capitalized for various capital projects. During the third quarter of fiscal 2014, we incurred interest of $0.1 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first three quarters of fiscal 2014, we incurred interest of $0.3 million on the term loan and capitalized $0.2 million for various capital projects.

Certain covenants of the Credit Agreement, among other things, restrict our ability to incur indebtedness, grant liens, make investments, and sell assets. The Credit Agreement, as amended, contains customary events of default, covenants, and representations and warranties. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•	A total leverage ratio no greater 3.5 to 1.0 for the third quarter of fiscal 2015, no greater than 3.25 to 1.0 for the fourth quarter of fiscal 2015, and no greater than 3.0 to 1.0 thereafter; and

•
A capital expenditures covenant limiting capital expenditures to $15.0 million in fiscal 2015 for capital expenditures not related to the current re-refinery expansion. In addition, there are certain restrictions on capital expenditures related to the completion of our re-refinery expansion.

As of September 12, 2015 and January 3, 2015, we were in compliance with all covenants under the Credit Agreement. As of September 12, 2015 and January 3, 2015, we had $4.5 million and $0.4 million of standby letters of credit issued, respectively, and $10.1 million and $13.8 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

Our weighted average interest rate for all debt outstanding as of September 12, 2015 and September 6, 2014 was 3.1% and 1.9%, respectively.

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

We are in the process of expanding the annual input capacity of our Indianapolis re-refinery to 75 million gallons, which we believe will allow us to improve our utilization of resources and the operating results of our Oil Business segment. We expect the remaining additional capacity to be in place by the end of fiscal 2015. We estimate the additional capital cost of the current expansion project will be approximately $3.5 million to be incurred throughout the remainder of fiscal 2015. We anticipate that we will use existing cash and cash equivalents to fund the expenditures for the re-refinery expansion project.

Summary of Cash Flow Activity

	For the First Three Quarters Ended,
	(Dollars in thousands)
	September 12, 2015	September 6, 2014
Net cash provided by (used in):
Operating activities	$17,025	$11,309
Investing activities	(12,420)	(16,052)
Financing activities	(5,704)	(1,999)
Net decrease in cash and cash equivalents	$(1,099)	$(6,742)

The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2015 and the first three quarters of fiscal 2014 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Payable — The decrease in accounts payable negatively affected cash flows from operations by $18.3 million in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. In the first three quarters of fiscal 2015, accounts payable decreased due to significant decreases in the unit cost of raw materials and fuel such as used oil, solvent, and diesel fuel.

•
Accounts Receivable — The decrease in accounts receivable had a positive impact on cash provided by operating activities of $8.3 million compared to the first three quarters of fiscal 2014. In the first three quarters of fiscal 2014, accounts receivable increased due to increased sales from our re-refinery expansion, compared to the first three quarters of fiscal 2015 when oil product prices resulted in lower revenue growth.

•	Inventory Charge — In the first three quarters of fiscal 2015, we took a non-cash inventory impairment charge of $6.8 million due to the decline in prices for used oil and solvent.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets — We used $12.4 million and $15.1 million for capital expenditures and software and intangible assets during the first three quarters of fiscal 2015 and fiscal 2014, respectively.  During the first three quarters of fiscal 2015, we spent $4.2 million for capital improvements, including the expansion project, at the used oil re-refinery compared to $7.7 million on capital improvements at the re-refinery in the first three quarters of fiscal 2014. Additionally, in the first three quarters of fiscal 2015, approximately $3.8 million of the capital expenditures were for purchases of parts cleaning machines compared to $4.4 million in the first three quarters of fiscal 2014.  The remaining $4.4 million in the first three quarters of fiscal 2015 was for other items including leasehold improvements and intangible assets compared to approximately $3.0 million spent in the first three quarters of fiscal 2014.

•	Acquisitions — In the first three quarters of fiscal 2014, we used $1.0 million for the purchase of the stock of Sav-Tech.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the third quarter of fiscal 2015 were $77.8 million, and the annual effective interest rate for the credit facility for the third quarter of fiscal 2015 was 3.1%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.2 million to our interest expense in the third quarter of fiscal 2015, and a change of $0.8 million on an annualized basis.

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

There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2015 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In the second quarter of fiscal 2015, we received a proposed penalty from the United States Environmental Protection Agency ("EPA") for $0.4 million related to violations at a site in Virginia purchased from FCC Environmental ("the seller") in October 2014. The violations occurred prior to our taking possession of the site, and we believe that we are indemnified for any potential fine related to this site by the seller. As such, the proposed penalty did not impact earnings during the third quarter of fiscal 2015.

In the second quarter of fiscal 2015, the United States EPA initiated a proceeding against the Company with respect to alleged improper management of PCB contaminated material that occurred at our Indianapolis, Indiana re-refinery in 2013.  We are currently in negotiations with the EPA to determine the final amount of any penalty or compensatory payment related to this incident, which could be up to $1.3 million.  As of the end of the third quarter of fiscal 2015 we have accrued an immaterial amount for this potential penalty, as the ultimate outcome of this matter cannot be determined at this time.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 21, 2015	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer