Form 10-K
period 2016-01-02
Heritage-Crystal Clean, Inc.
filed 2016-03-16
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 2, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On June 19, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $200.4 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On March 14, 2016, there were outstanding 22,317,066 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

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

On October 16, 2014, we acquired the outstanding stock of FCC Environmental LLC and International Petroleum Corp. of Delaware (together, “FCC Environmental” or "FCCE") from Dédalo Patrimonial S.L.U. for $88.8 million in cash, subject to customary post-closing adjustments (the “Acquisition” or the “FCC Environmental Acquisition”). In 2013, FCC Environmental was a significant collector of used oil by volume in the United States and offered oily water disposal and treatment, parts cleaning, vacuum services, antifreeze recycling, oil filter recycling, on-site cleaning, and waste management services in the Southern and Eastern United States.

Environmental Services Segment

Our Environmental Services segment consists of our parts cleaning, containerized waste management, vacuum truck, antifreeze, and field services. These services allow our customers to outsource their handling and disposal of parts cleaning solvents as well as other hazardous and non-hazardous waste. Many of these substances are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs both to the service provider and also to the generator. We allow our customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management and its related administrative burdens.

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

Our focus on providing ease of use for our customers is also part of our containerized waste management, vacuum services, antifreeze services, and field services offerings. As part of our containerized waste and vacuum service programs, we assist our customers in identifying and characterizing their regulated wastes as well as providing the proper labeling and shipping documentation for their regulated materials. Our antifreeze recycling services offer our customers a fully-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product. Similarly, our field services allow our customers to focus on their core business activities while we manage non-core activities such as tank cleanings and spill clean-up.

Oil Business Segment

The Oil Business segment consists of used oil collection activities, sale of recycled fuel oil, and re-refining activities. Through our re-refining process, we recycle used oil into high quality lubricant base oil and by-products, and we are a supplier to firms that produce and market finished lubricants. We operate a used oil re-refinery with an annual nameplate capacity of 75 million gallons, which was achieved at the end of fiscal 2015, up from 65 million gallons as previously disclosed. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Industry

We operate within markets for industrial and hazardous waste services in the U.S. and parts of Canada. Specifically, we focus on the parts cleaning, containerized waste management, used oil collection and re-refining, vacuum truck services, antifreeze recycling, and field services areas of the industrial and hazardous waste services markets for small to mid-sized establishments. These establishments have a need to remove grease and dirt from machine and engine parts and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops, and trucking firms, as well as small manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil, waste paint, or antifreeze that generally cannot be legally discarded as municipal trash or poured down a standard drain.

Environmental Services Segment

Parts cleaning machines and solvent are used by mechanics in industrial plants and automotive technicians in garages to clean dirty machine parts. Through use, the solvent becomes contaminated with oil and sediment and must be replaced regularly. This replacement of solvent is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down the drain. Vehicle maintenance facilities as well as small to medium sized manufacturers generate other regulated materials which cannot be legally disposed of in the municipal trash or poured down the drain, such as used oil, waste paint, antifreeze, used oil filters, discarded fluorescent light tubes, spent batteries, etc. Because the management of these wastes is subject to changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records, and ensure compliance with environmental laws. Large businesses, which generate substantial volumes of industrial and hazardous wastes, may find it more efficient to employ highly trained employees to manage this waste. Small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments and typically prefer to outsource these services to providers that can assist them in their disposal of used solvent and other wastes subject to environmental regulations.

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

As of January 2, 2016, we operate 13 oil processing operations. Certain locations remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). The RFO we produce is sold to industrial burners and used oil processors, such as Vacuum Gas Oil ("VGO") producers and used oil re-refiners, or sold as a blend or cutter stock. We also operate five wastewater treatment operations that service our Environmental Services segment. These facilities allow us to remove oil from some of the wastewater we collect, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO.

The Crystal Clean Solution

Through our network of 82 branches, as of January 2, 2016, we provided parts cleaning, used oil collection, industrial waste removal, vacuum services, antifreeze recycling services, and field services to approximately 108,000 active customer locations.

Environmental Services Segment

During fiscal 2015, we performed more than 300,000 parts cleaning services. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for approximately 64.7% of our revenues for fiscal 2015 and are generated primarily from providing parts cleaning services, industrial waste removal, vacuum services, and antifreeze recycling for our clients.

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

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil that they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a strong need for timely used oil service. We have designed our services to deliver regularly-scheduled pickups, and we also have the capability to respond to unscheduled requests on short notice. The used oil we collect is either transported to our used oil re-refinery or processed into RFO. When we re-refine or recycle their used oil, we are able to provide our customers with the satisfaction that their used oil is re-refined into high quality lubricants, using the approach cited as preferred by the EPA, or recycled by being used in the production of RFO.

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil, which we collect from our customers or purchase from other oil collection service providers, into lubricating base oil, which we sell to firms who then blend, package, and market lubricants. At the end of fiscal 2015, we completed an expansion of the re-refinery and the nameplate capacity of our re-refinery is now 75 million gallons of annual input capacity of used oil feedstock. The nameplate capacity includes the impact of periodic shutdowns to perform routine maintenance. In fiscal 2015, we collected 72.7 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for 35.3% of our total revenues in fiscal 2015.

Services

Across our full range of services, we focus on reducing our customers' burdens associated with their generation of hard-to-handle wastes. Many of these wastes are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and the generator. Many customers are familiar with “Superfund liability” and the possibility that they will be required to pay for future cleanups if their waste is mismanaged in a way that leads to environmental damage. Our services allow customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management. A majority of our customers use our parts cleaning, waste management, and/or used oil collection services, and these services are offered at most of our branches.

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

In selected branch locations, we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment that needs to be removed. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient removal of the material. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. Because our efforts to expand vacuum truck services have started more recently than some of our other offerings in the Environmental Services segment, these services are currently offered at 49 of our branches. We operate five waste water treatment facilities that allow us to remove oil from some of the wastewater we collect, treat the wastewater, and discharge it according to the standards in the applicable discharge permits.

Through our antifreeze recycling service, we offer customers a legally-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product. We offer responsive, on-time scheduled or on-demand collection and transportation of used automotive antifreeze to our three antifreeze recycling facilities, where it is recycled into high quality clean antifreeze. We then sell a variety of formulations of this antifreeze to our vehicle maintenance customers.

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

Oil Business Segment

As of the end of fiscal year 2015, we offered bulk used oil collection services in 74 of our branch locations. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize. We pump the customer's material into our tank truck for proper management. We transfer a majority of the used oil we collect to our re-refinery to be recycled into lubricating base oil. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels, and some of which is sold to used oil processors such as VGO producers and used oil re-refiners and some of it is sold for use as blend or cutter stock. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services and used oil collection services in the U.S., and a leading provider of containerized waste services to small and medium sized customers. From our base of 82 branch locations, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:
Excellent Customer Service.  Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development. In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service which can lead to cross-selling opportunities and referrals to new prospects. During fiscal 2015, approximately 89% of our Environmental Services revenues were generated from customers that we also served during fiscal 2014.

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

Large Branch Network. We have spent over sixteen years building up and developing a large network of branches that has enabled us to rapidly grow our environmental services and used oil collection services efficiently and cost effectively. Our investments in this network help us to rapidly open new branches and cross sell products and services through existing branches.

Large and Highly Diverse Customer Base.  Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries which helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 108,000 active customer locations. In fiscal 2015, our largest single customer in our Environmental Services segment represented 0.7% of our consolidated revenues, and our largest ten customers represented approximately 2.8% of our consolidated revenues. In the Oil Business segment, revenues from one customer accounted for 3.8% of our consolidated revenues for fiscal 2015, and our largest ten customers represented 19.0% of our consolidated revenues for fiscal 2015.

Experience in Re-Refining Technology. Our management team has substantial experience in the development and operation of used oil re-refineries, as several members of our management team were significant contributors to the development of approximately 65% of the used oil re-refining capacity in North America. Our team is able to design and construct re-refining capacity for a comparatively low capital cost. In 2012 we began operating our re-refinery which had an original nameplate capacity of 50 million gallons of used oil. We were able to construct the original re-refining capacity for approximately $54 million, or approximately $1 per gallon of capacity. We completed the re-refinery expansion from 50 million to 75 million gallons of annual capacity for approximately $1 of capital cost per gallon of annual capacity. We believe other re-refineries recently constructed in the United States have had a capital cost of substantially more than $1 per gallon of capacity.

Innovative Services that Reduce Customers' Regulatory Burdens.  We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens, and we have developed innovative methods to help our customers achieve this objective. For example, we have created parts-cleaning service programs which exempt our customers from certain hazardous waste regulations and filing requirements:

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

Expanded Service Offerings.  Of our 82 branches, all branches currently offer parts cleaning and containerized waste management services, 74 offer used oil collection services, and 49 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion.  We currently operate from 82 branch locations that offer all or portions of our service menu to customers in 43 states, the District of Columbia, and parts of Ontario, Canada. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets.

Branch Locations
Re-refinery
States Served
Ontario, Canada Service Area

Selectively Pursue Acquisition Opportunities.  Our management team has significant experience in identifying and integrating acquisition targets. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2013, we made various strategic acquisitions to help grow our used oil collection business and to enter the antifreeze recycling business, and in fiscal 2014, we acquired Sav-Tech in order to enter into business in Canada. In October 2014, we acquired FCC Environmental, a significant collector of used oil and provider of environmental services in the United States, for total consideration of $88.8 million, our largest acquisition to date. Our growth plan is not dependent on acquisitions, but we will continue to pursue acquisitions that leverage our established infrastructure.

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

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol), and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group, Fred Fehsenfeld and the Fehsenfeld family trusts, which collectively beneficially owned 33.9% of our common stock as of January 2, 2016, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S.  We have used their hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

We operate five waste water treatment facilities. These facilities allow us to remove oil from some of the waste water we collect, treat the waste water, and then discharge it according to the standards in the applicable discharge permits. These facilities allow us the flexibility to dispose of our oily water and vacuum services waste water collected from certain branches internally.

Competition

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen (a wholly-owned subsidiary of Clean Harbors, Inc.), has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed significant market share in used oil collection and containerized waste management. Safety-Kleen operates throughout the continental U.S., Puerto Rico, and Canada through a large branch network. We believe that Safety-Kleen has greater financial and other resources and greater name recognition than us. We estimate that in the full-service portion of the parts cleaning market, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor.

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

We have the second largest used oil re-refinery, by capacity, in North America. Our largest competitor, Safety-Kleen, currently controls approximately 56% of the used oil re-refining capacity in North America. Over the past several years, many of our competitors have announced their intentions to enter into the used oil re-refining or base oil business or expand their capacities.

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
However, we generally experience the opposite seasonality (higher levels of activity in the first quarter and end of the fourth quarter) in our antifreeze business.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking, and management of customer services, billing, and collections. This system has been used as an integral part of our business operations for more than nine years. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Mobile devices are used by our employees in the field to access customer service information. In the used oil collection portion of our Oil Business segment, these devices are also used to capture service transactions and inventory movements. Statistics are gathered and reported on a daily and weekly basis. These capabilities provide timely, automated data measurement and control for service activities to accelerate response to market and operational change.

Employees

As of January 2, 2016, we employed 1,183 full time and 68 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

Intellectual Property

We regard our intellectual property as important to our success and we rely on trademark, copyright, and other intellectual property laws in the United States to protect our proprietary rights.  We have, in the past, successfully defended our patents against infringement, and we intend to continue to defend our intellectual property rights.  In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, vendors, advisors, and others.

Our intellectual property includes the Crystal Clean brand and logo as well as our patented aqueous parts cleaning equipment, chemistry formulae, and filtration technology.  Our patents expire at various times through 2034.  Although we do not regard any single trade secret or component of our proprietary know-how to be material to our operations as a whole, if one or more of our competitors were to use or independently develop such know-how or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

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

In 2013, the EPA issued preliminary regulations regarding its plans to replace paper manifests with an electronic manifesting system and electronic database that will be developed and maintained by the EPA. Users of the system will pay transaction fees to the EPA for maintaining the system. Congress established a statutory deadline of October 2015 for the EPA to have a functioning "e-manifest" system. However, the EPA estimates that the availability of a functioning system has been delayed until approximately spring 2018. We intend to develop systems that will allow us to utilize the EPA's "e-manifest" system for shipments of hazardous wastes and other waste materials and that will be linked to the EPA's data management system once the designs, requirements, and schedules are finalized.

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

Name	Age	Position

Joseph Chalhoub	69	Founder, President, Chief Executive Officer, and Director

Gregory Ray	55	Chief Operating Officer and Secretary

John Lucks	62	Senior Vice President of Sales and Marketing

Mark DeVita	47	Chief Financial Officer

Ellie Bruce	52	Vice President of Business Management and Marketing

Tom Hillstrom	55	Vice President of Operations

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

Ellie Bruce
Vice President Business Management and Marketing

Ms. Bruce became Vice President Business Management and Marketing in 2016. Prior to this, Ms. Bruce was Vice President of Sales from 2012 to 2015. She has also served as Vice President Oil from 2010 to 2015. She served as Chief Accounting Officer from June of 2007 to 2012. Ms. Bruce has been with the Company since March 2006. She began her career in the used oil collection and re-refining business in 1988 when she joined Safety-Kleen, working at the oil re-refinery in Breslau Canada and served in a number of positions, including Controller of Safety-Kleen Canada Inc., responsible for the accounting and business management for all of the branch lines of business.

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

The price at which we sell oil-based products, such as re-refined base oil, re-refined base oil byproducts and RFO is affected by changes in certain oil indices, such as the price for crude oil. If the relevant oil indices rise or fall, we can typically expect a corresponding increase or decrease in prices for the oil products we sell to reflect the change in the relevant oil indices. However there may be a lag between the time an oil index increases or decreases and the time when we are able to increase or decrease the price of the oil products we sell. The cost to collect used oil, including the amounts we must pay or charge to obtain used oil and the fuel costs of our oil collection fleet, generally also increases or decreases when the relevant index increases or decreases. As with the prices for the oil products we sell there may be a time lag between when an oil index increases or decreases and when we are able to adjust the amounts we pay or charge to obtain used oil. Even though the prices we can charge for the oil products we sell and the costs to collect and re-refine used oil generally correlate, they do not always increase or decrease by the same magnitude, and we cannot assure you that any increased costs we experience can be passed through to the prices we charge for the oil products we sell or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. Because of the competitive nature of the oil collection industry, we may not be able to adjust the amounts we pay or charge for used oil in a timely manner or to fully compensate for decreases in the prices for the oil products we sell which could materially and negatively impacted our operating results and profitability. Any increases in our costs to collect used oil could adversely affect the profitability of our used oil re-refinery. In fiscal 2015, base oil prices decreased compared to prices in fiscal 2014, and our margins were adversely impacted.

Increased costs of crude oil can significantly increase our operating costs in our Environmental Services segment. Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase. During a period of rising crude oil costs, we typically experience increases in the cost of solvent, fuel, and other petroleum-based products. We have in the past been able to mitigate increased solvent and fuel costs through the imposition of price increases and energy surcharges to customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on future price increases. Due to political instability in oil-producing countries, oil prices could increase significantly in the future. A significant or sudden increase in solvent or fuel costs could lower our operating margins and negatively impact our profitability. We currently do not use financial instruments to hedge against fluctuations in oil, solvent, or energy prices. If this volatility continues, our operating results could be volatile and adversely affected.

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

Throughout 2015, the price of crude oil and related commodities continued to fall with significant declines in the fourth quarter of fiscal 2015. As a result, in fiscal 2015, we recorded non-cash inventory impairment charges of $6.6 million on that portion of our oil inventory that was held for sale, reflecting the lower market value of such inventory. We also recorded a non-cash inventory impairment charge of $2.6 million to reflect the lower value of the solvent inventory held for use in our service programs. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected. If we do not increase how much we charge to generators to acquire their used oil as quickly as the price for our oil products declines, the profitability of our Oil Business segment would be negatively impacted.

Many small automotive repair shops and manufacturing companies burn used oil as a source of heat as an alternative to using natural gas. If the price of natural gas were to increase significantly, these potential customers may choose to retain their used oil for fuel purposes rather than allowing us to collect their used oil. This could make it difficult to supply our re-refinery with internally collected feedstock at competitive prices. In addition, increases in the cost of natural gas may increase the cost to operate our used oil re-refinery.

The liabilities that we assumed as a result of our acquisition of FCC Environmental on October 16, 2014, may prove to be greater than anticipated and may negatively affect our operating results.

As a result of our acquisition of FCC Environmental (the “Acquisition”), we have assumed all of FCC Environmental’s liabilities, except as provided in indemnifications and remedies in the Stock Purchase Agreement. We may learn additional information about FCC Environmental’s business that adversely affects us, such as unknown or contingent liabilities, including environmental liabilities, issues relating to internal controls over financial reporting, and issues relating to compliance with the Sarbanes-Oxley Act of 2002 or other applicable laws. We are currently in a dispute with the seller of FCC Environmental with respect to indemnification amounts owed to us. If FCC Environmental’s liabilities are greater than projected, or if we are not successful in our indemnification claims, our business could be materially adversely affected.

We incurred significant indebtedness in connection with our acquisition of FCC Environmental, which could harm our operating flexibility and competitive position as well as adversely affect our financial condition and ability to fulfill our obligations, and expose us to interest rate risk.

As of January 2, 2016, we had $70.9 million outstanding under the Credit Agreement in the form of Term A Loans. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets. The Credit Agreement requires us to maintain a specified total leverage ratio and has an excess cash flow provision that requires additional principal payments on the term loan if the excess EBITDA for the fiscal year exceeds the formula rate set forth in the facility. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the Credit Agreement. Our level of debt as a result of the FCC Environmental Acquisition and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance, because, among other things:

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

Our Credit Agreement also contains restrictions on the total amount of capital expenditures that we can incur in any year. While we were completing the expansion of our Indianapolis, Indiana re-refinery to 75 million gallons per year of input capacity, our credit agreement also included restrictions on the amount of capital expenditures we were allowed to incur as part of the expansion project. Since we completed the expansion project during fiscal 2015, these additional restrictions are no longer applicable beginning in fiscal year 2016. If we plan to enter into capital-intensive projects, we may need to amend our credit facility to permit capital expenditures in excess of current limits. We cannot assure you that we will receive any waivers of our credit facility in the future to complete projects we may have.

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

There can be no assurance that unforeseen market conditions, such as the significant drop in crude oil prices, will not adversely impact the operation or profitability of our re-refinery.  Our success in operating our re-refinery at capacity and realizing the anticipated benefits therefrom in a timely manner, or at all, may be affected by the following factors:

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

●
Base Lube Oil Pricing - The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil, even if our costs do not experience a similar decline. If we reduce prices for our products, we may not realize expected results, and our operating margins may be adversely impacted. In fiscal 2015, base oil prices decreased compared to prices in fiscal 2014, and our margins were adversely impacted.

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

We are also subject to various transportation rules and regulations enforced by the DOT, Federal Railroad Administration (FRA), the Federal Motor Carrier Safety Administration, and the Department of Homeland Security. The breadth and complexity of these laws and regulations affecting our business make consistent compliance extremely difficult and often result in increased operating and compliance costs. Even with these programs, we and other companies in the industry are routinely faced with legal and administrative proceedings which can result in civil and criminal penalties (including the loss of certain licenses and permits that are required for our business), interruption of business operations, fines or other sanctions, and require expenditures for remedial work at our and third-party facilities. Under current law, we may be held liable for damage caused by conditions that existed before we acquired the assets or operations involved or if we arrange for the transportation, disposal, or treatment of hazardous substances that cause environmental contamination. We may also be held liable for the mishandling of waste streams resulting from the misrepresentations by a customer as to the nature of such waste streams. We may be subject to monetary fines, civil or criminal penalties, remediation, clean-up or stop orders, injunctions, orders to cease or suspend certain practices, or denial of permits we require to operate our facilities. We have in the past been subject to penalties and fines for noncompliance with environmental regulations and could be subject to penalties and fines in the future. For example, as described in “Legal Proceedings,” the Company learned in February 2015 that an investigation of FCC Environmental’s wastewater facility in Wilmington, Delaware (“Facility”) that was initiated by the EPA and Department of Justice (“DOJ”) in 2012 is continuing.  Potential judgments, fines, or penalties arising from this investigation could have a material effect on our business, financial condition, and results of operations.

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

In addition, there currently exists a high level of public concern over hazardous waste operations, including with respect to the siting and operation of transfer, processing, storage, and disposal facilities. For example, under the DOT’s Compliance, Safety, Accountability (CSA) initiative, a compliance and enforcement initiative designed to monitor commercial motor vehicle safety, the fleets and drivers in our network are evaluated and ranked based on certain safety-related standards. A poor fleet ranking or a reduction in eligible drivers could impact our ability to service our customers and could cause our customers to use a competitor with higher fleet rankings than ours, which could have a material adverse effect on our business, financial condition and results of operations.

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

We hold material amounts of goodwill, other long-lived assets, and deferred tax assets on our balance sheet. A decline in expected profitability of one of our operating segments or a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets, or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our annual results of operations and financial position. We incurred a write down of approximately $4.0 million worth of goodwill in our oil business during the fourth quarter of fiscal 2015.

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

Because we rely on our extended network of 82 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

We may be unable to manage our growth.

In our first fifteen years of operation, revenues increased at a compound annual growth rate of over 25%, although we experienced a 9% decrease in our revenues from fiscal 2008 to fiscal 2009. Our growth to date has placed and may continue to place significant strain on our management and operational and financial resources. We anticipate that continued growth, including as a result of the FCC Environmental Acquisition and other acquisitions from time to time, will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and operational personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate, and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

Our results of operations and financial condition have been and could in the future be materially adversely impacted by an economic downturn.

The overall levels of demand for our parts cleaning products and supplies and other services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. Both our customers and suppliers felt the impact of the economic downturn in 2008-2009. In past economic downturns, our customers have sought ways to reduce their costs which in turn has reduced their demand for our services. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products or services they purchase from us in the future. We may have accounts receivable from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. During 2015 we felt the impact of a downturn in economic activity for businesses in, and doing business with, the oil industry due to the continued decline in the price of crude oil. As we have customers who operate in and around the oil industry this decrease in activity negatively impacted the growth in our Environmental Services segment.

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

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, a wholly-owned subsidiary of Clean Harbors, Inc. and our largest competitor, has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed a significant market share in used oil services, including used oil collection and containerized waste management. Safety-Kleen has greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects may be adversely affected if we cannot gain market share from these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

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

In the past many of our competitors announced plans to enter the used oil re-refining or base oil production business or expand their existing used oil re-refining or base oil producing businesses by adding additional capacity. If crude oil price and the price for re-refined oil products increases, competitors may again consider these plans. The additional competition may make it harder for us to sell our re-refined base lube oil. In addition, extra competition in the collection of used oil feedstock may require us to pay more for our used oil or prevent us from collecting enough feedstock to operate the used oil re-refinery at capacity.

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

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Joseph Chalhoub, our Founder, President, Chief Executive Officer, and Director; Gregory Ray, our Chief Operating Officer and Secretary; John Lucks, our Senior Vice President of Sales and Marketing; Tom Hillstrom, our Vice President of Operations; Mark DeVita, our Chief Financial Officer; Ellie Bruce, our Vice President of Business Management and Marketing; and Glenn Casbourne, our Vice President of Engineering. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key man life insurance policies on any of our named executive officers. Given their past experience in the operation of used oil re-refinery facilities in North America, the retention of the members of our management team is particularly critical to our ability to operate the used oil re-refinery as planned. The loss of any of these individuals could adversely impact our ability to operate the re-refinery.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2015 and prior years, we may not in future years.

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

•     our interest and principal payment obligations under the additional indebtedness that we incurred in connection with acquisition of FCC Environmental; and

•    the costs associated with the growth of our business, if any.

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

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 82 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

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

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of January 2, 2016, our directors and executive officers, and stockholders affiliated with our directors and executive officers, beneficially owned 41.5% of our common stock.  In addition, under a participation rights agreement between us and The Heritage Group, an affiliate of our Chairman Fred Fehsenfeld ("Heritage"), Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

Heritage, the Fehsenfeld family trusts, and Mr. Fehsenfeld are affiliates of each other and have significant influence over our company, and their influence could delay or deter a change of control or other business combination or otherwise cause us to take actions with which you may disagree.

As of January 2, 2016, Heritage, the Fehsenfeld family trusts and Mr. Fehsenfeld, who are all affiliates of each other (collectively, the “Heritage Stockholders”), collectively beneficially own over 33.9% of our common stock. As a result, the Heritage Stockholders have significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant matters and their interests may not align with the interest of other stockholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any other businesses that we decide to acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission, ("SEC"), NASDAQ, or other regulatory authorities.

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

Our certificate of incorporation provides that the affirmative vote of at least seventy-five percent (75%) of our total voting power is required to amend our certificate of incorporation or to approve mergers, consolidations, conversions, or the sale of all or substantially all of our assets. Given the voting power of the Heritage Stockholders, we would need the approval of two of the Heritage Stockholders for any of these transactions to occur.

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

Re-refinery and recycling operations.  We own and operate a used oil re-refinery in Indianapolis, IN, with an annual nameplate capacity of approximately 75 million gallons of used oil feedstock and we own and operate a solvent recycling facility at the same site which has an annual capacity of approximately six million gallons. We operate three antifreeze recycling centers, and own the property where one is located and lease the property where the other two are located. In addition, we operate 13 oil processing facilities, of which five also perform waste water treatment, and two process used oil filters. Our wastewater treatment operations have the capacity to process approximately 150 million gallons per year. We own the properties where 12 of our oil processing operations are located, including all of our waste water treatment operations and one of our used oil filter processing operations. We lease the remaining oil processing facility with a term of year to year tenancy.

Hubs.  We operate four hubs. One in Indianapolis, IN; Shreveport, LA; Philadelphia, PA; and Atlanta, GA. All of our hubs are leased with terms ranging two to ten years. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future recycling at our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Drums of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. These drums are staged and loaded back into trailers for reshipment to recyclers, incinerators, landfills, and waste-to-energy facilities.

Branches.  We operate 82 branches that vary in size and serve customer locations in 43 states, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. We own 15 branches, and the remaining 67 are leased with terms ranging from month-to-month to up to nine years.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to various general legal proceedings that arise in the ordinary course of business. We are not currently party to any legal proceedings that we expect, either individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, and cash flows, except as provided below. From time to time, we are involved in lawsuits that are brought against us in the normal course of business.

In the second quarter of fiscal 2015, we received a proposed penalty from the United States Environmental Protection Agency ("EPA") for $0.4 million related to violations at a site in Virginia purchased from FCC Environmental ("the seller") in October 2014. The violations occurred prior to our taking possession of the site, and we believe that we are indemnified for any potential fine related to this site by the seller. As such, the proposed penalty did not impact earnings during fiscal 2015.

In the second quarter of fiscal 2015, the United States EPA initiated a proceeding against the Company with respect to alleged improper management of PCB contaminated material that occurred at our Indianapolis, Indiana re-refinery in 2013.  We are currently in negotiations with the EPA to determine the final amount of any penalty or compensatory payment related to this incident, which could be up to $0.9 million.  As of the end of fiscal 2015 we have accrued less than the maximum potential amount of this penalty, which is an amount that we believe to be the most likely outcome for this potential penalty, as the ultimate outcome of this matter cannot be determined at this time.

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

On February 11, 2016, the company received an information request from the U.S. EPA (EPA) regarding the operation of our Indianapolis, IN re-refinery in relation to our Clean Air Act permit for the facility.  We are cooperating fully with the EPA’s information request.

FCC Environmental Acquisition

On October 16, 2014, we purchased the outstanding stock of FCC Environmental, pursuant to a Stock Purchase Agreement (the "Agreement") between the Company and Dédalo Patrimonial S.L.U. (the "Seller") for $90.0 million in cash subject to various adjustments including a working capital adjustment. The initial working capital adjustment, agreed upon between the Company and the Seller, was $1.2 million, which decreased the purchase price to $88.8 million as of the closing date of the transaction. According to the terms of the Agreement, we prepared a final working capital statement, along with supporting information. The Seller has disputed our final working capital statement, which showed a significant deficit in working capital. If we cannot agree with the Seller on the final working capital adjustment amount, then the amount will be determined by a third party. If the Company is not successful in this working capital dispute, it may materially impact the financial results of the Company.

On October 16, 2014, we purchased all stock in International Petroleum Corp. of Delaware (“IPC”) as part of the acquisition of FCC Environmental, LLC. IPC operated a wastewater facility in Wilmington, Delaware (“Facility”). We had been informed that IPC had entered into an agreement with the City of Wilmington (the “City”) regarding permit violations in 2011-2012 related to water and waste disposal activities. Prior to our Acquisition, a fine was paid by IPC, and its wastewater discharge permit was voluntarily surrendered. In February 2015, we learned that an investigation of such prior activities at the Facility by the EPA and DOJ is continuing. While we have received little information about this investigation, we intend to cooperate with the EPA and DOJ in an attempt to resolve the matter.  The Company has recorded legal and related expenses of approximately $2.2 million during fiscal 2015. No amounts have been accrued for potential fines or penalties related to this investigation.

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

2014	High	Low
First Quarter	$20.67	$15.89
Second Quarter	$18.56	$14.32
Third Quarter	$19.86	$14.91
Fourth Quarter	$19.13	$9.73

2015	High	Low
First Quarter	$13.39	$10.70
Second Quarter	$15.69	$11.06
Third Quarter	$16.11	$10.43
Fourth Quarter	$12.76	$8.90

On March 14, 2016, the closing price of our common stock on the NASDAQ Global Select Market was $8.97 per share. On March 14, 2016, there were 403 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 2, 2011 and January 2, 2016, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period. This graph assumes the investment of $100 on January 2, 2011 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	January 2, 2011	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016
Heritage-Crystal Clean, Inc.	$100.00	$165.00	$148.00	$197.00	$122.00	$105.00
NASDAQ Composite Index	$100.00	$98.00	$110.00	$157.00	$178.00	$189.00
NASDAQ Industrial Index	$100.00	$99.00	$116.00	$169.00	$173.00	$188.00

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2015" represents the 52-week period ended January 2, 2016. "Fiscal 2014" represents the 53-week period ended January 3, 2015. "Fiscal 2013" represents the 52-week period ended December 28, 2013. "Fiscal 2012" represents the 52-week period ended December 29, 2012. “Fiscal 2011” represents the 52-week period ended December 31, 2011. We have derived the statement of operations for the fiscal years ended December 29, 2012 and December 31, 2011 and the balance sheet data at December 28, 2013, December 29, 2012 , and December 31, 2011, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(Dollars in thousands, except per share data)
	2015	2014	2013	2012	2011

STATEMENTS OF OPERATIONS DATA(a):
Revenues
Product revenues	$134,320	$160,079	$132,409	$119,470	$39,149
Service revenues	215,698	178,973	150,727	133,021	113,709
Total revenues	$350,018	$339,052	$283,136	$252,491	$152,858
Operating Expenses
Operating Costs	$280,708	$290,622	$234,638	$213,568	$124,000
Selling, general, and administrative expenses	45,269	45,646	30,274	26,194	20,715
Depreciation and amortization	17,197	12,877	9,524	8,141	5,657
Impairment of goodwill	3,952	—	—	—	—
Other (income) expense - net	(1,297)	(434)	210	6	(10)
Operating income (loss)	4,189	(9,659)	8,490	4,582	2,496
Interest expense - net	1,880	689	417	585	37
Income (loss) before income taxes	$2,309	$(10,348)	$8,073	$3,997	$2,459
Provision (benefit from) for income taxes	899	(3,483)	3,428	1,743	985
Net income (loss)	1,410	(6,865)	4,645	2,254	1,474
Income attributable to noncontrolling interest	160	143	100	—	—
Income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,250	$(7,008)	$4,545	$2,254	$1,474

Net income (loss) per share available to common stockholders: basic	$0.06	$(0.38)	$0.25	$0.13	$0.10
Net income (loss) per share available to common stockholders: diluted	$0.06	$(0.38)	$0.24	$0.13	$0.10

Number of weighted average common shares outstanding :
Basic	22,146	18,604	18,224	16,921	14,313
Diluted	22,408	18,604	18,552	17,363	14,710
(a) On October 16, 2014, we acquired FCC Environmental. FCC Environmental's operating results are consolidated into our financial statements from the date of acquisition.

	Fiscal Year
	2015	2014	2013	2012	2011
OTHER OPERATING DATA (UNAUDITED):
Average revenues per working day - Environmental Services (in thousands)	895	740	615	550	470
Number of branches at end of fiscal year	82	84	74	71	67

	At Fiscal Year End
	(In thousands)
	2015	2014	2013	2012	2011

BALANCE SHEET DATA:
Cash and cash equivalents	$23,608	$21,555	$22,632	$47,766	$2,186
Total assets	303,265	319,819	215,958	199,111	134,056
Total debt	70,895	79,153	20,958	20,881	21,891
Total stockholders' equity	$189,833	$187,414	$159,304	$149,391	$78,553

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations.  Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K.  We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding.  Our fiscal year ends on the Saturday closest to December 31.  "Fiscal 2015" represents the 52-week period ended January 2, 2016. "Fiscal 2014" represents the 53-week period ended January 3, 2015. "Fiscal 2013" represents the 52-week period ended December 28, 2013.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and by-products. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services industries, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens.  We operate from a network of 82 branch facilities providing services to customers in 43 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, vacuum truck, and antifreeze recycling services. Revenues from this segment accounted for approximately 65% of our total company revenues for fiscal 2015. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for approximately 35% of our fiscal 2015 total company revenues.

No single customer accounted for more than 10% of consolidated revenues in fiscal 2015, 2014, or 2013. There were no intersegment revenues during fiscal 2015.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and by-products. We supply the base oil to firms that produce and market finished lubricants. Late in the fourth quarter of 2015, we completed the expansion of our re-refinery that yields an annual input capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce approximately 45 million gallons of lubricating base oil per year when operating at full capacity.

On October 16, 2014, we acquired the outstanding stock of FCC Environmental LLC and International Petroleum Corp. of Delaware (together, “FCC Environmental”) from Dédalo Patrimonial S.L.U. for $88.8 million in cash, subject to customary post-closing adjustments (the “Acquisition” or the “FCC Environmental Acquisition”). In 2013, FCC Environmental was a significant collector of used oil by volume in the United States. FCC Environmental also offered oily water disposal and treatment, parts cleaning, vacuum services, antifreeze recycling, oil filter recycling, on-site cleaning, and waste management services in 21 states in the South and along the Eastern seaboard of the United States. The financial data of FCC Environmental prior to October 16, 2014 is not incorporated into our audited financial statements for fiscal 2014.

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

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company tests goodwill for impairment at each of its two reporting units, Environmental Services and Oil Business, and the Company does not aggregate reporting units for purposes of impairment testing.

In fiscal 2015, we tested goodwill for impairment. In fiscal 2015, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. In fiscal 2015, our tests indicated impairment of all of the goodwill in our Oil Business reporting unit. Therefore during the fourth quarter of fiscal 2015 we recorded a charge of approximately $4.0 million related to impairment of goodwill in our Oil Business reporting unit. The facts and circumstances leading to the impairment are primarily related to the deterioration of market conditions in the markets in which the Company’s Oil Business reporting unit operates. The deterioration of those market conditions is manifested in lower average selling prices for the Company’s re-refined lubricating base oil, recycled fuel oil, and byproducts within the Oil Business. The method for determining the fair value of the Oil Business reporting unit was a combination of an income approach using a discounted cash flow method in combination with a market approach using a guideline company method. There is a moderate degree of uncertainty associated with key Oil Business fair value assumptions such as the selling prices of our oil products and byproducts, the price paid or charged for raw material inputs such as used oil, operating efficiency of the used oil re-refinery, etc. A contraction of the spread between the selling prices of our oil products and the price paid or charged to vendors for raw material inputs could reasonably be expected to negatively affect the key assumptions used to determine fair value.

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

In evaluating inventory for impairment, the Company considers factors that impact the lower-of-cost-or-market valuation of inventory, including declines in replacement cost and declines in net realizable value. In evaluating inventory for impairment, the Company assumes that current market conditions such as replacement cost per unit and net realizable value per unit shall remain stable throughout the period of time over which the inventory on hand turns. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2015, we recorded inventory impairment charges totaling $9.2 million to reflect the lower value of our used oil and processed oil, and solvents and solutions inventory.

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

RESULTS OF OPERATIONS

General

Fiscal Year Ended January 2, 2016 versus Fiscal Year Ended January 3, 2015

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(Thousands)	January 2, 2016		January 3, 2015
Revenues
Product revenues	$134,320	38.4%	$160,079	47.2%
Service revenues	215,698	61.6%	178,973	52.8%
Total Revenues	$350,018	100.0%	$339,052	100.0%
Operating expenses -
Operating costs	$280,708	80.2%	$290,622	85.7%
Selling, general and administrative expenses	45,269	12.9%	45,646	13.5%
Depreciation and amortization	17,197	4.9%	12,877	3.8%
Impairment of goodwill	3,952	1.1%	—	—%
Other (income) expense - net	(1,297)	(0.4)%	(434)	(0.1)%
Operating income (loss)	4,189	1.2%	(9,659)	(2.8)%
Interest expense – net	1,880	0.5%	689	0.2%
Income (loss) before income taxes	$2,309	0.7%	$(10,348)	(3.1)%
Provision (benefit of) for income taxes	899	0.3%	(3,483)	(1.0)%
Net income (loss)	1,410	0.4%	(6,865)	(2.0)%
Income attributable to noncontrolling interest	160	—%	143	—%
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,250	0.4%	$(7,008)	(2.1)%

Revenues

In fiscal 2015, revenues increased $11.0 million, or 3.2%, to $350.0 million from $339.1 million in fiscal 2014. Revenues in the Environmental Services segment increased through increased volume and improved pricing from existing customers. Conversely, Oil Business revenues decreased as a result of a decrease in lube oil revenues resulting from lower average selling prices in fiscal 2015 compared to fiscal 2014. During the second half of fiscal 2013, we began a project to expand the capacity of the re-refinery to an annual used oil input capacity of 75 million gallons per year. Late in the fourth quarter of 2015, we completed that expansion of the re-refinery which yields an annual input capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce about 45 million gallons of lubricating base oil per year when operating at full capacity. Overall in fiscal 2015, and especially during the fourth quarter, the increase in base oil sales volume continued to be offset by lower base oil prices compared to fiscal 2014. During fiscal 2015, the average spot market price for the Group II base oil product we produce declined approximately 39% compared to fiscal 2014. During the fourth quarter of fiscal 2015, the average spot market price for the Group II base oil we produce declined approximately 41% compared to the fourth quarter of fiscal 2014.

Operating costs

Operating costs decreased $9.9 million, or 3.4%, in fiscal 2015 verses fiscal 2014. The decrease in operating costs was primarily a result of significantly lower market value of the Company's oil-based inventory due to the significant drop in crude oil prices throughout fiscal 2015. In addition, lower crude oil prices resulted in lower solvent cost in our Environmental Services segment and lower fuel cost for our vehicle fleet in both segments. The overall decrease in operating cost was partially offset by higher volume driven costs in the Environmental Services segment as we continued to expand geographically, add customers, and add to our service offerings. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases, however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business, we expect our operating costs will also increase in the future as a result of our completion of the re-refinery expansion project, which increased the throughput capacity at our re-refinery. We expect a change in the price for crude oil could impact our used oil collection costs and processing costs at our re-refinery either favorably or unfavorably.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $0.4 million, or .8%, in fiscal 2015 versus fiscal 2014. Overall, selling, general and administrative expenses as a percentage of revenues decreased to 12.9% in fiscal 2015 from 13.5% in fiscal 2014. The decrease in SG&A is the result of the approximately $2.0 million charge related to the planned reduction in work force from the FCC Environmental acquisition in 2014, versus only $0.2 million of charges in fiscal 2015, and transaction-related costs incurred in 2014 in connection with the acquisition of FCC Environmental, partially offset by higher SG&A costs from having owned FCC Environmental for the entirety of fiscal 2015 versus only a portion of fiscal 2014.

Interest expense

Interest expense for fiscal 2015 was $1.9 million, compared $0.7 million in fiscal 2014. The increase in interest expense in fiscal 2015 was a result of higher average debt outstanding in fiscal 2015 versus fiscal 2014 as a result of amending our credit facility in order to complete the acquisition of FCC Environmental. In fiscal 2015 and 2014, we capitalized $0.6 million and $0.4 million in interest, respectively, as a result of our work on the expansion of the re-refinery.

Provision for income taxes

Our effective tax rate for fiscal 2015 was 38.9% compared to 33.7% in fiscal 2014. The rate difference is attributable to the impact of non-deductible expenses in an income year as compared to the impact of those non-deductible expenses in a loss year.

Segment Information

The following table presents revenues by operating segment:

	For the Fiscal Year Ended,		Increase (Decrease)
	January 2, 2016	January 3, 2015	$	%
Revenues:
Environmental Services	$226,313	$189,731	$36,582	19.3%
Oil Business	123,705	149,321	(25,616)	(17.2)%
Total	$350,018	$339,052	$10,966	3.2%

In fiscal 2015, Environmental Services revenues increased $36.6 million, or 19.3%, compared to fiscal 2014. Revenues grew in all Environmental Services product lines which included parts cleaning, containerized waste, and vacuum truck services. We continued to add customers through the expansion of our branch network and increased penetration of markets at our existing branches. In addition we realized revenue growth from a combination of higher pricing and volume, including significant volume added from our acquisition of FCC Environmental.

In fiscal 2015, Oil Business revenues decreased $25.6 million, or 17.2%, mainly driven by a 38% decrease in lube oil prices compared to fiscal 2014, which was partially offset by an increase in RFO gallons sold compared to fiscal 2014. During fiscal 2015, we sold approximately 37.8 million gallons of base oil compared to 35.8 million gallons in fiscal 2014. Throughout fiscal 2015, Oil Business revenues experienced negative pressure from lower base oil pricing with the greatest decline occurring in the fourth quarter of fiscal 2015.

Segment Profit before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A:

	For the Fiscal Year Ended,		Increase (Decrease)
	January 2, 2016	January 3, 2015	$	%
(Thousands)
Profit (loss) before corporate SG&A*
Environmental Services	$63,524	$47,620	$15,904	33.4%
Oil Business	(7,695)	(9,990)	2,295	(23.0)%
Total	$55,829	$37,630	$18,199	48.4%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 12 in our consolidated financial statements included elsewhere in this document.

In fiscal 2015, Environmental Services profit before SG&A increased 33.4% on increased revenues of 19.3%. Revenues grew as a result of increased pricing and volume and from the FCC Environmental acquisition. Operating margin in the Environmental Services segment increased due to lower solvent and fuel costs as a result of lower crude oil prices, as well as the realization of synergies resulting from the acquisition of FCC Environmental.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In both fiscal 2015 and 2014, the impact of reused solvent sales was immaterial.

In fiscal 2015, the Oil Business operating loss before corporate SG&A of $7.7 million was lower by $2.3 million compared to the fiscal 2014 loss of $10.0 million.

In our Oil Business segment throughout fiscal 2015, we were engaged in a program to reduce the price paid to generators for used oil, and during the fourth quarter we aggressively increased this effort. At the end of fiscal 2015, we were on average charging the majority of our oil customers a nominal amount for performing a service by picking up their used oil. With the recent further decline in crude oil prices in early 2016, to the majority of our oil customers we have increased our average charge to collect used oil to over $0.30 per gallon during the month of February 2016 in order to offset the continued decline in base oil and recycled fuel oil pricing. We have also focused on increasing our service fees to collect and handle oil filters.

Fiscal Year Ended January 3, 2015 versus Fiscal Year Ended December 28, 2013

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(Thousands)	January 3, 2015		December 28, 2013
Revenues
Product revenues	$160,079	47.2%	$132,409	46.8%
Service revenues	178,973	52.8%	150,727	53.2%
Total Revenues	$339,052	100.0%	$283,136	100.0%
Operating expenses -
Operating costs	$290,622	85.7%	$234,638	82.9%
Selling, general and administrative expenses	45,646	13.5%	30,274	10.7%
Depreciation and amortization	12,877	3.8%	9,524	3.4%
Other expense - net	(434)	(0.1)%	210	0.1%
Operating income	(9,659)	(2.8)%	8,490	3.0%
Interest expense – net	689	0.2%	417	0.1%
Income before income taxes	$(10,348)	(3.1)%	$8,073	2.9%
Provision for income taxes	(3,483)	(1.0)%	3,428	1.2%
Net income	(6,865)	(2.0)%	4,645	1.6%
Income attributable to noncontrolling interest	143	—%	100	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(7,008)	(2.1)%	$4,545	1.6%

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

Operating costs

Operating costs increased $56.0 million, or 23.9%, from fiscal 2013 to fiscal 2014. Of the $56.0 million increase in operating costs, approximately 47% was a result of increased production volumes of 15.1% in the Oil Business segment and increased services volume in the Environmental Services segment of 7.0% compared to fiscal 2013.
In fiscal 2014 the increase in operating costs was primarily a result of increased production volume in the Oil Business segment and increased service volume in the Environmental Services segment compared to fiscal 2013.

An additional 35% of the increase in Operating Costs was a result of the FCC Environmental acquisition. The acquisition of FCC Environmental added approximately $19.8 million in operating costs during the fourth quarter of 2014. The former FCC Environmental business operated with lower margins than the Company’s historical business. As such, the operating costs added by FCC Environmental significantly reduced margins in both segments in fiscal 2014 compared to 2013. We recorded an inventory write-down to our oil and oil products inventory during the fourth quarter of fiscal 2014 as a result of the sharp decline in crude oil prices. The inventory write-down accounts for approximately 11% of the $56.0 million increase in Operating Costs from fiscal 2013 to fiscal 2014.

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

During the fourth quarter of fiscal 2014, in connection with our integration plans for the FCC Environmental acquisition, we communicated to our employees plans to implement a reduction in force of approximately 100 employees across the organization. We terminated approximately one half of these employees in the fourth quarter of fiscal 2014. Additional employees were given communication that they would be terminated over the next year and were offered retention bonuses. As a result of these measures, we incurred a charge of approximately $2.0 million related to the planned reduction in work force related to future cash severance payments of terminated employees, stay bonuses, and severance packages that were paid out in fiscal 2015.

The remaining increase in SG&A was a result of organic growth and cost of living adjustments for corporate employees.

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

Segment Information

The following table presents sales by operating segment (dollars in thousands):

	For the Fiscal Year Ended,		Increase
(Thousands)	January 3, 2015	December 28, 2013	$	%
Revenues:
Environmental Services	$189,731	$157,282	$32,449	20.6%
Oil Business	149,321	125,854	23,467	18.9%
Total	$339,052	$283,136	$55,916	19.7%

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

The following table presents profit (loss) by operating segment before corporate SG&A:

	For the Fiscal Year Ended,		Increase (Decrease)
	January 3, 2015	December 28, 2013	$	%
(Thousands)
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

In fiscal 2014, Environmental Services profit before SG&A increased 13.7% on increased revenues of 20.6%. In fiscal 2014, the operating margin for the Environmental Services segment decreased 1.2% to 25.4% compared to 26.6% in fiscal 2013. The decrease in margin was a result of the FCC Environmental acquisition, which operated a lower margin business and contributed a loss before corporate SG&A of approximately $0.6 million in this segment and decreased margins by approximately 0.3%. Operating margin in the Environmental Services segment decreased an additional 0.6% as a result of rising disposal and 0.5% as a result of increased employee healthcare costs.

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

During the fourth quarter of 2014, the price of crude oil and related commodities fell sharply. At the start of our fourth fiscal quarter, the market price of Brent crude oil was approximately $100 per barrel, and by the end of the fourth quarter, the market price of Brent crude oil was approximately $56 per barrel, a decline of $44 per barrel (or $1.05/gallon). This decline in the value of crude oil has in turn led to declines in the prices of base lube oil and other oil products and had a negative impact on the value of our inventory, which is valued at the lower of cost or market. As such, we recorded a non-cash impairment charge which reduced our used oil and processed oil inventory value by $6.1 million in the fourth quarter, which increased Operating costs in the Oil Business segment.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of January 2, 2016 and January 3, 2015, cash and cash equivalents were $23.6 million and $21.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Our Amended and Restated Credit Agreement, as amended ("Credit Agreement"), provides for borrowings of up to $140.0 million, consisting of Term A loans totaling $80.0 million and a revolving loan of up to $60.0 million. As of January 2, 2016, $70.9 million was outstanding as a term loan having a maturity date of February 5, 2018, and $36.8 million was available under the revolving loan. As of January 2, 2016 and January 3, 2015 we had $70.9 million and $78.8 million of borrowings outstanding under our term loans, respectively, and no amounts outstanding under the revolver. During fiscal 2015, we recorded interest of $2.4 million on the term loan. In fiscal 2015 and fiscal 2014, we capitalized $0.6 million and $0.4 million in interest, respectively. The Term A loans have a maturity date of February 5, 2018. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

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

•
A total leverage ratio no greater than 4.0 to1.0 through the first quarter of fiscal 2015, no greater than 3.75 to 1.0 in the second quarter of fiscal 2015, no greater than 3.5 to 1.0 for the third quarter of fiscal 2015, no greater than 3.25 to 1.0 for the fourth quarter of fiscal 2015, and no greater than 3.0 to 1.0 thereafter; and

•
A capital expenditures covenant limiting capital expenditures to $15.0 million in fiscal 2015 and each fiscal year thereafter, unless the company raised additional capital through an equity offering, which took place in the fourth quarter of fiscal 2014. In addition, we were restricted from making capital expenditures for the expansion of our re-refinery to 75 million gallons of nameplate capacity if our leverage ratio was above 3.5 to 1.0.

The Credit Agreement places certain limitations on acquisitions and includes a prohibition on the payment of dividends.

As of January 2, 2016 and January 3, 2015, we were in compliance with all covenants of our credit facility then in effect. As of January 2, 2016, and January 3, 2015, we had $4.4 million and $0.4 million of standby letters of credit issued, respectively, and $34.5 million and $13.8 million was available for borrowing under the bank credit facility, respectively.

    At January 2, 2016 we had short-term notes payable related to acquisitions of less than $0.1 million. At January 3, 2015, we had notes payable related to acquisitions of approximately $0.3 million.

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

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
	(Dollars in thousands)
	January 2, 2016	January 3, 2015	December 28, 2013
Net cash provided by (used in):
Operating activities	$28,877	$14,677	$15,383
Investing activities	(18,535)	(107,105)	(39,569)
Financing activities	(8,289)	91,351	(948)
Net (decrease) increase in cash and cash equivalents	$2,053	$(1,077)	$(25,134)

The most significant items affecting the comparison of our operating activities for fiscal 2015 and fiscal 2014 are summarized below:

Net Cash Provided by Operating Activities —

•	Earnings increase — Our increase in net income for fiscal 2015 favorably impacted our net cash provided by operating activities by $8.3 million compared to fiscal 2014.

•
Accounts Payable — The decrease in accounts payable negatively affected cash flows from operations by $9.2 million in fiscal 2015 compared to fiscal 2014. The decrease in accounts payable was mainly due to lower payables for used oil, solvent, and fuel.

•
Inventory — In fiscal 2015, we took a non-cash inventory impairment charge of $9.2 million due to rapidly declining oil prices. Excluding the impact of the inventory impairment charge, the increase in inventory negatively affected cash flows from operations by $1.7 million in fiscal 2015 compared to fiscal 2014. Inventory volumes increased as a result of increased activity in both segments.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets— We used $19.7 million and $20.4 million for capital expenditures and software and intangible assets during fiscal 2015 and fiscal 2014, respectively.  During fiscal 2015, we spent approximately $5.3 million toward the expansion of the re-refinery and $4.5 million on capital improvements at the re-refinery. In addition, in fiscal 2015, we spent approximately $5.3 million toward part cleaning machine purchases. During fiscal 2014, we spent approximately $8.2 million on the expansion of the re-refinery and approximately $2.2 million on capital improvements at the re-refinery. In addition, we spent approximately $6.3 million of capital expenditures toward parts cleaning machine purchases.

Net Cash Provided by (Used in) Financing Activities —

•
Term loan and Follow-on Public Offering — In fiscal 2015 total cash outflows were $8.3 million. Cash outflows from financing activities result mainly from $8.0 million of repayments of our term loan, and $0.3 million of repayment on our note payable. There were no offerings of common stock, or increases to our Term A loan in fiscal 2015. In the fourth quarter of fiscal 2014, in connection with our purchase of FCC Environmental, we increased our Term A loan by $62.1 million. During the fourth quarter of fiscal 2014, we received approximately $33.4 million in net proceeds from a follow-on public offering of common stock. We used a portion of these proceeds to pay off the outstanding balance of our revolving credit facility of approximately $9.0 million.

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

The following table summarizes our existing obligations as of January 2, 2016:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Operating lease obligations (1)	$77,437	18,852	16,941	15,190	11,084	6,584	8,786
Future maturities of long term debt (2)	70,895	6,700	7,048	57,147	—	—	—
Interest on long term debt(3)	4,704	2,366	2,136	202	—	—	—
Purchase obligations (4)	9,784	9,784	—	—	—	—	—
Total	$162,820	$37,702	$26,125	$72,539	$11,084	$6,584	$8,786

(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2023.

(2)	Excludes interest payments.

(3)	Interest on long term debt is calculated at the contractual rate or, in the case of the Term A loan, at the effective rate as of January 2, 2016.

(4)
Our purchase obligations are open purchase orders as of January 2, 2016, and are primarily for capital expenditures, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancelable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2015, we had no off-balance sheet arrangements, other than operating leases reported above under "Contractual obligations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during fiscal 2015 were $76.2 million, and the annual effective interest rate for fiscal 2015 was 3.1%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.8 million change to our interest expense in fiscal 2015.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
2
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance in 2015, related to measurement period adjustments for business combinations.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2016, expressed an unqualified opinion.

Chicago, Illinois
March 16, 2016

/s/ GRANT THORNTON LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.

We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 2, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 2, 2016, and our report dated March 16, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 16, 2016

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	January 2, 2016	January 3, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$23,608	$21,555
Accounts receivable - net	41,592	49,857
Inventory - net	24,774	30,798
Deferred income taxes	—	2,549
Other current assets	6,227	11,776
Total Current Assets	96,201	116,535
Property, plant and equipment - net	131,365	137,137
Equipment at customers - net	23,172	22,039
Software and intangible assets - net	22,202	24,775
Goodwill	30,325	19,333
Total Assets	$303,265	$319,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,129	$32,466
Current maturities of long-term debt and term loan	6,700	5,259
Accrued salaries, wages, and benefits	4,330	5,212
Taxes payable	6,735	4,080
Other current liabilities	3,617	6,010
Total Current Liabilities	46,511	53,027
Term loan, less current maturities	64,195	73,854
Long-term debt, less current maturities	—	40
Deferred income taxes	2,726	5,484
Total Liabilities	$113,432	$132,405
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,213,364 and 22,109,875 shares issued and outstanding at January 2, 2016 and January 3, 2015, respectively	$222	$221
Additional paid-in capital	182,558	181,140
Retained earnings	6,385	5,135
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	189,165	186,496
Noncontrolling Interest	668	918
Total Equity	189,833	187,414
Total Liabilities and Stockholders' Equity	$303,265	$319,819

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	January 2, 2016	January 3, 2015	December 28, 2013

Revenues
Product revenues	$134,320	$160,079	$132,409
Service revenues	215,698	178,973	150,727
Total revenues	$350,018	$339,052	$283,136

Operating expenses
Operating costs	$280,708	$290,622	$234,638
Selling, general, and administrative expenses	45,269	45,646	30,274
Depreciation and amortization	17,197	12,877	9,524
Impairment of goodwill	3,952	—	—
Other (income) expense - net	(1,297)	(434)	210
Operating income (loss)	4,189	(9,659)	8,490
Interest expense – net	1,880	689	417
Income (loss) before income taxes	$2,309	$(10,348)	$8,073
Provision (benefit of) for income taxes	899	(3,483)	3,428
Net income (loss)	1,410	(6,865)	4,645
Income attributable to noncontrolling interest	160	143	100
Income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,250	$(7,008)	$4,545

Net income (loss) per share: basic	$0.06	$(0.38)	$0.25
Net income (loss) per share: diluted	$0.06	$(0.38)	$0.24

Number of weighted average shares outstanding: basic	22,146	18,604	18,224
Number of weighted average shares outstanding: diluted	22,408	18,604	18,552

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity		Noncontrolling Interest	Total Equity

Balance, December 29, 2012	18,068,852	$181	$141,612	$7,598	$149,391		$—	$149,391
Mirachem Acquisition							834	834
Net income	—	—	—	4,545	4,545		100	4,645
Issuance of common stock – acquisitions	151,322	2	2,229	—	2,231		—	2,231
Issuance of common stock – ESPP	29,350	—	438	—	438		—	438
Exercise of stock options	49,434	—	398	—	398		—	398
Share-based compensation	61,324	1	1,366	—	1,367		—	1,367
Balance, December 28, 2013	18,360,282	$184	$146,043	$12,143	$158,370		$934	$159,304

Net (loss) income	—	—	—	(7,008)	(7,008)		143	(6,865)
Distribution	—	—	—	—	—		(159)	(159)
Issuance of common stock – net of issuance costs	3,565,000	36	33,336	—	33,372		—	33,372
Issuance of common stock – ESPP	27,082	—	436	—	436		—	436
Issuance of common stock – acquisitions	12,005	—	193	—	193	—	—	193
Exercise of stock options	45,186	—	506	—	506		—	506
Share-based compensation	100,320	1	626	—	627		—	627
Balance, January 3, 2015	22,109,875	$221	$181,140	$5,135	$186,496		$918	$187,414

Net income	—	—	—	1,250	1,250		160	1,410
Distribution	—	—	—	—	—		(410)	(410)
Issuance of common stock – net of issuance costs	—	—	—	—	—		—	—
Issuance of common stock – ESPP	41,141	—	473	—	473		—	473
Issuance of common stock – acquisitions	—	—	—	—	—		—	—
Exercise of stock options	—	—	—	—	—		—	—
Share-based compensation	62,348	1	945	—	946		—	946
Balance, January 2, 2016	22,213,364	$222	$182,558	$6,385	$189,165		$668	$189,833

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended,
(Thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Cash flows from Operating Activities:
Net income (loss)	$1,410	$(6,865)	$4,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,197	12,877	9,524
Non-cash inventory impairment	9,217	6,112	—
Non-cash goodwill impairment	3,952	—	—
Bad debt provision	1,009	1,053	444
Share-based compensation	945	627	1,367
Deferred taxes	621	(3,551)	3,236
Other, net	(415)	638	59
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,467	3,755	(7,794)
(Increase) decrease in inventory	(3,392)	(1,685)	1,670
Decrease (increase) in prepaid and other current assets	5,140	(1,329)	(90)
(Decrease) increase in accounts payable	(7,614)	1,587	189
(Decrease) increase in accrued expenses	(2,660)	1,458	2,133
Cash provided by operating activities	$28,877	$14,677	$15,383

Cash flows from Investing Activities:
Capital expenditures	$(19,734)	$(19,726)	$(17,804)
Software and intangible asset expenditures	—	(632)	(600)
Proceeds from the disposal of property, plant, and equipment	1,199	118	—
Business acquisitions, net of cash acquired	—	(86,865)	(21,165)
Cash used in investing activities	$(18,535)	$(107,105)	$(39,569)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	$473	$33,808	$438
Proceeds from the exercise of stock options	—	506	398
Proceeds from Term Loan	—	62,125	750
Repayments of Term Loan	(7,994)	(2,527)	(1,000)
Borrowings under revolving credit facility	—	31,000	—
Repayments of revolving credit facility	—	(31,000)	—
Repayments of contingent consideration	(95)	(393)	(551)
Distributions to noncontrolling interest	(410)	(159)	—
Repayments of capital lease obligations	—	(344)	—
Repayments of notes payable	(263)	(1,665)	(983)
Cash (used in) provided by financing activities	$(8,289)	$91,351	$(948)
Net increase (decrease) in cash and cash equivalents	2,053	(1,077)	(25,134)
Cash and cash equivalents, beginning of period	21,555	22,632	47,766
Cash and cash equivalents, end of period	$23,608	$21,555	$22,632

Supplemental disclosure of cash flow information:
Income taxes paid	$584	$262	$285
Cash paid for interest, net of capitalized interest of $628, $363, and $143, respectively	1,753	524	366
Supplemental disclosure of non-cash information:
Payables for construction in progress	2,917	2,054	1,333
Business acquisitions, liabilities assumed	—	24,115	230
Business acquisitions, notes issued	—	203	1,265
Business acquisitions, common stock issued	$—	$193	$2,231
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2016

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle maintenance sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, waste antifreeze collection and recycling, and field services. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery by-products.  The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is eventually sold as recycled fuel oil. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  "Fiscal 2015" represents the 52-week period ended January 2, 2016. "Fiscal 2014" represents the 53-week period ended January 3, 2015. "Fiscal 2013" represents the 52-week period ended December 28, 2013. The most recent fiscal year ended on January 2, 2016.  Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, field services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, by-products, recycled fuel oil, and used oil; service revenues include revenues from used oil collection activities and collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the cost of the materials the Company sells and provides in its services, such as solvents and other chemicals, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed offsite at a customer location to be used in parts cleaning services. When sold to a customer, machines are removed from inventory, and the costs are recognized under operating costs. The used solvent that the Company retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil (if any), transportation out to customers, and costs to operate the used oil re-refinery, including personnel costs and utilities.

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

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2015 and 2014, the Company wrote down $9.2 million and $6.1 million, respectively, in inventory due to sharply declining prices of oil and other petroleum-based products.

Prepaid and Other Current Assets

Prepaid and other current assets include, but are not limited to, insurance and vehicle license contract costs, which are expensed over the term of the underlying contract. Prepaid and other current assets at January 2, 2016 also include $0.1 million in restricted cash which is held as security for standby letters of credit. At January 3, 2015, prepaid and other current assets included $5.2 million in restricted cash held as security for standby letters of credit.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once the assets are placed into service. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank debt outstanding. In fiscal 2015, 2014, and 2013, the Company capitalized interest of $0.6 million, $0.4 million, and $0.1 million, respectively, for capital projects.

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

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2015, 2014 and 2013 were $0.2 million, $0.2 million, and $0.3 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.6 million, $0.6 million, and $0.6 million for fiscal 2015, 2014, and 2013, respectively.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt.  As of January 2, 2016 and January 3, 2015, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2015, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $170,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At January 2, 2016 and January 3, 2015, the Company's liability for its self-insured benefits was $1.0 million and $1.0 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2015, 2014, and 2013 were $11.6 million, $10.3 million, and $6.2 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company tests goodwill for impairment at each of its two reporting units, Environmental Services and Oil Business, and the Company does not aggregate reporting units for purposes of impairment testing.

In fiscal 2015, we tested goodwill for impairment. In fiscal 2015, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. In fiscal 2015, our tests indicated impairment of all of the goodwill in our Oil Business reporting unit. Therefore during the fourth quarter of fiscal 2015 we recorded a charge of approximately $4.0 million related to impairment of goodwill in our Oil Business reporting unit. The facts and circumstances leading to the impairment are primarily related to the deterioration of market conditions in the markets in which the Company’s Oil Business reporting unit operates. The deterioration of those market conditions is manifested in lower average selling prices for the Company’s re-refined lubricating base oil, recycled fuel oil, and byproducts within the Oil Business. The method for determining the fair value of the Oil Business reporting unit was a combination of an income approach using a discounted cash flow method in combination with a market approach using a guideline company method. There is a moderate degree of uncertainty associated with key Oil Business fair value assumptions such as the selling prices of our oil products and byproducts, the price paid or charged for raw material inputs such as used oil, operating efficiency of the used oil re-refinery, etc. A contraction of the spread between the selling prices of our oil products and the price paid or charged to vendors for raw material inputs could reasonably be expected to negatively affect the key assumptions used to determine fair value.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which requires the measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU No. 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. The new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. As permitted, the Company has early adopted the amendments of this ASU No. 2015-16 and it did not have an impact on our consolidated financial condition and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position. As permitted, the Company has early adopted the provisions of ASU 2015-17, on a prospective basis, for the presentation and classification of its deferred tax liabilities at January 2, 2016. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax liability in its Consolidated Balance Sheet as of January, 2016. No prior periods have been adjusted. See Note 14 for a discussion of our Income Taxes.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this update is permitted for all entities. The company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

(3)    BUSINESS COMBINATIONS

On October 16, 2014, the Company purchased the outstanding stock of FCC Environmental LLC, a Delaware limited liability company, and International Petroleum Corp. of Delaware, a Delaware corporation (together "FCC Environmental"), pursuant to a Stock Purchase Agreement entered into with Dédalo Patrimonial S.L.U., a sociedad limitadad unipersonal formed under the laws of Spain ("Seller"). Prior to the purchase, FCC Environmental was an environmental services provider and substantial collector of used oil in the United States and operated 34 facilities in the eastern half of the United States. The purchase price for FCC Environmental was set at $90.0 million subject to certain adjustments, including, without limitation, a working capital adjustment and indemnification rights and obligations. Based on the initial working capital calculations, the Company initially paid $88.8 million. The Company and Seller have not finalized the working capital adjustment as of the end of fiscal year 2015. The eventual settlement of the working capital adjustment could have a materially adverse impact on the operating results of the Company. The results of FCC Environmental are consolidated into both of the Company's operating segments subsequent to the closing date. The Company incurred $4.5 million in due diligence, legal, and other expenses related to the acquisition, which are recorded in Selling, general, & administrative expenses in fiscal 2014.

During the measurement period, the Company made adjustments to the provisional amounts reported as the estimated fair values of assets acquired and liabilities assumed as part of the FCC Environmental business combination. Compared to the provisional values reported as of January 3, 2015, the fair values presented in the table below reflect increases to: equipment at customers of $0.1 million; goodwill of $15.0 million; other intangibles of $1.9 million; deferred taxes of $0.8 million; and taxes payable of $3.0 million. Compared to the provisional values reported as of January 3, 2015, the fair values presented in the table below reflect decreases to: accounts receivable of $3.8 million; inventory of $0.2 million; other current assets of $0.1 million; property, plant, & equipment of $11.3 million; and accounts payable of $0.6 million. Goodwill recognized from the acquisition of FCC Environmental represents the excess of the purchase consideration transferred over the fair value of the net assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of FCC Environmental and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. Goodwill of $24.5 million was assigned to the Environmental Services reporting unit, and zero goodwill was assigned to the Oil Business reporting unit. All goodwill is expected to be deductible for income tax purposes.

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

On December 31, 2012, the Company, through a new Delaware subsidiary, Mirachem, LLC, purchased substantially all of the operating assets of Mirachem Corporation. Since 2004, Mirachem Corporation had provided the Company with cleaning chemistry used in the Company's aqueous parts cleaning service. The Company made an initial payment of approximately $2.5 million in cash at the time of closing and provided a note payable for an additional $0.8 million over two years. In a separate transaction, the Company acquired from a third party additional aqueous technologies in exchange for a 20% interest in

Mirachem, LLC. Originally the Company had an option to repurchase this 20% interest, and the holder of this 20% interest has a right to sell the interest to the Company after January 1, 2016, at a price based on the trailing EBITDA of Mirachem, LLC, subject to potential modifications. Prior to January 1, 2016 both the Company and the holder of the 20% interest agreed to enter into an agreement to extend the options described above for both parties for two years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition:

	Fiscal 2014		Fiscal 2013
(Thousands)	Sav-Tech	FCC Environmental	Mirachem	RFTI	RTI	ULNT/RS

Accounts receivable	$196	$18,230	$—	$348	$136	$—
Inventory	19	7,701	476	211	106	955
Other current assets	7	6,683	—	—	—	101
Deferred taxes	—	2,579	—	—	—	—
Property, plant, & equipment	691	40,421	218	1,283	793	1,540
Equipment at customers	—	537	—	—	—	—
Intangible assets	458	11,681	2,710	1,590	1,340	6,274
Goodwill	96	24,486	809	3,027	1,917	2,100
Accounts payable	(81)	(11,865)	(139)	(91)	—	—
Accrued salaries, wages, and benefits	—	(2,039)	—	—	—	—
Taxes payable	—	(5,205)	—	—	—	—
Other current liabilities	(36)	(1,379)	—	—	—	—
Capital lease obligations (a)	—	(5,918)	—	—	—	—
Non-controlling interest	—	—	(834)	—	—	—
Total purchase price, net of cash acquired	$1,350	$85,912	$3,240	$6,368	$4,292	$10,970
Less: common stock issued	(193)	—	—	(1,230)	(1,001)	—
Less: note issued	(203)	—	(835)	—	(430)	—
Working capital adjustment	—	—	—	(218)	9	—
Net cash paid	$954	$85,912	$2,405	$4,920	$2,870	$10,970
_______________
(a) Subsequent to the closing date, the Company renewed the leases acquired from FCC Environmental, resulting in the classification of the leases as Operating leases under the new lease terms. The change in lease terms decreased both Property, plant, & equipment and Capital lease obligations by $5.9 million.

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

	Fiscal Year Ended,
(Thousands, except per share data)	January 3, 2015	December 28, 2013
Total revenues	$455,542	$445,617
Net loss	(14,045)	(51,998)

Loss per share	$(0.75)	$(2.85)

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	January 2, 2016	January 3, 2015
Trade	$38,379	$49,407
Less: allowance for doubtful accounts	2,207	3,927
Trade - net	36,172	45,480
Related parties	1,250	1,452
Other	4,170	2,925
Total accounts receivable - net	$41,592	$49,857

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended January 2, 2016 and the fiscal year ended January 3, 2015:

	Fiscal Year Ended,
(Thousands)	January 2, 2016	January 3, 2015
Balance at beginning of period	$3,927	$1,121
Balance acquired from FCC Environmental, including measurement period adjustments	2,701	2,353
Provision for bad debts	1,009	1,053
Accounts written off, net of recoveries	(5,430)	(600)
Balance at end of period	$2,207	$3,927

(5)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or market, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following:

(Thousands)	January 2, 2016	January 3, 2015
Used oil and processed oil	$9,045	$14,153
Solvents and solutions	6,285	8,859
Machines	3,827	3,659
Drums and supplies	4,226	2,756
Other	1,681	1,617
Total inventory	25,064	31,044
Less: Machine refurbishing reserve	290	246
Total inventory - net	$24,774	$30,798

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2015, the Company recorded an inventory impairment charge of $9.2 million due to a sharp decline in crude oil prices, which resulted in the market value for the Company's oil-based inventory, and solvents and solutions inventory declining below the historic FIFO values.

The following table provides the changes in the Company's machine refurbishing reserve related to inventory for fiscal years 2015 and 2014:

	Fiscal Year Ended,
(Thousands)	January 2, 2016	January 3, 2015

Balance at beginning of period	$246	$217
Net change in reserve	44	29
Balance at end of period	$290	$246

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	January 2, 2016	January 3, 2015
Buildings and storage tanks	$69,317	$70,375
Machinery, vehicles, and equipment	75,129	52,200
Land	9,295	12,576
Leasehold improvements	4,523	5,842
Construction in progress	4,474	18,822
Assets held for sale	189	—
Total property, plant, and equipment	162,927	159,815
Less: accumulated depreciation	(31,562)	(22,678)
Property, plant, and equipment - net	$131,365	$137,137

	January 2, 2016	January 3, 2015
Equipment at customers	$59,216	$53,781
Less: accumulated depreciation	(36,044)	(31,742)
Equipment at customers - net	$23,172	$22,039

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company tests goodwill for impairment at each of its two reporting units, Environmental Services and Oil Business, and the Company does not aggregate reporting units for purposes of impairment testing.

In fiscal 2015, we tested goodwill for impairment. In fiscal 2015, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. In fiscal 2015, our tests indicated impairment of all of the goodwill in our Oil Business reporting unit. Therefore during the fourth quarter of fiscal 2015 we recorded a charge of approximately $4.0 million related to impairment of goodwill in our Oil Business reporting unit. The facts and circumstances leading to the impairment are primarily related to the deterioration of market conditions in the markets in which the Company’s Oil Business reporting unit operates. The deterioration of those market conditions is manifested in lower average selling prices for the Company’s re-refined lubricating base oil, recycled fuel oil, and byproducts within the Oil Business. The method for determining the fair value of the Oil Business reporting unit was a combination of an income approach using a discounted cash flow method in combination with a market approach using a guideline company method. There is a moderate degree of uncertainty associated with key Oil Business fair value assumptions such as the selling prices of our oil products and byproducts, the price paid or charged for raw material inputs such as used oil, operating efficiency of the used oil re-refinery, etc. A contraction of the spread between the selling prices of our oil products and the price paid or charged to vendors for raw material inputs could reasonably be expected to negatively affect the key assumptions used to determine fair value.

The following table shows changes to our goodwill balances by segment during the years ended January 3, 2015, and January 2, 2016:

(Thousands)	Oil Business	Environmental Services	Total

Balance at December 28, 2013	$3,901	$5,753	$9,654
Sav-Tech Acquisition	—	96	96
FCC Environmental Acquisition	3,929	5,599	9,528
Purchase price adjustments for previous acquisitions	50	14	64
Currency translation adjustments	—	(9)	(9)
Balance at January 3, 2015	$7,880	$11,453	$19,333
Sav-Tech Acquisition	—	—	—
FCC Environmental Acquisition	—	—	—
Purchase price adjustments for previous acquisitions	(3,928)	18,872	14,944
Impairment	(3,952)	—	(3,952)
Balance at January 2, 2016	$—	$30,325	$30,325
Following is a summary of software and other intangible assets:

	January 2, 2016			January 3, 2015
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$22,202	$4,369	$17,833	$20,361	$2,007	$18,354
Non-compete agreements	2,930	1,713	1,217	2,973	1,221	1,752
Software	4,455	3,382	1,073	5,199	3,074	2,125
Patents, formulae, and licenses	1,769	510	1,259	1,829	443	1,386
Other	1,354	534	820	1,406	248	1,158
Total software and intangible assets	$32,710	$10,508	$22,202	$31,768	$6,993	$24,775

Amortization expense was $3.5 million, $2.1 million, and $1.1 million for fiscal 2015, 2014, and 2013, respectively. The weighted average useful lives of software; customer and supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 11 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for fiscal years 2016, 2017, 2018, 2019 and 2020 is $3.2 million, $3.1 million, $2.8 million, $2.5 million, and $2.4 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(Thousands)	January 2, 2016	January 3, 2015
Accounts payable	$24,400	$32,014
Accounts payable - related parties	729	452
Total accounts payable	$25,129	$32,466

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

•
A total leverage ratio no greater than 4.0 to1.0 through the first quarter of fiscal 2015, no greater than 3.75 to 1.0 in the second quarter of fiscal 2015, no greater than 3.5 to 1.0 for the third quarter of fiscal 2015, no greater than 3.25 to 1.0 for the fourth quarter of fiscal 2015, and no greater than 3.0 to 1.0 thereafter; and

•
A capital expenditures covenant limiting capital expenditures to $15.0 million in fiscal 2015 and each fiscal year thereafter, unless the Company raised additional capital through an equity offering, which took place in the fourth quarter of 2014. In addition, the Company was restricted from making capital expenditures for the expansion of its re-refinery to 75 million gallons of nameplate capacity if its leverage ratio is above 3.5 to 1.0.

The Company's secured bank credit facility as of January 2, 2016 allowed for up to $140.0 million in borrowings. As of January 2, 2016 and January 3, 2015, the Company's total borrowings were $70.9 million and $78.8 million, respectively, under the term loan having a maturity date of February 5, 2018. The remaining portion of the credit facility was a revolving loan which was to expire on February 5, 2018 under which up to an additional $38.9 million was available. There were no amounts outstanding under the revolver at January 2, 2016 and January 3, 2015.

As of January 2, 2016 and January 3, 2015, the Company was in compliance with all covenants under the credit facility then in effect. As of January 2, 2016, and January 3, 2015, the Company had $4.4 million and $0.4 million of standby letters of credit issued, respectively, and $34.5 million and $13.8 million was available for borrowing under the bank credit facility, respectively.

During fiscal 2015, the Company recorded interest of $2.4 million on the term loan, of which $0.6 million was capitalized for various capital projects. In fiscal 2014, the Company recorded interest of $0.9 million on the term loan, of which $0.4 million was capitalized for various capital projects.

The Company's weighted average interest rate as of January 2, 2016, January 3, 2015, and December 28, 2013 was 3.5%, 3.2%, and 2.5%, respectively. The Company's effective interest rate as of January 2, 2016, January 3, 2015, and December 28, 2013 was 3.1%, 2.7%, and 2.5%, respectively.

Notes Payable

At January 2, 2016, the Company had short-term notes payable related to acquisitions of less than $0.1 million. At January 3, 2015, the Company had notes payable related to acquisitions of approximately $0.3 million.

Future Maturities

The aggregate contractual annual maturities for debt as of January 2, 2016 are as follows:

(Thousands)
Fiscal Year:	Notes Payable	Term Loan	Total

2016	41	6,659	6,700
2017	—	7,048	7,048
2018	—	57,147	57,147
2019	—	—	—
Thereafter	—	—	—
Total debt	$41	$70,854	$70,895

(10)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees. All regular employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution under this plan was $1.5 million, $1.2 million, and $1.0 million in fiscal 2015, 2014, and 2013, respectively.

(11)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of January 2, 2016, the Heritage Group beneficially owned 33.9% of the Company's common stock, the Fehsenfeld Family Trusts, which are related to the Heritage Group owned 6.9% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 4.6% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

During fiscal 2015, 2014, and 2013, the Company had transactions with the Heritage Group affiliates and other related parties. The following table sets forth related-party transactions:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
(Thousands)	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$6,166	$5,675	$10,598	$3,325	$10,421	$3,474
Other related parties / affiliates	6,040	2,756	6,968	2,870	4,875	4,633
Total	$12,206	$8,431	$17,566	$6,195	$15,296	$8,107

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, insurance premiums, disposal services, transportation, and various other services.

The Company participates in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments are made to the shareholder. Expenses paid to the shareholder in fiscal 2015, 2014, and 2013 were approximately $1.4 million, $1.3 million, and $0.9 million, respectively.

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

Operating segment results for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013 were as follows:

	For the Fiscal Years Ended,

	January 2, 2016

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$22,462	$111,858	$—	$134,320
Service revenues	203,851	11,847	$—	215,698
Total revenues	$226,313	$123,705	$—	$350,018
Operating expenses
Operating costs	155,321	125,387	—	280,708
Operating depreciation and amortization	7,468	6,013	—	13,481
Profit (loss) before corporate selling, general, and administrative expenses	$63,524	$(7,695)	$—	$55,829
Selling, general, and administrative expenses			45,269	45,269
Depreciation and amortization from SG&A			$3,716	3,716
Total selling, general, and administrative expenses			$48,985	$48,985
Impairment of goodwill			$3,952	$3,952
Other (income) - net			(1,297)	(1,297)
Operating income				4,189
Interest expense - net			1,880	1,880
Income before income taxes				$2,309

	January 3, 2015

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$19,398	$140,681	$—	$160,079
Service revenues	170,333	8,640	$—	178,973
Total revenues	$189,731	$149,321	$—	$339,052
Operating expenses
Operating costs	136,226	154,396	—	290,622
Operating depreciation and amortization	5,885	4,915	—	10,800
Profit (loss) before corporate selling, general, and administrative expenses	$47,620	$(9,990)	$—	$37,630
Selling, general, and administrative expenses			45,646	45,646
Depreciation and amortization from SG&A			2,077	2,077
Total selling, general, and administrative expenses			$47,723	$47,723
Other (income) - net			(434)	(434)
Operating loss				(9,659)
Interest expense - net			689	689
Loss before income taxes				$(10,348)

	December 28, 2013

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$14,449	$117,960	$—	$132,409
Service revenues	142,833	7,894	—	150,727
Total revenues	$157,282	$125,854	$—	$283,136
Operating expenses
Operating costs	110,459	124,179	—	234,638
Operating depreciation and amortization	4,937	3,364	—	8,301
Profit before corporate selling, general, and administrative expenses	$41,886	$(1,689)	$—	$40,197
Selling, general, and administrative expenses			30,274	30,274
Depreciation and amortization from SG&A			1,223	1,223
Total selling, general, and administrative expenses			$31,497	$31,497
Other expense - net			210	210
Operating income				8,490
Interest expense - net			417	417
Income before income taxes				$8,073

Total assets by segment as of January 2, 2016 and January 3, 2015 were as follows:

(Thousands)	January 2, 2016	January 3, 2015
Total Assets:
Environmental Services	$133,718	$113,518
Oil Business	132,556	158,577
Unallocated Corporate Assets	36,991	47,724
Total	$303,265	$319,819

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, goodwill, accounts receivable, and inventories allocated to each segment. Assets for the corporate unallocated amounts consist of cash, prepaids, and property, plant, and equipment used at the corporate headquarters.

Total capital expenditures, including business acquisitions net of cash acquired, by segment for fiscal 2015, 2014, and 2013 were as follows:

	For the Fiscal Year Ended,
(Thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Total Capital Expenditures:
Environmental Services	$5,466	$45,031	$18,882
Oil Business	13,327	61,056	20,549
Unallocated Corporate Assets	941	1,018	138
Total	$19,734	$107,105	$39,569

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

The Company had purchase obligations in the form of open purchase orders of $9.8 million as of January 2, 2016, and $15.8 million as of January 3, 2015, primarily for capital expenditures, used oil, catalyst, disposal, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of January 2, 2016 and January 3, 2015, the Company had accrued $6.0 million and $0.7 million related to loss contingencies, respectively.

The Company leases office space, equipment and vehicles under noncancelable operating leases that expire at various dates through 2023. Many of the building leases obligate the Company to pay real estate taxes, insurance, and certain maintenance costs and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $26.5 million, $21.8 million, and $20.4 million for fiscal years 2015, 2014, and 2013, respectively.

Future minimum lease payments under noncancelable operating leases as of January 2, 2016 are as follows:

(Thousands)
Fiscal year:
2016	$18,852
2017	16,941
2018	15,190
2019	11,084
2020	6,584
Thereafter	8,786
Total	$77,437

(14)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2012 through fiscal 2015. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The balance on the federal NOL at January 2, 2016 was $49.4 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $18.3 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options and the vesting of restricted stock directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At January 2, 2016, deferred tax assets do not include $2.5 million of gross excess tax benefits from share-based compensation.

The Company's effective tax rate for fiscal 2015 was 38.9% compared to 33.7% in fiscal 2014. The rate difference is attributable to the impact of non-deductible expenses in an income year as compared to the impact of those non-deductible expenses in a loss year.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2015, 2014, and 2013:

	For the Fiscal Years Ended,
(Thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Current:
Federal	$53	$(44)	$21
State	216	112	171
Foreign	$9	$—	$—
Total current	$278	$68	$192

Deferred:
Federal	$794	$(2,653)	$2,679
State	(155)	(894)	557
Foreign	(18)	(4)	—
Total deferred	$621	$(3,551)	$3,236

Income tax provision (benefit)	$899	$(3,483)	$3,428

A reconciliation of the expected income tax (benefit) expense at the statutory federal rate to the Company's actual income tax (benefit) expense is as follows:

	For the Fiscal Years Ended,
(Thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Tax expense (benefit) at statutory federal rate	$785	$(3,518)	$2,745
State and local tax, net of federal expense (benefit)	42	(476)	508
Shortfalls from share-based compensation	124	145	70
Transaction and transaction-related costs	(454)	157	—
Other	402	209	105
Total income tax provision (benefit)	$899	$(3,483)	$3,428

Components of deferred tax assets (liabilities) are as follows:

	As of,
(Thousands)	January 2, 2016	January 3, 2015
Deferred tax assets:
Net operating loss carryforward	$18,341	$14,109
Stock compensation	1,056	1,099
Tax intangible assets	1,050	1,202
Reserves and accruals	2,030	1,855
Income tax credits	838	796
Allowance for doubtful accounts	881	1,548
Total deferred tax asset	$24,196	$20,609
Less: valuation allowance	(17)	—
Net deferred tax asset	24,179	20,609

Deferred tax liabilities:
Prepaids	$(748)	$(849)
Depreciation and amortization	(26,157)	(22,695)
Total deferred tax liability	(26,905)	(23,544)

Net deferred tax liability	$(2,726)	$(2,935)

Net current deferred tax asset	—	2,549
Net non-current deferred tax liability	(2,726)	(5,484)

Net deferred tax liability	$(2,726)	$(2,935)

As of January 2, 2016, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2012. Federal and state income tax returns for fiscal years 2012 through 2015 are still open for examination.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million and $1.9 million for uncertain tax positions as of January 2, 2016 and January 3, 2015, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations.     No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of January 2, 2016.

The following table summarizes the movement in unrecognized tax benefits:

	For the Fiscal Years Ended,
(Thousands)	January 2, 2016	January 3, 2015
Gross Unrecognized Tax Benefits:
Beginning Balance	$1,932	$273
Additions based on current year's tax positions	743	1,649
Net changes based on prior year's tax positions	(159)	10
Ending Balance	$2,516	$1,932

(15)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of January 2, 2016, the number of shares available for issuance under the Plan was 624,309 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 28, 2013	579,614	$10.98	4.35	$5,133
Exercised	(45,186)	11.21
Options outstanding at January 3, 2015	534,428	$10.97	3.33	$708
Exercised (a)	—	$—
Options outstanding at January 2, 2016	534,428	$10.97	2.34	$224
_____________
(a) There were no stock option exercises in fiscal 2015.

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 8, 2015, the Company granted 22,638 restricted shares for service in fiscal 2015. Expense related to the Board of Directors' restricted stock in fiscal 2015, 2014, and 2013 was $0.3 million per year. The 17,772 shares that were granted to the Board in fiscal 2014 vested on May 1, 2015.

    In February 2013, the Company granted 10,000 restricted shares to a member of management based on performance goals achieved in fiscal 2012 by the individual. The restricted shares were subject to a vesting schedule over a three year period. The award fully vested January 1, 2015. In each of fiscal 2014, and 2013, less than $0.1 million of compensation expense was recorded related to this award.

In February 2014, the Company granted certain members of management 132,107 restricted shares under the Company's 2013 LTIP. These restricted shares are subject to vesting over a three year period which began January 1, 2015. There was approximately $0.5 million and $1.1 million in unrecognized compensation expense remaining related to these awards as of January 2, 2016 and January 3, 2015, respectively. In each of fiscal 2015, 2014, and 2013, $0.6 million of compensation expense was recorded related to these awards.

In February 2015, the Company granted certain members of management 38,372 restricted shares based on their services in fiscal 2014, contingent upon the employees' continued employment with the Company. The restricted shares vest over a three year period which began January 1, 2016. There was approximately $0.2 million and $0.4 million in unrecognized compensation expense remaining related to these awards as of January 2, 2016 and January 3, 2015, respectively. In each of fiscal 2015 and 2014, $0.1 million of compensation expense was recorded related to these awards.

In January 2016, the Company granted certain members of management 42,208 restricted shares based on their services in fiscal 2015, contingent upon the employees' continued employment with the Company. The restricted shares vest over a period of approximately three years, beginning with the grant date in January 2016 and ending with the final vesting in January 2019. There was approximately $0.3 million in unrecognized compensation expense remaining related to these awards as of January 2, 2016. In fiscal 2015, $0.1 million of compensation expense was recorded related to these awards for services performed by the employees in fiscal 2015.

The following table summarizes information about restricted stock awards for the periods ended January 3, 2015 and January 2, 2016:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 28, 2013	100,052	$16.97
Granted	149,879	16.59
Vested	(144,072)	16.88
Nonvested shares outstanding at January 3, 2015	105,859	$16.56
Granted	61,010	12.44
Vested	(75,340)	15.76
Nonvested shares outstanding at January 2, 2016	91,529	$14.47

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

As of January 2, 2016, the Company had reserved 95,984 shares of common stock available for purchase under the ESPP. In fiscal 2015, employees purchased 41,141 shares of the Company’s common stock with a weighted average fair market value of $12.12 per share.

(16)    STOCKHOLDERS' EQUITY

In fiscal 2015 there were no common stock offerings. In the fourth quarter of fiscal 2014, the Company completed a follow-on public offering of common stock. In the follow-on offering, the Company sold 3,565,000 additional shares of common stock at $10.00, raising net proceeds of approximately $33.4 million, after underwriting discounts and transaction costs. The Company used a portion of the net proceeds to pay off the outstanding balance of its revolving credit facility of approximately $9.0 million.

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

(17)    EMPLOYEE SEPARATION ACTIONS

In the fourth quarter of fiscal 2014, in connection with its integration plans of FCC Environmental, the Company communicated to its employees that it planned to implement a reduction in force of approximately 100 employees across the organization. The Company terminated approximately one half of these employees in the fourth quarter of fiscal 2014. Additional employees were given communication that they would be terminated over the next two to nine months and were offered retention bonuses. As a result of these measures, the Company incurred a charge of $2.0 million related to the planned reduction in work force related to future cash severance payments of terminated employees in the fourth quarter of fiscal 2014. In fiscal 2015, the Company incurred additional charges of $0.2 million.

Separation-related costs are recorded in Selling, general, and administrative expenses. The following table summarizes the severance activity recorded in Accrued salaries, wages, and benefits:

(Thousands)	For the Fiscal Year Ended January 2, 2016
Beginning balance	$2,010
Severance expense	206
Payments	(2,216)
Ending balance	$—

(18)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2015, 2014, and 2013 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	For the Fiscal Years Ended,
(Thousands, except per share data)	January 2, 2016	January 3, 2015	December 28, 2013
Net income (loss)	1,410	$(6,865)	$4,645
Less: Income attributable to noncontrolling interest	160	143	100
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,250	$(7,008)	$4,545

Weighted average basic shares outstanding	22,146	18,604	18,224
Dilutive shares for share–based compensation plans	262	—	328
Weighted average diluted shares outstanding	22,408	18,604	18,552

Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	—	338	—

Net income (loss) per share: basic	$0.06	$(0.38)	$0.25
Net income (loss) per share: diluted	$0.06	$(0.38)	$0.24

(19)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2015				Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)
	(In thousands except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues
Product revenues	$34,397	$32,223	$32,888	$34,812	$29,303	$38,614	$38,532	$53,630
Service revenues	49,639	50,718	49,798	65,543	36,662	39,467	39,384	63,460
Total Revenues	$84,036	$82,941	$82,686	$100,355	$65,965	$78,081	$77,916	$117,090
Operating expenses
Operating Costs	$69,714	$64,363	$63,499	$83,132	$57,365	$63,525	$62,588	$107,144
Selling, general, and administrative expenses	11,066	10,615	9,872	13,716	8,843	8,306	8,183	20,314
Depreciation and amortization	4,333	4,298	4,419	4,147	2,626	2,692	2,593	4,966
Impairment of goodwill	—	—	—	3,952
Other (income) expense	(99)	(154)	99	(1,143)	(51)	236	172	(791)
Operating (loss) income	(978)	3,819	4,797	(3,449)	(2,818)	3,322	4,380	(14,543)
Interest expense – net	554	408	405	513	53	33	24	579
(Loss) income before income taxes	$(1,532)	$3,411	$4,392	$(3,962)	$(2,871)	$3,289	$4,356	$(15,122)
(Benefit of) provision for income taxes	(632)	1,413	1,637	(1,519)	(1,235)	1,304	1,942	(5,494)
Net (loss) income	(900)	1,998	2,755	(2,443)	(1,636)	1,985	2,414	(9,628)
Less: Income attributable to noncontrolling interest	41	28	47	44	23	56	3	61
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(941)	$1,970	$2,708	$(2,487)	$(1,659)	$1,929	$2,411	$(9,689)

Net (loss) income per share: basic	(0.04)	0.09	0.12	(0.11)	(0.09)	0.10	0.13	(0.51)
Net (loss) income per share: diluted	(0.04)	0.09	0.12	(0.11)	(0.09)	0.10	0.13	(0.51)

Number of weighted average shares outstanding: basic	22,119	22,138	22,153	22,166	18,402	18,423	18,446	18,985
Number of weighted average shares outstanding: diluted	22,119	22,403	22,438	22,366	18,402	18,781	18,810	18,985

OTHER OPERATING DATA:
Average revenues per working day - Environmental Services	$880	$900	$900	$900	$660	$705	$720	$840

(a)	Reflects a sixteen week quarter.
(b)	Reflects a seventeen week quarter.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 2, 2016. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 2, 2016 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company's management has concluded that, as of January 2, 2016, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of January 2, 2016 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2016 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	534,428	$10.97	624,309
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	534,428	$10.97	624,309

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015
Consolidated Statements of Income for the years ended January 2, 2016, January 3, 2015, and December 28, 2013
Consolidated Statements of Cash Flows for the years ended January 2, 2016, January 3, 2015, and December 28, 2013
Consolidated Statements of Stockholders' Equity for the years ended January 2, 2016, January 3, 2015, and December 28, 2013
Notes to Consolidated Financial Statements

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 16, 2016	By:	/s/ Joseph Chalhoub

Joseph Chalhoub
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2016.

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