Form 10-Q
period 2016-03-26
Heritage-Crystal Clean, Inc.
filed 2016-05-05
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 26, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On May 2, 2016, there were outstanding 22,370,141 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except per Share Amounts)

	March 26, 2016	January 2, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,399	$23,608
Accounts receivable - net	41,891	41,592
Inventory - net	22,253	24,774
Other current assets	4,286	4,810
Total Current Assets	90,829	94,784
Property, plant and equipment - net	132,046	131,365
Equipment at customers - net	23,083	23,172
Software and intangible assets - net	22,161	22,202
Goodwill	31,509	30,325
Total Assets	$299,628	$301,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,077	$25,129
Current maturities of long-term debt and term loan	6,681	6,700
Accrued salaries, wages, and benefits	4,085	4,330
Taxes payable	6,697	6,735
Other current liabilities	4,691	3,617
Total Current Liabilities	46,231	46,511
Term loan, less current maturities	62,936	62,778
Deferred income taxes	1,861	2,726
Total Liabilities	$111,028	$112,015

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,225,537 and 22,213,364 shares issued and outstanding at March 26, 2016 and January 2, 2016, respectively	$222	$222
Additional paid-in capital	183,051	182,558
Retained earnings	4,617	6,385
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	187,890	189,165
Noncontrolling interest	710	668
Total Equity	$188,600	$189,833
Total Liabilities and Stockholders' Equity	$299,628	$301,848

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 26, 2016	March 28, 2015

Revenues
Product revenues	$23,704	$34,397
Service revenues	54,749	49,639
Total revenues	$78,453	$84,036

Operating expenses
Operating costs	$64,247	$69,714
Selling, general, and administrative expenses	12,208	11,066
Depreciation and amortization	4,128	4,333
Other income - net	58	99
Operating loss	(2,072)	(978)
Interest expense – net	518	554
Loss before income taxes	(2,590)	(1,532)
Benefit from income taxes	(864)	(632)
Net loss	(1,726)	(900)
Income attributable to noncontrolling interest	42	41
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(1,768)	$(941)

Net loss per share: basic	$(0.08)	$(0.04)
Net loss per share: diluted	$(0.08)	$(0.04)

Number of weighted average shares outstanding: basic	22,225	22,119
Number of weighted average shares outstanding: diluted	22,225	22,119

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at January 2, 2016	22,213,364	$222	$182,558	$6,385	$189,165	$668	$189,833
Net (loss) income	—	—	—	(1,768)	(1,768)	42	(1,726)
Issuance of common stock – ESPP	12,173	—	119	—	119	—	119
Share-based compensation	—	—	374	—	374	—	374
Balance at March 26, 2016	22,225,537	$222	$183,051	$4,617	$187,890	$710	$188,600

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Quarter Ended,
	March 26, 2016	March 28, 2015
Cash flows from Operating Activities:
Net loss	$(1,726)	$(900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,128	4,333
Non-cash inventory impairment	1,465	2,601
Bad debt provision	(32)	359
Share-based compensation	374	228
Deferred taxes	(865)	(660)
Amortization of deferred gain on lease conversion	(106)	(94)
Other, net	219	(126)
Changes in operating assets and liabilities:
Decrease in accounts receivable	94	1,796
Decrease in inventory	1,083	860
(Increase) decrease in other current assets	525	1,547
Increase (decrease) in accounts payable	504	(4,265)
Increase (decrease) in accrued expenses	566	(1,427)
Cash provided by operating activities	$6,229	$4,252

Cash flows from Investing Activities:
Capital expenditures	$(5,485)	$(5,462)
Proceeds from the sale of property, plant, and equipment	47	—
Business acquisitions, net of cash acquired	(2,100)	—
Cash used in investing activities	$(7,538)	$(5,462)

Cash flows from Financing Activities:
Payments of notes payable	(19)	(76)
Payments of contingent consideration	—	(96)
Proceeds from the issuance of common stock	119	106
Cash provided by (used) in financing activities	$100	$(66)
Net decrease in cash and cash equivalents	(1,209)	(1,276)
Cash and cash equivalents, beginning of period	23,608	21,555
Cash and cash equivalents, end of period	$22,399	$20,279

Supplemental disclosure of cash flow information:
Income taxes paid	$36	$61
Cash paid for interest, net of capitalized interest of $ — and $150, respectively	405	2
Supplemental disclosure of non-cash information:
Payables for construction in progress	$1,062	$388
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 26, 2016

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

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, antifreeze, and accessories; and service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, field services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, byproducts, recycled fuel oil, and used oil; and service revenues include revenues from collecting used oil, collection and disposing of used oil filters and disposing of oily water waste. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Revenue Recognition

The Company derives its revenues primarily from the services it performs and from the sale of processed oil from its used oil re-refinery as well as the sale of recycled fuel oil. Parts cleaning and other service revenues are recognized as the service is performed. Product revenues are recognized at the time risk of loss passes to the customer. The risk of loss passes to customers at various times depending on the particular terms of the sales contract in force with each individual customer. Common thresholds for when risk of loss passes to the customer are at the time that product is loaded onto the shipping vessel or at the time that product is offloaded at the customer’s receiving location. Revenues are recognized only if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the costs of the materials the Company sells and provides in its services, such as solvents and other chemicals, cleaning machines sold to customers, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. The Company’s used solvent that it retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include transportation out to customers, and costs to operate the used oil re-refinery, including personnel costs and utilities.

Operating costs also include the Company's costs of operating its branch system, hubs, waste water treatment, and antifreeze recycling facilities. These costs include personnel costs (including commissions), facility rent and utilities, truck leases, fuel, transportation, and maintenance. Operating costs are not presented separately for products and services.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt.  As of March 26, 2016 and January 2, 2016, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

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

Recently Issued Accounting Pronouncements

In the first quarter of 2016, the Company adopted Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, and Accounting Standards Update No. 2015-15 “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. The adoption of ASU 2015-03 resulted in the reclassification of $1.3 million and $1.4 million of unamortized debt issuance costs from "Other current assets" to "Term loan, less current maturities" as of March 26, 2016 and January 2, 2016, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this update is permitted for all entities. The Company is currently evaluating the effect that implementation of ASU 2016-02 will have on its consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU addresses the simplification of accounting for employee share-based payment transactions as it pertains to income taxes, the classification of awards as equity or liabilities, accounting for forfeitures, statutory tax withholding requirements, and certain classifications on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those periods, with early adoption permitted. The Company is currently evaluating the effect that implementation of ASU 2016-09 will have on its consolidated financial position and results of operations.

(3)    BUSINESS COMBINATIONS

On March 24, 2016, the Company purchased the assets of Phoenix Environmental Services, Inc. and Pipeline Video and Cleaning North Corporation (together "Phoenix Environmental"). The purchase price for the acquisition was set at $2.7 million including $0.3 million placed into escrow, plus contingent consideration of up to $0.3 million based on subsequent business performance.

The Company is continuing to evaluate the purchase price allocations. Preliminary purchase price allocations are tentative and subject to revision as the Company finalizes appraisals and other analyses. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. Final determination of the fair values may result in further adjustments to the values presented. The Company believes that the preliminary allocations provide a reasonable basis for estimating the fair values of assets acquired based on the information available. The Phoenix Environmental purchase price allocation is preliminary as the Company is still in the process of obtaining information to finalize the purchase price, net cash paid, and estimated fair values of the assets presented below.
The Company expects to finalize the purchase price allocation no later than one year from the purchase date.

The following table summarizes the estimated fair values of the assets acquired related to the acquisition:

(Thousands)	Phoenix Environmental Services

Accounts receivable	$361
Inventory	27
Property, plant, & equipment	374
Equipment at customers	55
Intangible assets	710
Goodwill(a)	1,173
Total purchase price	2,700
Less: cash placed into escrow in Q2 2016	(300)
Less: contingent consideration	(300)
Net cash paid	$2,100
______________
(a)Goodwill recognized from the acquisition of Phoenix Environmental represents the excess of the fair value of the net assets acquired over the purchase price, and is based upon the Company's expectations of synergies from combining the operations of Phoenix Environmental and the Company, and the value of intangible assets that are not separately recognized, such as the assembled workforce. Goodwill of $1.2 million was assigned to the Environmental Services reporting unit. All goodwill is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the Phoenix Environmental acquisition that occurred in fiscal 2016 had occurred January 3, 2015 (in thousands, except per share data). The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the period presented.

	First Quarter Ended,
	March 26, 2016	March 28, 2015
Total revenues	$79,156	$84,811
Net income (loss)	(1,808)	(772)
Income (loss) per share
Basic	$(0.08)	$(0.04)
Diluted	(0.08)	(0.04)

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	March 26, 2016	January 2, 2016
Trade	$39,585	$38,379
Less: allowance for doubtful accounts	2,051	2,207
Trade - net	37,534	36,172
Related parties	944	1,250
Other	3,413	4,170
Total accounts receivable - net	$41,891	$41,592

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 26, 2016 and the fiscal year ended January 2, 2016:

	For the Quarter Ended,	For the Fiscal Year Ended,
(Thousands)	March 26, 2016	January 2, 2016
Balance at beginning of period	$2,207	$3,927
Balance acquired from FCC Environmental	—	2,701
Bad debt provision	(32)	1,009
Accounts written off, net of recoveries	(124)	(5,430)
Balance at end of period	$2,051	$2,207

(5)    INVENTORY

The carrying value of inventory consisted of the following:

(Thousands)	March 26, 2016	January 2, 2016
Used oil and processed oil	$7,514	$9,045
Solvents and solutions	5,073	6,285
Machines	3,640	3,827
Drums and supplies	4,599	4,226
Other	1,746	1,681
Total inventory	22,572	25,064
Less: machine refurbishing reserve	319	290
Total inventory - net	$22,253	$24,774

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In the first quarter of 2016, the Company wrote down the value of inventory by $1.5 million compared to a write down of $2.6 million in the first quarter of 2015.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	March 26, 2016	January 2, 2016
Buildings and storage tanks	$69,415	$69,317
Machinery, vehicles, and equipment (a)	76,887	75,129
Leasehold improvements	4,573	4,523
Land	9,303	9,295
Construction in progress	5,509	4,474
Assets held for sale	199	189
Total property, plant and equipment	165,886	162,927
Less: accumulated depreciation	(33,840)	(31,562)
Property, plant and equipment - net	$132,046	$131,365

(Thousands)	March 26, 2016	January 2, 2016
Equipment at customers (a)	$60,154	$59,216
Less: accumulated depreciation	(37,071)	(36,044)
Equipment at customers - net	$23,083	$23,172
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Depreciation expense for the first quarters ended March 26, 2016 and March 28, 2015 was $3.4 million and $3.8 million, respectively.

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

The following table shows changes to our goodwill balances by segment at January 2, 2016, and March 26, 2016:

(Thousands)	Oil Business	Environmental Services	Total

Balance at January 2, 2016	$—	$30,325	$30,325
Phoenix Environmental acquisition	—	1,173	1,173
Currency translation adjustments	—	11	11
Balance at March 26, 2016	$—	$31,509	$31,509

Following is a summary of software and other intangible assets:

	March 26, 2016			January 2, 2016
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$22,926	$4,886	$18,040	$22,202	$4,369	$17,833
Software	4,455	3,448	1,007	4,455	3,382	1,073
Non-compete agreements	2,936	1,827	1,109	2,930	1,713	1,217
Patents, formulae, and licenses	1,769	526	1,243	1,769	510	1,259
Other	1,349	587	762	1,354	534	820
Total software and intangible assets	$33,435	$11,274	$22,161	$32,710	$10,508	$22,202
_______________

Amortization expense was $0.8 million for the first quarter ended March 26, 2016 and $0.5 million for first quarter ended March 28, 2015. The weighted average useful lives of software; customer relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 11 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2016 and for fiscal years 2017, 2018, 2019, and 2020 is $2.5 million, $3.1 million, $2.9 million, $2.6 million, and $2.5 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On October 16, 2014, the Company amended its Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, as amended, allows for up to $140.0 million in borrowings. As of March 26, 2016 and January 2, 2016, the Company's total borrowings were $70.9 million under the term loan which has a maturity date of February 5, 2018. The remaining portion of the credit facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at March 26, 2016 and January 2, 2016. Unamortized debt issuance costs were $1.3 million and $1.4 million as of March 26, 2016 and January 2, 2016, respectively.

During the first quarter of fiscal 2016, the Company recorded interest of $0.6 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first quarter of fiscal 2015, the Company recorded interest of $0.4 million on the term loan, of which less than $0.2 million was capitalized for various capital projects.

As of March 26, 2016 and January 2, 2016, the Company was in compliance with all covenants under the Credit Agreement. As of March 26, 2016 and January 2, 2016, the Company had $3.0 million and $4.4 million of standby letters of credit issued, respectively, and $21.4 million and $34.5 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of March 26, 2016 and March 28, 2015 was 3.5% and 3.2%, respectively.

(9)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck service, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection and used oil re-refining activities, as well as the dehydration of used oil to be sold as recycled fuel oil.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues.

Operating segment results for the first quarters ended March 26, 2016, and March 28, 2015 were as follows:

First Quarter Ended,
March 26, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,029	$18,675	$—	$23,704
Service revenues	47,333	7,416		54,749
Total revenues	$52,362	$26,091	$—	$78,453
Operating expenses
Operating costs	36,806	27,441	—	64,247
Operating depreciation and amortization	1,714	1,580	—	3,294
Profit (loss) before corporate selling, general, and administrative expenses	$13,842	$(2,930)	$—	$10,912
Selling, general, and administrative expenses			12,208	12,208
Depreciation and amortization from SG&A			834	834
Total selling, general, and administrative expenses			$13,042	$13,042
Other income - net			58	58
Operating loss				(2,072)
Interest expense – net			518	518
Loss before income taxes				$(2,590)

First Quarter Ended,
March 28, 2015
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,340	$29,057	$—	$34,397
Service revenues	47,545	2,094		49,639
Total revenues	$52,885	$31,151	$—	$84,036
Operating expenses
Operating costs	38,713	31,001	—	69,714
Operating depreciation and amortization	1,727	1,864	—	3,591
Profit (loss) before corporate selling, general, and administrative expenses	$12,445	$(1,714)	$—	$10,731
Selling, general, and administrative expenses			11,066	11,066
Depreciation and amortization from SG&A			742	742
Total selling, general, and administrative expenses			$11,808	$11,808
Other income – net			99	99
Operating loss				(978)
Interest expense – net			554	554
Loss before income taxes				$(1,532)

Total assets by segment as of March 26, 2016 and January 2, 2016 were as follows:

(Thousands)	March 26, 2016	January 2, 2016
Total Assets:
Environmental Services	$131,439	$133,718
Oil Business	132,237	132,556
Unallocated Corporate Assets	35,952	35,574
Total	$299,628	$301,848

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

The Company has purchase obligations in the form of open purchase orders of $7.4 million as of March 26, 2016, and $9.8 million as of January 2, 2016, primarily for capital expenditures, solvent, and disposal.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 26, 2016 and January 2, 2016, the Company had accrued $5.5 million and $6.0 million, respectively, related to loss contingencies and other contingent liabilities.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2015. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The balance remaining on the NOL, which is primarily the result of bonus depreciation, as of March 26, 2016 was $52.5 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $19.4 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At March 26, 2016, deferred tax assets do not include $2.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the first quarter of fiscal 2016 was 33.4% compared to 41.3% in the first quarter of fiscal 2015. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain expenditures. These expenditures are shown net of the anticipated reimbursement from an unrelated third party for financial reporting purposes, whereas for income tax purposes the expenditures are recorded on a gross basis.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of March 26, 2016 and January 2, 2016. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 26, 2016, the number of shares available for issuance under the Plan was 582,101 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at January 2, 2016	534,428	$10.97	2.34	$224
Exercised	—	—
Options outstanding at March 26, 2016	534,428	$10.97	2.11	$128

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 8, 2015, the Company granted 22,638 restricted shares for service in fiscal 2015. In the second quarter of fiscal 2016, the Company will grant restricted shares to the Board of Directors for service in fiscal 2016. As of March 26, 2016, there was $0.2 million unrecognized expense associated with these awards, which will be recorded throughout fiscal 2016. Expense related to the Board of Directors' restricted stock in both the first quarters of fiscal 2016 and 2015 was $0.1 million.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period starting January 1, 2015. There was approximately $0.4 million and $0.5 million in unrecognized compensation expense remaining related to these awards as of March 26, 2016 and January 2, 2016, respectively. In each of the first quarters of fiscal 2016 and 2015, approximately $0.1 million of compensation expense was recorded related to these awards.

In February 2015, the Company granted certain members of management 38,372 restricted shares based on their services in fiscal 2014 and contingent upon the employee's continued employment with the Company. The restricted shares vest over a three year period starting January 1, 2016. As of March 26, 2016 and January 2, 2016, there was approximately $0.2 million in unrecognized compensation expense remaining related to these awards. In each of the first quarters of fiscal 2016 and fiscal 2015, less than $0.1 million was recorded as compensation expense related to these awards.

In January 2016, the Company granted certain members of management 42,208 restricted shares based on their services in fiscal 2015 and contingent upon the employees' continued employment with the Company. The restricted shares vest over a period of approximately three years, beginning with the grant date in January 2016 and ending with the final vesting in January 2019. As of March 26, 2016 and January 2, 2016, there was approximately $0.3 million in unrecognized compensation expense remaining related to these awards. In each of the first quarters of fiscal 2016 and fiscal 2015, less than $0.1 million was recorded as compensation expense related to these awards.

The following table summarizes information about restricted stock awards for the period ended March 26, 2016:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 2, 2016	91,529	$14.47
Granted	42,208	9.88
Nonvested shares outstanding at March 26, 2016	133,737	$13.02

Employee Stock Purchase Plan

As of March 26, 2016, the Company had reserved 83,811 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first quarter of fiscal 2016, employees purchased 12,173 shares of the Company’s common stock with a weighted average fair market value of $9.76 per share.

(13) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2016 and 2015, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	First Quarter Ended,
(Thousands, except per share data)	March 26, 2016	March 28, 2015
Net loss	$(1,726)	$(900)
Less: Income attributable to noncontrolling interest	42	41
Net loss attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$(1,768)	$(941)

Weighted average basic shares outstanding	22,225	22,119

Number of anti-dilutive potentially issuable shares excluded from diluted shares outstanding calculation	150	230

Net loss per share: basic	$(0.08)	$(0.04)
Net loss per share: diluted	$(0.08)	$(0.04)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 16, 2016. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2015 filed with the SEC on March 16, 2016. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods ended March 26, 2016 and March 28, 2015, each referred to as "quarter ended" or "first quarter ended" or "first fiscal quarter" and "first quarter" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens.  We operate from a network of 83 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 66.7% of our total revenues for the first quarter of fiscal 2016. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for 33.3% of our total company revenues in the first quarter of fiscal 2016.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and byproducts. We supply the base oil to firms that produce and market finished lubricants. Our used oil re-refinery currently has an input capacity of approximately 75 million gallons of used oil feedstock per year when operating at full capacity.

On March 24, 2016, we purchased the assets of Phoenix Environmental. Services, Inc. and Pipeline Video and Cleaning North Corporation (together Phoenix Environmental"). The purchase price for the acquisition was set at $2.7 million including $0.3 million placed into escrow, plus contingent consideration of up to $0.3 million based on subsequent business performance.

For further discussion on this acquisition, see Note 3 in our consolidated financial statements included elsewhere in this document.

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

There were no material changes in the first three months of fiscal 2016 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the First Quarter Ended,
(Thousands)	March 26, 2016		March 28, 2015

Revenues
Product revenues	$23,704	30.2%	$34,397	40.9%
Service revenues	54,749	69.8%	49,639	59.1%
Total Revenues	$78,453	100.0%	$84,036	100.0%
Operating expenses -
Operating costs	$64,247	81.9%	$69,714	83.0%
Selling, general and administrative expenses	12,208	15.6%	11,066	13.2%
Depreciation and amortization	4,128	5.3%	4,333	5.2%
Other income - net	58	—%	99	—%
Operating loss	(2,072)	(2.6)%	(978)	(1.2)%
Interest expense – net	518	0.7%	554	0.7%
Loss before income taxes	(2,590)	(3.3)%	(1,532)	(1.8)%
Benefit from income taxes	(864)	(1.1)%	(632)	(0.8)%
Net loss	(1,726)	(2.2)%	(900)	(1.1)%
Income attributable to noncontrolling interest	42	0.1%	41	—%
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(1,768)	(2.3)%	$(941)	(1.1)%

Revenues

For the first quarter of fiscal 2016, revenues decreased $5.6 million, or 6.6%, from $84.0 million in the first quarter of fiscal 2015 to $78.5 million in the first quarter of fiscal 2016. Revenues in our Environmental Services segment were down by $0.5 million in the first quarter of 2016 compared to the first quarter of 2015 mainly due the downturn in activity at customers directly involved in and related to the energy sector, as well as lower energy surcharge revenue. In our Oil Business segment, revenues dropped $5.1 million in the first quarter of fiscal 2016 compared to the first quarter fiscal 2015 mainly due to lower selling prices for our base oil and RFO products. The average price for our base lube oil product decreased approximately 35% from the same quarter in 2015.

Operating expenses

Operating costs

Operating costs decreased $5.5 million, or 7.8%, from the first quarter of fiscal 2015 to the first quarter of fiscal 2016. The decrease in operating costs was primarily a result of lower market value of our oil-based inventory due to steady decreases in crude oil prices quarter over quarter. Additionally, lower crude oil prices resulted in lower solvent costs in our Environmental Services segment. In the first quarter of fiscal 2016, we wrote down the value of solvent inventories by $0.8 million and oil inventories by $0.7 million for a total write down of inventories during the quarter of $1.5 million as a result of lower crude oil and related product prices. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases, however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business, we expect our operating costs will also increase in the future as our throughput capacity has increased at our re-refinery. We also expect that a change in the price for crude oil could impact our used oil collection costs and processing costs at our re-refinery either favorably or unfavorably.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1.1 million, or 10.3%, from the first quarter of fiscal 2015 to the first quarter of fiscal 2016. Compared to the first quarter of fiscal 2015, costs increased in the first quarter of fiscal 2016 for legal and consulting fees, but partially offset by lower third party services expense and the absence of FCC Environmental integration costs that were incurred in the first quarter of fiscal 2015.

Interest expense

Interest expense for the first quarter of fiscal 2016 was $0.5 million compared to interest expense of $0.6 million in the first quarter of fiscal 2015. Interest expense incurred is a result of our Term Loan of $70.9 million as of March 26, 2016. In the first quarters of fiscal 2016 and 2015, we capitalized less than $0.1 million and $0.2 million in interest, respectively.

Provision for income taxes

Our effective tax rate for the first quarter of fiscal 2016 was 33.4% compared to 41.3% in first quarter of fiscal 2015. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain expenditures. These expenditures are shown net of the anticipated reimbursement from an unrelated third party for financial reporting purposes, whereas for income tax purposes the expenditures are recorded on a gross basis.

Segment Information

The following table presents revenues by operating segment:

	For the First Quarter Ended,		Decrease

(Thousands)	March 26, 2016	March 28, 2015	$	%

Revenues:
Environmental Services	$52,362	$52,885	$(523)	(1.0)%
Oil Business	26,091	31,151	(5,060)	(16.2)%
Total	$78,453	$84,036	$(5,583)	(6.6)%

In the first quarter of fiscal 2016, Environmental Services revenues decreased $0.5 million, or 1.0%, from $52.9 million in the first quarter of fiscal 2015 to $52.4 million in the first quarter of fiscal 2016. Revenues were down mainly due to the downturn in activity of customers directly involved in, or related to, the oil industry, the loss of certain customers, and lower energy surcharge revenue.

At the end of the first quarter of fiscal 2016, the Environmental Services segment was operating in 83 branch locations compared with 84 at the end of the first quarter of fiscal 2015.  There were 82 branches that were in operation throughout both the first quarters of fiscal 2016 and fiscal 2015. Same branch sales increased $0.6 million, or 1.2%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, primarily due to an increase in sales to former FCC Environmental customers.

In the first quarter of fiscal 2016, Oil Business revenues decreased $5.1 million compared to the first quarter of fiscal 2015. The decrease in Oil Business revenues was mainly due to lower selling prices for our base oil and RFO products. The decline in revenue was partially offset by higher volume of base oil sold, and revenue from used oil collection charges. Although we produced and sold more base lube oil in the first quarter of fiscal 2016 than in the first quarter of fiscal 2015, low base oil prices offset the increase in volume. As a result of the expanded capacity at our re-refinery, during the first quarter of fiscal 2016, we sold approximately 10.5 million gallons of base oil compared to the first quarter of fiscal 2015, when we sold approximately 9.5 million gallons of base oil.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A:

	For the First Quarter Ended,		Increase (decrease)

(Thousands)	March 26, 2016	March 28, 2015	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$13,842	$12,445	$1,397	11.2%
Oil Business	(2,930)	(1,714)	(1,216)	(70.9)%
Total	$10,912	$10,731	$181	1.7%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before SG&A increased 11.2% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 mainly due to lower operating costs aided by lower solvent costs due to much lower crude oil prices during the quarter compared to the prior year quarter. Profit margin in the Environmental Services segment was negatively impacted by a lower of cost or market adjustment to inventory of $0.7 million recorded in the first quarter of fiscal 2016 compared to a lower of cost or market adjustment to inventory of $1.7 million in the first quarter of fiscal 2015.

The recovery of used solvent from customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. Sales of reuse solvent provided a negative impact during the first quarter of fiscal 2016 of $0.3 million compared to a negative impact of $0.9 million in the first quarter of fiscal 2015 as a result of falling solvent prices.

Oil Business loss before corporate SG&A was $2.9 million in the first quarter of fiscal 2016 compared to a loss of $1.7 million in the first quarter of fiscal 2015. For the first quarter of fiscal 2016, Oil Business margins were negatively impacted by lower base oil pricing and Recycled Fuel Oil ("RFO") pricing. Additionally, the spread between the price we sold our oil products for and the price we charged to collect used oil from our used oil collection customers was lower in the first quarter of 2016 compared to the spread in the first quarter of 2015.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 26, 2016 and January 2, 2016, cash and cash equivalents were $22.4 million and $23.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On October 16, 2014, in connection with our acquisition of FCC Environmental, we amended our Amended and Restated Credit Agreement ("Credit Agreement") to allow for up to $140.0 million in borrowings (the "Credit Facility"). The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued. As of March 26, 2016 and January 2, 2016, our total borrowings were $70.9 million under the term loan component of the Credit Facility which has a maturity date of February 5, 2018. The remaining portion of the Credit Facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolving loan portion at March 26, 2016 and January 2, 2016.

During the first quarter of fiscal 2016, we recorded interest expense of $0.6 million on the term loan net of less than $0.1 million of expense capitalized for various capital projects. During the first quarter of fiscal 2015, we recorded interest expense of $0.4 million on the term loan, of which less than $0.2 million was capitalized for various capital projects.

As of March 26, 2016 and January 2, 2016, we were in compliance with all covenants under the Credit Agreement. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•	A total leverage ratio no greater than 3.0 to 1.0; and

•	A capital expenditures covenant limiting annual capital expenditures to $15.0 million

As of March 26, 2016 and January 2, 2016, we had $3.0 million of standby letters of credit issued, and $21.4 million was available for borrowing under the revolving loan portion of our credit facility.

Our weighted average interest rate for all debt outstanding as of March 26, 2016 and March 28, 2015 was 3.5% and 3.2%, respectively.

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

Summary of Cash Flow Activity

	First Quarter Ended,
(Thousands)	March 26, 2016	March 28, 2015
Net cash provided by (used in):
Operating activities	$6,229	$4,252
Investing activities	(7,538)	(5,462)
Financing activities	100	(66)
Net decrease in cash and cash equivalents	$(1,209)	$(1,276)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2016 and the first quarter of fiscal 2015 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Payable — The change in accounts payable favorably affected cash flows from operations by $4.8 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The favorable increase was mainly due to much larger decreases in accounts payable for used oil, solvent and fuel during the first fiscal quarter of 2015 compared to the first fiscal quarter in 2016.

•
Accounts Receivable — The change in accounts receivable negatively affected cash flows from operations by $1.7 million the first quarter of 2016 compared to the first quarter of fiscal 2015 due to higher cash collection of receivables in the first fiscal quarter of 2015.

•
Earnings decline — Our increase in net loss in the first quarter of fiscal 2016 negatively impacted our net cash provided by operating activities by $0.8 million compared to the first quarter of fiscal 2015.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets — We used $5.5 million and $5.5 million for capital expenditures and software and intangible assets during the first quarters of fiscal 2016 and fiscal 2015, respectively.  During the first quarter of fiscal 2016, we spent $2.9 million for capital improvements to the re-refinery compared to $2.0 million in the first quarter of fiscal 2015. Additionally, in the first quarter of fiscal 2016, approximately $0.9 million of the capital expenditures were for purchases of parts cleaning machines compared to $1.4 million of capital expenditures for purchases of parts cleaning machines in the first quarter of fiscal 2015.  The remaining $1.7 million in the first quarter of fiscal 2016 was for other capital items compared to $2.1 million spent for other capital items in the first quarter of fiscal 2015.

•
Acquisitions — In the first fiscal quarter of 2016, we used $2.1 million in net cash for the purchase of the assets of Phoenix Environmental Services, Inc. and Pipeline Video and Cleaning North Corporation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during the first quarter of fiscal 2016 were $70.9 million, and the annual effective interest rate for the credit facility for the first quarter of fiscal 2016 was 3.5%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.2 million to our interest expense in the first quarter of fiscal 2016.

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

There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2016 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

We have a tentative agreement with the United States Environmental Protection Agency ("EPA") to settle alleged violations at a site in Virginia that we purchased from FCC Environmental, LLC ("Seller") in October 2014. The violations occurred prior to our acquiring the site, and the Seller has indemnified us for all penalties, fines and costs related to this incident. As such, there is no impact to our first quarter of fiscal 2016 financial results as a result of this tentative agreement.

In the second quarter of fiscal 2015, the EPA initiated a proceeding against us with respect to alleged improper management of PCB-contaminated material at our Indianapolis, Indiana re-refinery in 2013.  We have a tentative agreement with the EPA to settle this matter which is expected to be signed by the end of the second quarter of fiscal 2016. The total costs to us included in the tentative agreement are not materially different from the costs accrued in our fiscal 2015 financial statements. There is no material impact to our first quarter 2016 financial results as a result of this tentative agreement.

On July 1, 2015, we received a grand jury subpoena from the DOJ, along with the EPA, requesting certain materials related to the transportation and disposal of wastewater generated by IPC/FCCE and the due diligence documents provided to us in connection with our acquisition of IPC. We continue to cooperate with the EPA and DOJ on their information requests. Our acquisition of the IPC business is governed by a Stock Purchase Agreement which obligates the Seller to indemnify us for certain costs that may arise in connection with this matter. With the exception of attorney's fees and related expenses, no amounts have been accrued related to this investigation as a prediction of the ultimate outcome of this matter cannot be determined.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2016, in connection with the vesting of restricted stock awards held by certain employees, the Company purchased from these employees a total of 11,680 shares of its common stock for a purchase price of $10.60 per share for the sole purposes of satisfying the minimum tax withholding obligations of the employees upon the vesting of a portion of certain restricted stock award grants to them by the Company. No shares were repurchased in the open market.

The following table shows the Company's stock repurchase activity during the three months ended March 26, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2016	11,680	$10.6	—	—

(a) Shares withheld for income tax liabilities upon equity award vestings

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 5, 2016	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer