Form 10-Q
period 2016-06-18
Heritage-Crystal Clean, Inc.
filed 2016-07-28
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 18, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 25, 2016, there were outstanding 22,407,811 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 18, 2016	January 2, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,325	$23,608
Accounts receivable - net	43,487	41,592
Inventory - net	21,553	24,774
Other current assets	6,578	4,810
Total Current Assets	96,943	94,784
Property, plant and equipment - net	130,997	131,365
Equipment at customers - net	23,148	23,172
Software and intangible assets - net	21,539	22,202
Goodwill	31,511	30,325
Total Assets	$304,138	$301,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,116	$25,129
Current maturities of long-term debt	6,659	6,700
Accrued salaries, wages, and benefits	4,775	4,330
Taxes payable	7,223	6,735
Other current liabilities	5,310	3,617
Total Current Liabilities	49,083	46,511
Long term debt, less current maturities	61,426	62,778
Deferred income taxes	2,843	2,726
Total Liabilities	$113,352	$112,015

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,259,042 and 22,213,364 shares issued and outstanding at June 18, 2016 and January 2, 2016, respectively	$223	$222
Additional paid-in capital	183,525	182,558
Retained earnings	6,449	6,385
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	190,197	189,165
Noncontrolling interest	589	668
Total Equity	$190,786	$189,833
Total Liabilities and Stockholders' Equity	$304,138	$301,848

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015

Revenues
Product revenues	$24,695	$32,223	$48,399	$66,620
Service revenues	55,857	50,718	110,606	100,357
Total revenues	$80,552	$82,941	$159,005	$166,977

Operating expenses
Operating costs	$61,711	$64,363	$125,959	$134,077
Selling, general, and administrative expenses	11,521	10,615	23,729	21,681
Depreciation and amortization	4,118	4,298	8,246	8,631
Other (income) - net	(142)	(154)	(201)	(253)
Operating income	3,344	3,819	1,272	2,841
Interest expense – net	451	408	969	962
Income before income taxes	2,893	3,411	303	1,879
Provision for income taxes	1,062	1,413	197	781
Net income	1,831	1,998	106	1,098
Income attributable to noncontrolling interest	—	28	42	69
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,831	$1,970	$64	$1,029

Net income per share: basic	$0.08	$0.09	$—	$0.05
Net income per share: diluted	$0.08	$0.09	$—	$0.05

Number of weighted average shares outstanding: basic	22,246	22,138	22,236	22,129
Number of weighted average shares outstanding: diluted	22,419	22,403	22,392	22,374

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at January 2, 2016	22,213,364	$222	$182,558	$6,385	$189,165	$668	$189,833
Net income	—	—	—	64	64	42	106
Distribution	—	—	—	—	—	(121)	(121)
Issuance of common stock – ESPP	23,040	—	222	—	222	—	222
Share-based compensation	22,638	1	745	—	746	—	746
Balance at June 18, 2016	22,259,042	$223	$183,525	$6,449	$190,197	$589	$190,786

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Half Ended,
	June 18, 2016	June 20, 2015
Cash flows from Operating Activities:
Net income	$106	$1,098
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,246	8,631
Non-cash inventory impairment	1,651	4,415
Bad debt provision	361	721
Share-based compensation	746	590
Deferred taxes	117	647
Amortization of deferred gain on lease conversion	(189)	(176)
Other, net	324	6
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,895)	1,483
Decrease (increase) in inventory	1,598	(2,191)
(Increase) decrease in other current assets	(1,768)	6,149
Increase (decrease) increase in accounts payable	2,620	(8,237)
Increase (decrease) in accrued expenses	2,474	(3,720)
Cash provided by operating activities	$14,391	$9,416

Cash flows from Investing Activities:
Capital expenditures	$(8,671)	$(10,158)
Business acquisitions, net of cash acquired	(2,400)	—
Cash used in investing activities	$(11,071)	$(10,158)

Cash flows from Financing Activities:
Payments on term loan	$(1,704)	$(1,152)
Payments of notes payable	—	(158)
Payments of contingent consideration	—	(96)
Proceeds from the issuance of common stock	222	222
Distributions to noncontrolling interest	(121)	(240)
Cash used in financing activities	$(1,603)	$(1,424)
Net increase (decrease) in cash and cash equivalents	1,717	(2,166)
Cash and cash equivalents, beginning of period	23,608	21,555
Cash and cash equivalents, end of period	$25,325	$19,389

Supplemental disclosure of cash flow information:
Income taxes paid	$242	$61
Cash paid for interest, net of capitalized interest of $ — and $304, respectively	956	724
Supplemental disclosure of non-cash information:
Payables for construction in progress	$284	$222
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 18, 2016

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services primarily to small and mid-sized customers in both the manufacturing and vehicle maintenance sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, waste antifreeze collection and recycling, and field services.  The Company also owns and operates a used oil re-refinery through which it recycles used oil into high quality base oil for lubricants as well as other re-refinery byproducts. The Company also has multiple locations where it dehydrates used oil to be sold as recycled fuel oil. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  The most recent fiscal year ended on January 2, 2016.  Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, antifreeze, and accessories; and service revenues include drum waste removal services, servicing of parts cleaning machines, vacuum truck services, field services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, byproducts, recycled fuel oil, and used oil; and service revenues include revenues from collecting used oil, collecting and recycling of oil filters and collecting and disposing of waste water. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2016. There have been no material changes in these policies or their application.

Recently Issued Accounting Pronouncements

Accounting standards not yet adopted
Standard	Issuance Date	Description	Our Effective Date	Effect on the Financial Statements
ASU 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. (Topic 718)	March 2016
This update addresses the simplification of accounting for employee share-based payment transactions as it pertains to income taxes, the classification of awards as equity or liabilities, accounting for forfeitures, statutory tax withholding requirements, and certain classifications on the statement of cash flows. Early adoption is permitted.
			January 1, 2017	The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations.
ASU 2016-02 Leases (Topic 842)	February 2016
This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early application of the amendments in this update is permitted for all entities.
			January 4, 2019	The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations.
ASU 2014-15 Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (Subtopic 205-40)	August 2014
This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Early adoption is permitted.
			December 31, 2016	The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.
ASU 2014-09 Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date (Topic 606)	May 2014
The underlying principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. Early adoption is not permitted.
December 31, 2017
This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

Recently issued accounting standards adopted
Standard	Issuance Date	Description	Effective Date	Effect on the Financial Statements
2015-03 Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and 2015-15 Interest—Imputation of Interest (Subtopic 835-30)	April 2015
These updates require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement.
January 3, 2016
The adoption of ASU 2015-03 resulted in the reclassification of $1.4 million of unamortized debt issuance costs from "Other current assets" to "Term loan, less current maturities" as of January 2, 2016.

(3)    BUSINESS COMBINATIONS

On March 24, 2016, the Company purchased the assets of Phoenix Environmental Services, Inc. and Pipeline Video and Cleaning North Corporation (together "Phoenix Environmental"). The purchase price for the acquisition was $2.7 million, including $0.3 million placed into escrow and including contingent consideration of up to $0.3 million based on subsequent business performance.

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

The following table summarizes the estimated fair values of the assets acquired related to the acquisition:

(Thousands)	Phoenix Environmental Services

Accounts receivable	$361
Inventory	27
Property, plant, & equipment	374
Equipment at customers	55
Intangible assets	710
Goodwill(a)	1,173
Total purchase price	2,700
Less: contingent consideration	(300)
Net cash paid	$2,400
______________
(a)Goodwill recognized from the acquisition of Phoenix Environmental represents the excess of the fair value of the net assets acquired over the purchase price, and is based upon the Company's expectations of synergies from combining the operations of Phoenix Environmental and the Company, and the value of intangible assets that are not separately recognized, such as the assembled workforce. All of the goodwill was assigned to the Environmental Services reporting unit. All goodwill is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the Phoenix Environmental acquisition that occurred in fiscal 2016 had occurred January 3, 2015. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the period presented.

	Second Quarter Ended,	Second Quarter Ended
(In thousands, except per share data)	June 18, 2016	June 20, 2015
Total revenues	$80,552	$83,670
Net income	1,831	2,023
Income per share
Basic	$0.08	$0.09
Diluted	0.08	0.09

	First Half Ended,	First Half Ended,
(In thousands, except per share data)	June 18, 2016	June 20, 2015
Total revenues	$159,709	$168,480
Net income	43	1,209
Income per share
Basic	$—	$0.05
Diluted	—	0.05

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	June 18, 2016	January 2, 2016
Trade	$41,164	$38,379
Less: allowance for doubtful accounts	2,227	2,207
Trade - net	38,937	36,172
Related parties	972	1,250
Other	3,578	4,170
Total accounts receivable - net	$43,487	$41,592

The following table provides the changes in the Company’s allowance for doubtful accounts for the first half ended June 18, 2016 and the fiscal year ended January 2, 2016:

	For the First Half Ended,	For the Fiscal Year Ended,
(Thousands)	June 18, 2016	January 2, 2016
Balance at beginning of period	$2,207	$3,927
Balance acquired from FCC Environmental, including measurement period adjustments	—	2,701
Provision for bad debts	361	1,009
Accounts written off, net of recoveries	(341)	(5,430)
Balance at end of period	$2,227	$2,207

(5)    INVENTORY

The carrying value of inventory consisted of the following:

(Thousands)	June 18, 2016	January 2, 2016
Used oil and processed oil	$7,918	$9,045
Solvents and solutions	4,658	6,285
Machines	3,408	3,827
Drums and supplies	4,222	4,226
Other	1,678	1,681
Total inventory	21,884	25,064
Less: machine refurbishing reserve	331	290
Total inventory - net	$21,553	$24,774

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company wrote down the value of inventory by $0.2 million in the second quarter of 2016, compared to a write down of $1.8 million in the second quarter of 2015. Total inventory write-downs for the first half of fiscal 2016 and the first half of fiscal 2015 were $1.7 million and $4.4 million, respectively. Write-downs in the second quarter of 2016 pertain to solvents and solutions inventory. Write-downs in 2015 and the first quarter of 2016 pertain to used oil and processed oil inventory as well as solvents and solutions inventory.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	June 18, 2016	January 2, 2016
Machinery, vehicles, and equipment (a)	$77,024	$75,129
Buildings and storage tanks	69,569	69,317
Land	9,308	9,295
Leasehold improvements (a)	4,585	4,523
Construction in progress	6,546	4,474
Assets held for sale	148	189
Total property, plant and equipment	167,180	162,927
Less: accumulated depreciation	(36,183)	(31,562)
Property, plant and equipment - net	$130,997	$131,365

(Thousands)	June 18, 2016	January 2, 2016
Equipment at customers (a)	$61,233	$59,216
Less: accumulated depreciation	(38,085)	(36,044)
Equipment at customers - net	$23,148	$23,172
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Depreciation expense for the second quarters ended June 18, 2016 and June 20, 2015 was $3.4 million and $3.6 million, respectively. Depreciation expense for the first half ended June 18, 2016 and the first half ended June 20, 2015 was $6.7 million and $7.4 million, respectively.

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

The following table shows changes to our goodwill balances by segment from January 2, 2016, to June 18, 2016:

(Thousands)	Oil Business	Environmental Services	Total

Balance at January 2, 2016	$—	$30,325	$30,325
Phoenix Environmental acquisition	—	1,173	1,173
Currency translation adjustments	—	13	13
Balance at June 18, 2016	$—	$31,511	$31,511

Following is a summary of software and other intangible assets:

	June 18, 2016			January 2, 2016
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$22,933	$5,408	$17,525	$22,202	$4,369	$17,833
Software	4,573	3,500	1,073	4,455	3,382	1,073
Non-compete agreements	2,940	1,936	1,004	2,930	1,713	1,217
Patents, formulae, and licenses	1,769	541	1,228	1,769	510	1,259
Other	1,349	640	709	1,354	534	820
Total software and intangible assets	$33,564	$12,025	$21,539	$32,710	$10,508	$22,202

Amortization expense was $0.7 million for the second quarter ended June 18, 2016 and $0.7 million for second quarter ended June 20, 2015. Amortization expense was $1.5 million for the first half ended June 18, 2016 and $1.2 million for first half ended June 20, 2015. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 11 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2016 and for fiscal years 2017, 2018, 2019, and 2020 is $1.8 million, $3.2 million, $2.9 million, $2.6 million, and $2.5 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On October 16, 2014, the Company amended its Amended and Restated Credit Agreement ("Credit Agreement", or "Credit Facility"). The Credit Agreement, as amended, allows for up to $140.0 million in borrowings. As of June 18, 2016 and January 2, 2016, the Company's total borrowings were $69.2 million and $70.9 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the Credit Facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at June 18, 2016 and January 2, 2016. Unamortized debt issuance costs were $1.1 million and $1.4 million as of June 18, 2016 and January 2, 2016, respectively.

During the second quarter of fiscal 2016, the Company recorded interest of $0.5 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first half of fiscal 2016, the Company recorded interest of $1.0 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the second quarter of fiscal 2015, the Company recorded interest of $0.4 million on the term loan and capitalized $0.2 million for various capital projects. During the first half of fiscal 2015, the Company recorded interest of $0.8 million on the term loan and capitalized $0.3 million for various capital projects.

As of June 18, 2016 and January 2, 2016, the Company was in compliance with all covenants under the Credit Agreement. As of June 18, 2016 and January 2, 2016, the Company had $3.0 million and $4.4 million of standby letters of credit issued, respectively, and $19.8 million and $34.5 million was available for borrowing under the Credit Facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of June 18, 2016 and June 20, 2015 was 3.2% and 3.2%, respectively.

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

Operating segment results for the second quarters and first halves ended June 18, 2016, and June 20, 2015 were as follows:

Second Quarter Ended,
June 18, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,106	$19,589	$—	$24,695
Service revenues	47,331	8,526	—	55,857
Total revenues	$52,437	$28,115	$—	$80,552
Operating expenses
Operating costs	35,631	26,080	—	61,711
Operating depreciation and amortization	1,710	1,591	—	3,301
Profit before corporate selling, general, and administrative expenses	$15,096	$444	$—	$15,540
Selling, general, and administrative expenses			11,521	11,521
Depreciation and amortization from SG&A			817	817
Total selling, general, and administrative expenses			$12,338	$12,338
Other (income) - net			(142)	(142)
Operating income				3,344
Interest expense – net			451	451
Income before income taxes				$2,893

Second Quarter Ended,
June 20, 2015
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,370	$26,853	$—	$32,223
Service revenues	47,600	3,118	—	50,718
Total revenues	$52,970	$29,971	$—	$82,941
Operating expenses
Operating costs	35,591	28,772	—	64,363
Operating depreciation and amortization	1,671	1,840	—	3,511
Profit (loss) before corporate selling, general, and administrative expenses	$15,708	$(641)	$—	$15,067
Selling, general, and administrative expenses			10,615	10,615
Depreciation and amortization from SG&A			787	787
Total selling, general, and administrative expenses			$11,402	$11,402
Other (income) - net			(154)	(154)
Operating income				3,819
Interest expense – net			408	408
Income before income taxes				$3,411

First Half Ended,
June 18, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$10,135	$38,264	$—	$48,399
Service revenues	94,663	15,943	$—	110,606
Total revenues	$104,798	$54,207	$—	$159,005
Operating expenses
Operating costs	72,436	53,523	—	125,959
Operating depreciation and amortization	3,424	3,171	—	6,595
Profit (loss) before corporate selling, general, and administrative expenses	$28,938	$(2,487)	$—	$26,451
Selling, general, and administrative expenses			23,729	23,729
Depreciation and amortization from SG&A			1,651	1,651
Total selling, general, and administrative expenses			$25,380	$25,380
Other (income) - net			(201)	(201)
Operating income				1,272
Interest expense – net			969	969
Income before income taxes				$303

First Half Ended,
June 20, 2015
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$10,710	$55,910	$—	$66,620
Service revenues	95,145	5,212	—	100,357
Total revenues	$105,855	$61,122	$—	$166,977
Operating expenses
Operating costs	74,304	59,773	—	134,077
Operating depreciation and amortization	3,398	3,704	—	7,102
Profit (loss) before corporate selling, general, and administrative expenses	$28,153	$(2,355)	$—	$25,798
Selling, general, and administrative expenses			21,681	21,681
Depreciation and amortization from SG&A			1,529	1,529
Total selling, general, and administrative expenses			$23,210	$23,210
Other (income) - net			(253)	(253)
Operating income				2,841
Interest expense – net			962	962
Income before income taxes				$1,879

Total assets by segment as of June 18, 2016 and January 2, 2016 were as follows:

(Thousands)	June 18, 2016	January 2, 2016
Total Assets:
Environmental Services	$129,740	$133,718
Oil Business	135,226	132,556
Unallocated Corporate Assets	39,172	35,574
Total	$304,138	$301,848

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

The Company has purchase obligations in the form of open purchase orders of $8.0 million as of June 18, 2016, and $9.8 million as of January 2, 2016, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 18, 2016 and January 2, 2016, the Company had accrued $5.5 million and $6.0 million related to loss contingencies and other contingent liabilities, respectively.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2015. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The balance remaining on the NOL, which is primarily the result of bonus depreciation, as of June 18, 2016 was $50.3 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $18.9 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At June 18, 2016, deferred tax assets do not include $2.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the second quarter of fiscal 2016 was 36.7% compared to 41.4% in the second quarter of fiscal 2015. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain expenditures. These expenditures are shown net of the anticipated reimbursement from an unrelated third party for financial reporting purposes, whereas for income tax purposes the expenditures are recorded on a gross basis.

The Company's effective tax rate for the first half of fiscal 2016 was 65.0% compared to 41.6% in the first half of fiscal 2015. The rate increase is primarily attributed to certain state income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively high tax expense when compared to relatively low year-to-date pre-tax income in the first half of 2016.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of June 18, 2016 and January 2, 2016. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of June 18, 2016, the number of shares available for issuance under the Plan was 553,427 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at January 2, 2016	534,428	$10.97	2.34	$224
Exercised	—	—
Options outstanding at June 18, 2016	534,428	$10.97	1.88	$1,093

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 8, 2015, the Company granted 22,638 restricted shares for service in fiscal 2015, which vested in the second quarter of fiscal 2016. On May 5, 2016, the Company granted 28,674 restricted shares to the Board of Directors for service in fiscal 2016. As of June 18, 2016, there was $0.2 million unrecognized expense associated with these grants, which will be recorded throughout fiscal 2016. Expense related to the Board of Directors' restricted stock in both the first half of fiscal 2016 and the first half of fiscal 2015 was $0.1 million.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period which started January 1, 2015. There was approximately $0.3 million and $0.5 million in unrecognized compensation expense remaining related to these awards as of June 18, 2016 and January 2, 2016, respectively. In the first half of fiscal 2016 and the first half of fiscal 2015, $0.3 million and $0.2 million of compensation expense was recorded related to these awards, respectively.

In February 2015, the Company granted certain members of management 38,372 restricted shares based on their services in fiscal 2014 and contingent upon continued service. The restricted shares vest over a three year period which started January 1, 2016. As of June 18, 2016 and January 2, 2016, there was approximately $0.2 million in unrecognized compensation expense remaining related to these awards. In each of the first halves of fiscal 2016 and fiscal 2015, approximately $0.1 million was recorded as compensation expense related to these awards.

In January 2016, the Company granted certain members of management 42,208 restricted shares based on their services in fiscal 2015 and contingent upon the employees' continued employment with the Company. The restricted shares vest over a period of approximately three years, beginning with the grant date in January 2016 and ending with the final vesting in January 2019. As of June 18, 2016 and January 2, 2016, there was approximately $0.3 million in unrecognized compensation expense remaining related to these awards. In the first half of fiscal 2016 and fiscal 2015, approximately $0.1 million and $0.2 million was recorded as compensation expense related to these awards, respectively.

The following table summarizes the restricted stock activity for the period ended June 18, 2016:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 2, 2016	91,529	$14.47
Granted	70,882	9.90
Vested	(22,638)	12.59
Nonvested shares outstanding at June 18, 2016	139,773	$12.46

Employee Stock Purchase Plan

As of June 18, 2016, the Company had reserved 72,944 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first half of fiscal 2016, employees purchased 23,040 shares of the Company’s common stock with a weighted average fair market value of $10.12 per share.

(13) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters of fiscal 2016 and 2015, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Second Quarter Ended,		First Half Ended,
(Thousands)	June 18, 2016	June 20, 2015	June 18, 2016	June 20, 2015
Net income	$1,831	$1,998	$106	$1,098
Less: Income attributable to noncontrolling interest	—	28	42	69
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$1,831	$1,970	$64	$1,029

Weighted average basic shares outstanding	22,246	22,138	22,236	22,129
Dilutive shares from share–based compensation plans	173	265	156	245
Weighted average diluted shares outstanding	22,419	22,403	22,392	22,374

Net income per share: basic	$0.08	$0.09	$—	$0.05
Net income per share: diluted	$0.08	$0.09	$—	$0.05

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 16, 2016. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2015 filed with the SEC on March 16, 2016. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("second quarter" or "quarter") and twenty-four weeks (first "half") ended June 18, 2016 and June 20, 2015, respectively. "Fiscal 2015" represents the 52-week period ended January 2, 2016 and "Fiscal 2016" represents the 52-week period ended December 31, 2016.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens.  We operate from a network of 81 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 66% of our total company revenues for the first half of fiscal 2016. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 34% of our total company revenues in the first half of fiscal 2016.

Our operating costs include the costs of the materials we use in our products and services, such as used oil purchased from third party collectors, solvent, and other chemicals. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Changes in the price of crude oil can impact operating costs indirectly as it may impact the price we pay for solvent or used oil, although we attempt to offset volatility in the oil markets by managing the spread between the costs we pay for our materials and the prices we charge for our products and services. Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, and the costs of operating our re-refinery, recycling centers, hubs, and branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A expense as revenues less operating costs and depreciation and amortization from operations.

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
On March 24, 2016, we purchased the assets of Phoenix Environmental. Services, Inc. and Pipeline Video and Cleaning North Corporation (together Phoenix Environmental"). The purchase price for the acquisition was $2.7 million including $0.3 million placed into escrow, plus contingent consideration of up to $0.3 million based on subsequent business performance.

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

There were no material changes in the first half of fiscal 2016 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Second Quarter Ended,				For the First Half Ended,
(Thousands)	June 18, 2016		June 20, 2015		June 18, 2016		June 20, 2015

Revenues
Product revenues	$24,695	30.7%	$32,223	38.9%	$48,399	30.4%	$66,620	39.9%
Service revenues	55,857	69.3%	50,718	61.1%	110,606	69.6%	100,357	60.1%
Total Revenues	$80,552	100.0%	$82,941	100.0%	$159,005	100.0%	$166,977	100.0%
Operating expenses -
Operating costs	$61,711	76.6%	$64,363	77.6%	$125,959	79.2%	$134,077	80.3%
Selling, general and administrative expenses	11,521	14.3%	10,615	12.8%	23,729	14.9%	21,681	13.0%
Depreciation and amortization	4,118	5.1%	4,298	5.2%	8,246	5.2%	8,631	5.2%
Other (income) - net	(142)	(0.2)%	(154)	(0.2)%	(201)	(0.1)%	(253)	(0.2)%
Operating income	3,344	4.2%	3,819	4.6%	1,272	0.8%	2,841	1.7%
Interest expense – net	451	0.6%	408	0.5%	969	0.6%	962	0.6%
Income before income taxes	2,893	3.6%	3,411	4.1%	303	0.2%	1,879	1.1%
Provision for income taxes	1,062	1.3%	1,413	1.7%	197	0.1%	781	0.5%
Net income	1,831	2.3%	1,998	2.4%	106	0.1%	1,098	0.7%
Income attributable to noncontrolling interest	—	—%	28	—%	42	—%	69	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,831	2.3%	$1,970	2.4%	$64	—%	$1,029	0.6%

Revenues

For the second quarter of fiscal 2016, revenues decreased $2.4 million, or 2.9%, from $82.9 million in the second quarter of fiscal 2015 to $80.6 million in the second quarter of fiscal 2016. For the first half of fiscal 2016, revenues decreased $8.0 million, or 4.8%, from $167 million in the first half of fiscal 2015 to $159.0 million in the first half of fiscal 2016. The declines in revenues in our Environmental Services segment were mainly due to the downturn in activity at customers directly involved in and related to the energy sector, as well as lower energy surcharge revenues. The declines in revenue in our Oil Business segment were mainly due to lower selling prices for our base oil and RFO products, partially offset by higher base oil volume sales and higher used oil collection charges.

Operating expenses

Operating costs

Operating costs decreased $2.7 million, or 4.1%, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016, and $8.1 million, or 6.1%, from the first half of fiscal 2015 to the first half of fiscal 2016. The decrease in operating costs was primarily a result of lower costs for oil-based inventory due to decreases in crude oil prices year over year. Additionally, lower crude oil prices resulted in lower solvent costs in our Environmental Services segment. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases, however, a decrease in crude oil prices could partially offset this cost increase because a decrease in crude oil price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business, we expect our operating costs will also increase in the future as our throughput capacity has increased at our re-refinery. We also expect that a change in the price for crude oil could impact our used oil collection costs and processing costs at our re-refinery either favorably or unfavorably.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $0.9 million, or 8.5%, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016. Selling, general, and administrative expenses increased $2.0 million, or 9.4%, from the first half of fiscal 2015 to the first half of fiscal 2016. The increases in expense was mainly driven by increased legal fees, partially offset by lower outsourcing costs pertaining to information technology. Legal fees were $1.8 million and $3.3 million in the second quarter of 2016 and the first half of 2016, respectively, compared to $0.1 million and $0.4 million in the second quarter of 2015 and the first half of 2015, respectively. The higher legal expenses in fiscal 2016 pertain primarily to arbitration proceedings and environmental matters described in Part II, Item 1 "Legal Proceedings."

Interest expense

Interest expense for the second quarter of fiscal 2016 was $0.5 million compared to interest expense of $0.4 million in the second quarter of fiscal 2015. In both the first half of fiscal 2016 and the first half of fiscal 2015, interest expense was $1.0 million. In the first half of fiscal 2016 we capitalized less than $0.1 million in interest compared to the first half of 2015 when we capitalized $0.3 million in interest.

Provision for income taxes

Our effective tax rate for the first half of fiscal 2016 was 65.0% compared to 41.6% in first half of fiscal 2015. The rate increase is primarily attributed to certain state income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively high tax expense when compared to relatively low year-to-date pre-tax income in the first half of 2016.

Segment Information

The following table presents revenues by operating segment:

	For the Second Quarter Ended,		Change
(Thousands)
	June 18, 2016	June 20, 2015	$	%

Revenues:
Environmental Services	$52,437	$52,970	$(533)	(1.0)%
Oil Business	28,115	29,971	(1,856)	(6.2)%
Total	$80,552	$82,941	$(2,389)	(2.9)%

	For the First Half Ended,		Change
(Thousands)
	June 18, 2016	June 20, 2015	$	%

Revenues:
Environmental Services	$104,798	$105,855	$(1,057)	(1.0)%
Oil Business	54,207	61,122	(6,915)	(11.3)%
Total	$159,005	$166,977	$(7,972)	(4.8)%

In the second quarter of fiscal 2016, Environmental Services revenues decreased by approximately $0.5 million, or 1.0%, from $53.0 million in the second quarter of fiscal 2015 to $52.4 million in the second quarter of fiscal 2016. In the first half of fiscal 2016, Environmental Services revenues decreased $1.1 million, or 1.0%, from $105.9 million in the first half of fiscal 2015 to $104.8 million in the first half of fiscal 2016. The decline in revenue was mainly due to downturn in activity of customers directly involved in, or related to, the energy sector, the loss of certain customers, and lower energy surcharge revenue.

At the end of the second quarter of fiscal 2016, the Environmental Services segment was operating in 81 branch locations compared with 83 at the end of the second quarter of fiscal 2015.  There were 80 branches that were in operation throughout both the second quarters of fiscal 2016 and fiscal 2015. Same branch sales decreased $1.0 million, or 1.9%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. In the first half of fiscal 2016, same branch sales decreased $0.4 million, or 0.4% compared to the first half of fiscal 2015. The decline in second quarter and first half revenue during 2016 was primarily due to the decreased activity of our energy sector customers.

In the second quarter of fiscal 2016, Oil Business revenues decreased $1.9 million compared to the second quarter of fiscal 2015. In the first half of fiscal 2016, Oil Business revenues decreased $6.9 million compared to the first half of fiscal 2015. The revenue decrease was mainly due to lower selling prices for our base oil and RFO products, which was partially offset by higher base oil sales volume. The decline in revenue was further offset by increased revenue from used oil collection charges and stop fees of approximately $5.0 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, and an approximate increase of $8.3 million in the first half of fiscal 2016 compared to the first half of 2015.

During the second quarter of fiscal 2016, the average spot market price for the type of lubricating base oil we produce declined over 27% compared to the second quarter of fiscal 2015. However, the average spot market price during the second quarter was up approximately 12% compared to the first quarter of fiscal 2016.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by operating segment before corporate SG&A expense:

	For the Second Quarter Ended,		Change

(Thousands)	June 18, 2016	June 20, 2015	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$15,096	$15,708	$(612)	(3.9)%
Oil Business	444	(641)	1,085	(169.3)%
Total	$15,540	$15,067	$473	3.1%

	For the First Half Ended,		Change

	June 18, 2016	June 20, 2015	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$28,938	$28,153	$785	2.8%
Oil Business	(2,487)	(2,355)	(132)	5.6%
Total	$26,451	$25,798	$653	2.5%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense decreased 3.9% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. This decrease was mainly due to decreased revenues of 1.0%. Environmental Services profit before corporate SG&A expense increased 2.8% in the first half of fiscal 2016 compared to the first half of fiscal 2015 mainly due to $1.8 million in lower disposal charges, partially offset by a $1.1 million decrease in revenue.

The recovery of used solvent from customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. As a result of falling solvent prices, sales of reuse solvent provided a negative impact on profit before corporate SG&A expense during the first half of fiscal 2016 of $0.3 million, compared to a negative impact of $0.9 million in the first half of fiscal 2015. Sales of reuse solvent did not provide a material impact during the second quarter of fiscal 2016 or in the second quarter of fiscal 2015.

Oil Business income before corporate SG&A expense increased $1.1 million in the second quarter of fiscal 2016, from a loss of $0.6 million in the second quarter of fiscal 2015, to income of $0.4 million in the second quarter of fiscal 2016. This improvement was primarily driven by the increase in used oil collection related charges of approximately $5.0 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.

Oil Business loss before corporate SG&A expense was $2.5 million in the first half of fiscal 2016, compared to a loss of $2.4 million in the first half of fiscal 2015. Oil Business margins were negatively impacted by lower base oil and Recycled Fuel Oil ("RFO") pricing which more than offset the increase in used oil collection related revenue.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 18, 2016 and January 2, 2016, cash and cash equivalents were $25.3 million and $23.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

On October 16, 2014, in connection with our acquisition of FCC Environmental, we amended our Amended and Restated Credit Agreement ("Credit Agreement", or "Credit Facility") to allow for up to $140.0 million in borrowings. As of June 18, 2016 and January 2, 2016, our total borrowings were $69.2 million and $70.9 million, respectively, under the term loan portion of our Credit Facility which has a maturity date of February 5, 2018. The remaining portion of the Credit Facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at June 18, 2016 and January 2, 2016.

During the second quarter of fiscal 2016, we recorded interest of $0.5 million on the term loan and capitalized less than $0.1 million of recorded interest for various capital projects. During the first half of fiscal 2016, we recorded interest of $1.0 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the second quarter of fiscal 2015, we recorded interest of $0.4 million on the term loan and capitalized $0.2 million for various capital projects. During the first half of fiscal 2015, we recorded interest of $0.8 million on the term loan and capitalized $0.3 million for various capital projects.

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

As of June 18, 2016 and January 2, 2016, we were in compliance with all covenants under the Credit Agreement. As of June 18, 2016 and January 2, 2016, we had $3.0 million and $4.4 million of standby letters of credit issued, respectively, and $19.8 million and $34.5 million was available for borrowing under the bank Credit Facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

Our weighted average interest rate for all debt outstanding as of June 18, 2016 and June 20, 2015 was 3.2% and 3.2%, respectively.

We believe that our existing cash, cash equivalents, available borrowings and other sources of financings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  We cannot assure you that this will be the case or that our assumptions regarding revenues and expenses underlying this belief will be accurate.  If, in the future, we require more liquidity than is available to us under our Credit Facility, we may need to raise additional funds, including through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.  If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Summary of Cash Flow Activity

	For the First Half Ended,
	(Dollars in thousands)
	June 18, 2016	June 20, 2015
Net cash provided by (used in):
Operating activities	$14,391	$9,416
Investing activities	(11,071)	(10,158)
Financing activities	(1,603)	(1,424)
Net increase (decrease) in cash and cash equivalents	$1,717	$(2,166)

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2016 and the first half of fiscal 2015 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Payable — The increase in accounts payable favorably affected cash flows from operations by $10.9 million in the first half of fiscal 2016 compared to the first half of fiscal 2015. The increase in accounts payable in the first half of fiscal 2016 was mainly driven by higher legal fees. In the first half of fiscal 2015, accounts payable decreased significantly due to the lower unit cost of raw materials such as used oil and solvent.

•
Accrued expenses — In the first half of fiscal 2016, accrued expenses increased $6.2 million compared to the first half of fiscal 2015 driven mainly by higher legal fee accruals year over year. In the first half of fiscal 2015, accrued expenses decreased due to reductions in accrued severance and lower accrued wages and benefits.

•
Accounts Receivable — The increase in accounts receivable had a negative impact on cash provided by operating activities of $3.4 million compared to the first half of fiscal 2016 compared to the first of fiscal 2015.

•
Other current assets — Cash provided by operating activities was negatively impacted by $7.9 million in the first half of fiscal 2016 compared to the first half of fiscal 2015 primarily due to a decrease in other current assets in fiscal 2015 that did not recur in fiscal 2016. In fiscal 2015 deposits to secure letters of credit, which were recorded in other current assets, were liquidated and returned to the Company's bank accounts. Similar events have not happened in fiscal 2016.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $8.7 million and $10.2 million for capital expenditures during the first halves of fiscal 2016 and fiscal 2015, respectively.  During the first half of fiscal 2016, we spent $4.8 million for capital improvements to the re-refinery, compared to $4.2 million on capital improvements at the re-refinery in the first half of fiscal 2015. Additionally, in the first half of fiscal 2016, approximately $2.0 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.2 million in the first half of fiscal 2015.  The remaining $1.9 million in the first half of fiscal 2016 was for other items including leasehold improvements and intangible assets compared to approximately $2.0 million spent in the first half of fiscal 2015.

•	Acquisitions — In the first half of fiscal 2016, we used $2.4 million for the purchase of the assets of Phoenix Environmental Services, Inc. and Pipeline Video and Cleaning North Corporation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our Credit Facility during the second quarter of fiscal 2016 were $70.1 million, and the annual effective interest rate for the Credit Facility for the second quarter of fiscal 2016 was 3.2%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.7 million to our interest expense in the second quarter of fiscal 2016.

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

There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2016 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

On July 1, 2015, we received a grand jury subpoena from the U.S. Department of Justice ("DOJ"), along with the U.S. Environmental Protection Agency ("EPA), requesting certain materials related to the transportation and disposal of wastewater by International Petroleum Corp. of Delaware ("IPC"), and the due diligence documents provided to us in connection with our acquisition of IPC. We continue to cooperate with the EPA and DOJ on their information requests. We have received indirect communication that the City of Wilmington, Delaware may seek recovery of an undetermined amount related to municipal services allegedly incurred prior to our acquisition of IPC. Our acquisition of the IPC business is governed by a Stock Purchase Agreement which obligates the Seller to indemnify us for certain costs that may arise in connection with this matter. With the exception of attorney's fees and related expenses, no amounts have been accrued related to this investigation as a prediction of the ultimate outcome of this matter cannot be determined.

We are involved in an arbitration with the sellers of IPC and FCC Environmental in order to enforce our rights under the stock purchase agreement. The arbitration includes the matters described above as well as other routine post-closing items related to our acquisition of IPC and FCC Environmental. We expect the arbitration process to be completed by the end of fiscal 2016.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 28, 2016	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer