Form 10-Q
period 2016-09-10
Heritage-Crystal Clean, Inc.
filed 2016-10-20
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 10, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On October 17, 2016, there were outstanding 22,410,470 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 10, 2016	January 2, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,767	$23,608
Accounts receivable - net	47,370	41,592
Inventory - net	20,723	24,774
Other current assets	6,563	4,810
Total Current Assets	104,423	94,784
Property, plant and equipment - net	131,400	131,365
Equipment at customers - net	23,277	23,172
Software and intangible assets - net	20,786	22,202
Goodwill	31,510	30,325
Total Assets	$311,396	$301,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$31,612	$25,129
Current maturities of long-term debt	6,659	6,700
Accrued salaries, wages, and benefits	4,875	4,330
Taxes payable	7,209	6,735
Other current liabilities	3,965	3,617
Total Current Liabilities	54,320	46,511
Long term debt, less current maturities	59,917	62,778
Deferred income taxes	3,699	2,726
Total Liabilities	$117,936	$112,015

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,272,941 and 22,213,364 shares issued and outstanding at September 10, 2016 and January 2, 2016, respectively	$223	$222
Additional paid-in capital	183,788	182,558
Retained earnings	8,784	6,385
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	192,795	189,165
Noncontrolling interest	665	668
Total Equity	$193,460	$189,833
Total Liabilities and Stockholders' Equity	$311,396	$301,848

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015

Revenues
Product revenues	$27,182	$32,888	$75,582	$99,509
Service revenues	54,690	49,797	165,295	150,154
Total revenues	$81,872	$82,685	$240,877	$249,663

Operating expenses
Operating costs	$61,695	$63,499	$187,654	$197,576
Selling, general, and administrative expenses	10,726	9,872	34,455	31,553
Depreciation and amortization	4,196	4,419	12,442	13,050
Other expense (income) - net	1,439	99	1,238	(153)
Operating income	3,816	4,796	5,088	7,637
Interest expense – net	463	404	1,432	1,366
Income before income taxes	3,353	4,392	3,656	6,271
Provision for income taxes	942	1,637	1,140	2,418
Net income	2,411	2,755	2,516	3,853
Income attributable to noncontrolling interest	76	46	117	115
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$2,335	$2,709	$2,399	$3,738

Net income per share: basic	$0.10	$0.12	$0.11	$0.17
Net income per share: diluted	$0.10	$0.12	$0.11	$0.17

Number of weighted average shares outstanding: basic	22,267	22,153	22,246	22,136
Number of weighted average shares outstanding: diluted	22,550	22,438	22,417	22,405

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at January 2, 2016	22,213,364	$222	$182,558	$6,385	$189,165	$668	$189,833
Net income	—	—	—	2,399	2,399	117	2,516
Distribution	—	—	—	—	—	(120)	(120)
Issuance of common stock – ESPP	32,036	1	324	—	325	—	325
Exercise of stock options	2,202	—	16	—	16		16
Share-based compensation	25,339	—	890	—	890	—	890
Balance at September 10, 2016	22,272,941	$223	$183,788	$8,784	$192,795	$665	$193,460

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Three Quarters Ended,
	September 10, 2016	September 12, 2015
Cash flows from Operating Activities:
Net income	$2,516	$3,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,442	13,050
Non-cash inventory impairment	1,651	6,846
Bad debt provision	714	1,081
Share-based compensation	890	815
Deferred taxes	973	2,250
Amortization of deferred gain on lease conversion	(201)	(245)
Other, net	383	914
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,131)	3,031
Decrease (increase) in inventory	2,428	(3,163)
(Increase) decrease in other current assets	(1,753)	3,403
Increase (decrease) increase in accounts payable	8,890	(11,106)
Increase (decrease) in accrued expenses	1,197	(3,704)
Cash provided by operating activities	$23,999	$17,025

Cash flows from Investing Activities:
Capital expenditures	$(12,594)	$(12,526)
Business acquisitions, net of cash acquired	(2,400)	—
Proceeds from the sale of property, plant, and equipment	$304	$106
Cash used in investing activities	$(14,690)	$(12,420)

Cash flows from Financing Activities:
Payments on term loan	$(3,371)	$(5,303)
Payments of notes payable	—	(241)
Payments of contingent consideration	—	(95)
Proceeds from the issuance of common stock	341	345
Distributions to noncontrolling interest	(120)	(410)
Cash used in financing activities	$(3,150)	$(5,704)
Net increase (decrease) in cash and cash equivalents	6,159	(1,099)
Cash and cash equivalents, beginning of period	23,608	21,555
Cash and cash equivalents, end of period	$29,767	$20,456

Supplemental disclosure of cash flow information:
Income taxes paid	$315	$263
Cash paid for interest, net of capitalized interest of $100 and $439, respectively	1,473	1,161
Supplemental disclosure of non-cash information:
Payables for construction in progress	$287	$1,026
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 10, 2016

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

	Third Quarter Ended,	Third Quarter Ended
(In thousands, except per share data)	September 10, 2016	September 12, 2015
Total revenues	$81,872	$83,600
Net income	2,335	2,892
Income per share
Basic	$0.10	$0.13
Diluted	0.10	0.13

	First Three Quarters Ended,	First Three Quarters Ended,
(In thousands, except per share data)	September 10, 2016	September 12, 2015
Total revenues	$241,602	$252,121
Net income	2,357	4,107
Income per share
Basic	$0.11	$0.19
Diluted	0.11	0.18

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	September 10, 2016	January 2, 2016
Trade	$42,597	$38,379
Less: allowance for doubtful accounts	2,394	2,207
Trade - net	40,203	36,172
Related parties	1,378	1,250
Other	5,789	4,170
Total accounts receivable - net	$47,370	$41,592

The following table provides the changes in the Company’s allowance for doubtful accounts for the three quarters ended September 10, 2016 and the fiscal year ended January 2, 2016:

	For the First Three Quarters Ended,	For the Fiscal Year Ended,
(Thousands)	September 10, 2016	January 2, 2016
Balance at beginning of period	$2,207	$3,927
Balance acquired from FCC Environmental, including measurement period adjustments	—	2,701
Provision for bad debts	714	1,009
Accounts written off, net of recoveries	(527)	(5,430)
Balance at end of period	$2,394	$2,207

(5)    INVENTORY

The carrying value of inventory consisted of the following:

(Thousands)	September 10, 2016	January 2, 2016
Used oil and processed oil	$7,254	$9,045
Solvents and solutions	4,543	6,285
Machines	3,127	3,827
Drums and supplies	4,417	4,226
Other	1,630	1,681
Total inventory	20,971	25,064
Less: machine refurbishing reserve	248	290
Total inventory - net	$20,723	$24,774

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the third quarter of 2016, compared to a write down of $2.4 million in the third quarter of 2015. Total inventory write-downs for the first three quarters of fiscal 2016 and the first three quarters of fiscal 2015 were $1.7 million and $6.8 million, respectively. Write-downs in 2015 and the first half of fiscal 2016 pertain to used oil and processed oil inventory as well as solvents and solutions inventory.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	September 10, 2016	January 2, 2016
Machinery, vehicles, and equipment (a)	$77,775	$75,129
Buildings and storage tanks	69,723	69,317
Land	10,368	9,295
Leasehold improvements (a)	4,758	4,523
Construction in progress	7,076	4,474
Assets held for sale	178	189
Total property, plant and equipment	169,878	162,927
Less: accumulated depreciation	(38,478)	(31,562)
Property, plant and equipment - net	$131,400	$131,365

(Thousands)	September 10, 2016	January 2, 2016
Equipment at customers (a)	$62,380	$59,216
Less: accumulated depreciation	(39,103)	(36,044)
Equipment at customers - net	$23,277	$23,172
_______________
(a) Numbers include preliminary fair values of assets acquired in the acquisition described in Note 3 that may be adjusted as additional information becomes known.

Depreciation expense for the third quarters ended September 10, 2016 and September 12, 2015 was $3.4 million and $3.7 million, respectively. Depreciation expense for the first three quarters ended September 10, 2016 and the first three quarters ended September 12, 2015 was $10.2 million and $11.1 million, respectively.

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

The following table shows changes to our goodwill balances by segment from January 2, 2016, to September 10, 2016:

(Thousands)	Oil Business	Environmental Services	Total

Balance at January 2, 2016	$—	$30,325	$30,325
Phoenix Environmental acquisition	—	1,173	1,173
Adjustments	—	12	12
Balance at September 10, 2016	$—	$31,510	$31,510

Following is a summary of software and other intangible assets:

	September 10, 2016			January 2, 2016
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$22,930	$5,927	$17,003	$22,202	$4,369	$17,833
Software	4,573	3,557	1,016	4,455	3,382	1,073
Non-compete agreements	2,939	2,043	896	2,930	1,713	1,217
Patents, formulae, and licenses	1,769	556	1,213	1,769	510	1,259
Other	1,348	690	658	1,354	534	820
Total software and intangible assets	$33,559	$12,773	$20,786	$32,710	$10,508	$22,202

Amortization expense was $0.7 million for the third quarter ended September 10, 2016 and $0.7 million for third quarter ended September 12, 2015. Amortization expense was $2.3 million for the first three quarters ended September 10, 2016 and $1.9 million for first three quarters ended September 12, 2015. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 11 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2016 and for fiscal years 2017, 2018, 2019, and 2020 is $1.0 million, $3.2 million, $2.9 million, $2.6 million, and $2.5 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On October 16, 2014, the Company amended its Amended and Restated Credit Agreement ("Credit Agreement", or "Credit Facility"). The Credit Agreement, as amended, allows for up to $140.0 million in borrowings. As of September 10, 2016 and January 2, 2016, the Company's total borrowings were $67.5 million and $70.9 million, respectively, under the term loan which has a maturity date of February 5, 2018. The remaining portion of the Credit Facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at September 10, 2016 and January 2, 2016. Unamortized debt issuance costs were $0.9 million and $1.4 million as of September 10, 2016 and January 2, 2016, respectively.

During the third quarter of fiscal 2016, the Company recorded interest of $0.5 million on the term loan and capitalized less than $0.1 million for various capital projects. During the first three quarters of fiscal 2016, the Company recorded interest of $1.5 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the third quarter of fiscal 2015, the Company recorded interest of $0.4 million on the term loan and capitalized $0.1 million for various capital projects. During the first three quarters of fiscal 2015, the Company recorded interest of $1.4 million on the term loan and capitalized $0.4 million for various capital projects.

As of September 10, 2016 and January 2, 2016, the Company was in compliance with all covenants under the Credit Agreement. As of September 10, 2016 and January 2, 2016, the Company had $3.0 million and $4.4 million of standby letters of credit issued, respectively, and $8.6 million and $34.5 million was available for borrowing under the Credit Facility. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of September 10, 2016 and September 12, 2015 was 3.2% and 3.1%, respectively.

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

Operating segment results for the third quarters and first three quarters ended September 10, 2016, and September 12, 2015 were as follows:

Third Quarter Ended,
September 10, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,691	$22,491	$—	$27,182
Service revenues	46,591	8,099	—	54,690
Total revenues	$51,282	$30,590	$—	$81,872
Operating expenses
Operating costs	34,456	27,239	—	61,695
Operating depreciation and amortization	1,742	1,618	—	3,360
Profit before corporate selling, general, and administrative expenses	$15,084	$1,733	$—	$16,817
Selling, general, and administrative expenses			10,726	10,726
Depreciation and amortization from SG&A			836	836
Total selling, general, and administrative expenses			$11,562	$11,562
Other expense - net			1,439	1,439
Operating income				3,816
Interest expense – net			463	463
Income before income taxes				$3,353

Third Quarter Ended,
September 12, 2015
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,923	$27,965	$—	$32,888
Service revenues	47,199	2,598	—	49,797
Total revenues	$52,122	$30,563	$—	$82,685
Operating expenses
Operating costs	35,532	27,967	—	63,499
Operating depreciation and amortization	1,647	1,949	—	3,596
Profit before corporate selling, general, and administrative expenses	$14,943	$647	$—	$15,590
Selling, general, and administrative expenses			9,872	9,872
Depreciation and amortization from SG&A			823	823
Total selling, general, and administrative expenses			$10,695	$10,695
Other expense - net			99	99
Operating income				4,796
Interest expense – net			404	404
Income before income taxes				$4,392

First Three Quarters Ended,
September 10, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$14,826	$60,756	$—	$75,582
Service revenues	141,254	24,041	$—	165,295
Total revenues	$156,080	$84,797	$—	$240,877
Operating expenses
Operating costs	106,892	80,762	—	187,654
Operating depreciation and amortization	5,166	4,789	—	9,955
Profit (loss) before corporate selling, general, and administrative expenses	$44,022	$(754)	$—	$43,268
Selling, general, and administrative expenses			34,455	34,455
Depreciation and amortization from SG&A			2,487	2,487
Total selling, general, and administrative expenses			$36,942	$36,942
Other expense - net			1,238	1,238
Operating income				5,088
Interest expense – net			1,432	1,432
Income before income taxes				$3,656

First Three Quarters Ended,
September 12, 2015
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$15,634	$83,875	$—	$99,509
Service revenues	142,344	7,810	—	150,154
Total revenues	$157,978	$91,685	$—	$249,663
Operating expenses
Operating costs	109,836	87,740	—	197,576
Operating depreciation and amortization	5,045	5,653	—	10,698
Profit (loss) before corporate selling, general, and administrative expenses	$43,097	$(1,708)	$—	$41,389
Selling, general, and administrative expenses			31,553	31,553
Depreciation and amortization from SG&A			2,352	2,352
Total selling, general, and administrative expenses			$33,905	$33,905
Other (income) - net			(153)	(153)
Operating income				7,637
Interest expense – net			1,366	1,366
Income before income taxes				$6,271

Total assets by segment as of September 10, 2016 and January 2, 2016 were as follows:

(Thousands)	September 10, 2016	January 2, 2016
Total Assets:
Environmental Services	$130,384	$133,718
Oil Business	137,377	132,556
Unallocated Corporate Assets	43,635	35,574
Total	$311,396	$301,848

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

The Company has purchase obligations in the form of open purchase orders of $7.8 million as of September 10, 2016, and $9.8 million as of January 2, 2016, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 10, 2016 and January 2, 2016, the Company had accrued $5.4 million and $6.0 million related to loss contingencies and other contingent liabilities, respectively.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2015. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The NOL as of September 10, 2016 was $51.9 million, and the remaining deferred tax asset related to the Company’s state and federal NOL was a tax effected balance of $20.0 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At September 10, 2016, deferred tax assets do not include $2.5 million of excess tax benefits from share-based compensation.

The Company's effective tax rate for the third quarter of fiscal 2016 was 28.1% compared to 37.3% in the third quarter of fiscal 2015. The Company's effective tax rate for the first three quarters of fiscal 2016 was 31.2% compared to 38.6% in the first three quarters of fiscal 2015. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain income and expenditures items. The rate decrease attributable to expenditures reported net of anticipated reimbursement from an unrelated third party for financial reporting purposes, but deducted on a gross basis for income tax purposes, is partially offset by expenditures which are expensed for financial reporting purposes but not deductible for income tax purposes.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of September 10, 2016 and January 2, 2016. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of September 10, 2016, the number of shares available for issuance under the Plan was 553,970 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at January 2, 2016	534,428	$10.97	2.34	$224
Exercised	(2,202)	12.35
Options outstanding at September 10, 2016	532,226	$10.98	1.64	$942

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 8, 2015, the Company granted 22,638 restricted shares for service in fiscal 2015, which vested in the second quarter of fiscal 2016. On May 5, 2016, the Company granted 28,674 restricted shares to the Board of Directors for service in fiscal 2016. As of September 10, 2016, there was less than $0.1 million of unrecognized expense associated with these grants, which will be recorded throughout the remainder fiscal 2016. Expense related to the Board of Directors' restricted stock in both the first three quarters of fiscal 2016, and the first three quarters of fiscal 2015 was $0.2 million.

In February 2014, the Company granted certain members of management 132,107 restricted shares based on the Company's performance in fiscal 2013. These restricted shares are subject to a graded vesting schedule over a three year period which started January 1, 2015. There was approximately $0.2 million and $0.5 million in unrecognized compensation expense remaining related to these awards as of September 10, 2016 and January 2, 2016, respectively. In both the first three quarters of fiscal 2016, and the first three quarters of fiscal 2015, compensation expense related to these awards was $0.4 million.

In February 2015, the Company granted certain members of management 38,372 restricted shares based on their services in fiscal 2014 and contingent upon continued service. The restricted shares vest over a three year period which started January 1, 2016. There was approximately $0.1 million and $0.2 million in unrecognized compensation expense remaining related to these awards as of September 10, 2016 and January 2, 2016, respectively. In both the first three quarters of fiscal 2016, and the first three quarters of fiscal 2015, compensation expense related to these awards was approximately $0.1 million.

In January 2016, the Company granted certain members of management 43,208 restricted shares based on their services in fiscal 2015 and contingent upon the employees' continued employment with the Company. The restricted shares vest over a period of approximately three years, beginning with the grant date in January 2016 and ending with the final vesting in January 2019. There was approximately $0.2 million and $0.3 million in unrecognized compensation expense remaining related to these awards as of September 10, 2016 and January 2, 2016, respectively. In the first three quarters of fiscal 2016 and the first three quarters of fiscal 2015, approximately $0.1 million and $0.2 million was recorded as compensation expense related to these awards, respectively.

The following table summarizes the restricted stock activity for the period ended September 10, 2016:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 2, 2016	91,529	$14.47
Granted	71,882	9.92
Vested	(25,882)	12.59
Nonvested shares outstanding at September 10, 2016	137,529	$12.44

Employee Stock Purchase Plan

As of September 10, 2016, the Company had reserved 63,948 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first three quarters of fiscal 2016, employees purchased 32,036 shares of the Company’s common stock with a weighted average fair market value of $10.65 per share.

(13) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters of fiscal 2016 and 2015, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Third Quarter Ended,		First Three Quarters Ended,
(Thousands)	September 10, 2016	September 12, 2015	September 10, 2016	September 12, 2015
Net income	$2,411	$2,755	$2,516	$3,853
Less: Income attributable to noncontrolling interest	76	46	117	115
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$2,335	$2,709	$2,399	$3,738

Weighted average basic shares outstanding	22,267	22,153	22,246	22,136
Dilutive shares from share–based compensation plans	283	285	171	269
Weighted average diluted shares outstanding	22,550	22,438	22,417	22,405

Net income per share: basic	$0.10	$0.12	$0.11	$0.17
Net income per share: diluted	$0.10	$0.12	$0.11	$0.17

(14) OTHER EXPENSE (INCOME)

Other expense for the third quarter of fiscal 2016 includes expenses pertaining to a fine and restitution to be paid by International Petroleum Corp. of Delaware (“IPC”). The net charge to other expense in the third quarter of fiscal 2016 pertaining to this matter was approximately $1.6 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 16, 2016. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2015 filed with the SEC on March 16, 2016. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("third quarter" or "quarter") and thirty-six weeks ("first three quarters") ended September 10, 2016 and September 12, 2015, respectively. "Fiscal 2015" represents the 52-week period ended January 2, 2016 and "Fiscal 2016" represents the 52-week period ended December 31, 2016.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 65% of our total company revenues for the three quarters of fiscal 2016. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 35% of our total company revenues in the first three quarters of fiscal 2016.

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

There were no material changes in the first three quarters of fiscal 2016 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Third Quarter Ended,				For the First Three Quarters Ended,
(Thousands)	September 10, 2016		September 12, 2015		September 10, 2016		September 12, 2015

Revenues
Product revenues	$27,182	33.2%	$32,888	39.8%	$75,582	31.4%	$99,509	39.9%
Service revenues	54,690	66.8%	49,797	60.2%	165,295	68.6%	150,154	60.1%
Total Revenues	$81,872	100.0%	$82,685	100.0%	$240,877	100.0%	$249,663	100.0%
Operating expenses -
Operating costs	$61,695	75.4%	$63,499	76.8%	$187,654	77.9%	$197,576	79.1%
Selling, general and administrative expenses	10,726	13.1%	9,872	11.9%	34,455	14.3%	31,553	12.6%
Depreciation and amortization	4,196	5.1%	4,419	5.3%	12,442	5.2%	13,050	5.2%
Other expense (income) - net	1,439	1.8%	99	0.1%	1,238	0.5%	(153)	(0.1)%
Operating income	3,816	4.7%	4,796	5.8%	5,088	2.1%	7,637	3.1%
Interest expense – net	463	0.6%	404	0.5%	1,432	0.6%	1,366	0.5%
Income before income taxes	3,353	4.1%	4,392	5.3%	3,656	1.5%	6,271	2.5%
Provision for income taxes	942	1.2%	1,637	2.0%	1,140	0.5%	2,418	1.0%
Net income	2,411	2.9%	2,755	3.3%	2,516	1.0%	3,853	1.5%
Income attributable to noncontrolling interest	76	0.1%	46	0.1%	117	—%	115	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$2,335	2.9%	$2,709	3.3%	$2,399	1.0%	$3,738	1.5%

Revenues

For the third quarter of fiscal 2016, revenues decreased $0.8 million, or 1.0%, from $82.7 million in the third quarter of fiscal 2015 to $81.9 million in the third quarter of fiscal 2016. For the three quarters of fiscal 2016, revenues decreased $8.8 million, or 3.5%, from $249.7 million in the three quarters of fiscal 2015 to $240.9 million in the first three quarters of fiscal 2016. The declines in revenues in our Environmental Services segment were mainly due to the downturn in activity at customers directly involved in and related to the energy sector, as well as lower energy surcharge revenues. The declines in revenues in our Oil Business segment were mainly due to lower selling prices for our base oil and RFO products, partially offset by higher base oil volume sales and higher used oil collection charges.

Operating expenses

Operating costs

Operating costs decreased $1.8 million, or 2.8%, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016, and $9.9 million, or 5.0%, from the three quarters of fiscal 2015 to the three quarters of fiscal 2016. The decrease in operating costs was primarily a result of lower costs for oil-based inventory due to decreases in crude oil prices year over year. Additionally, lower crude oil prices resulted in lower solvent costs in our Environmental Services segment. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases, however, a decrease in crude oil prices could partially offset this cost increase because a decrease in crude oil price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business, we expect our operating costs will also increase in the future if our throughput capacity increases at our re-refinery. We also expect that a change in the price for crude oil could impact our used oil collection costs and processing costs at our re-refinery either favorably or unfavorably.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $0.9 million, or 8.7%, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016. Selling, general, and administrative expenses increased $2.9 million, or 9.2%, from the first three quarters of fiscal 2015 to the first three quarters of fiscal 2016. The increases in expense was mainly driven by increased legal fees, partially offset by lower outsourcing costs pertaining to information technology. Legal fees were $2.1 million and $5.5 million in the third quarter of 2016 and the first three quarters of 2016, respectively, compared to $0.1 million and $1.1 million in the third quarter of 2015 and the first three quarters of 2015, respectively. The higher legal expenses in fiscal 2016 pertain primarily to arbitration proceedings and environmental matters described in Part II, Item 1 "Legal Proceedings."

Other expense (income) - net

Other expense (income) - net was $1.4 million of expense for the third quarter of fiscal 2016 compared to $0.1 million of expense for the third quarter of fiscal 2015. Other expense (income) - net was $1.2 million of expense for the first three quarters of fiscal 2016 compared to $0.2 million of income for the first three quarters of fiscal 2015. Other expense for the third quarter of fiscal 2016 includes expenses pertaining to the Company's portion of a fine and restitution to be paid by International Petroleum Corp. of Delaware (“IPC”). The net charge to other expense in the third quarter of fiscal 2016 pertaining to this matter was approximately $1.6 million. Additional information regarding this matter can be found in Part II, Item 1 “Legal Proceedings".

Interest expense

Interest expense for the third quarter of fiscal 2016 was $0.5 million compared to interest expense of $0.4 million in the third quarter of fiscal 2015. In both the first three quarters of fiscal 2016 and the first three quarters of fiscal 2015, interest expense was $1.4 million. In the first three quarters of fiscal 2016 we capitalized less than $0.1 million in interest compared to the first three quarters of 2015 when we capitalized $0.4 million in interest.

Provision for income taxes

Our effective tax rate for the first three quarters of fiscal 2016 was 31.2% compared to 38.6% in the first three quarters of fiscal 2015. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain income and expenditures items. The rate decrease attributable to expenditures reported net of anticipated reimbursement from an unrelated third party for financial reporting purposes, but deducted on a gross basis for income tax purposes, is partially offset by expenditures which are expensed for financial reporting purposes but not deductible for income tax purposes.

Segment Information

The following table presents revenues by operating segment:

	For the Third Quarter Ended,		Change
(Thousands)
	September 10, 2016	September 12, 2015	$	%

Revenues:
Environmental Services	$51,282	$52,122	$(840)	(1.6)%
Oil Business	30,590	30,563	27	0.1%
Total	$81,872	$82,685	$(813)	(1.0)%

	For the First Three Quarters Ended,		Change
(Thousands)
	September 10, 2016	September 12, 2015	$	%

Revenues:
Environmental Services	$156,080	$157,978	$(1,898)	(1.2)%
Oil Business	84,797	91,685	(6,888)	(7.5)%
Total	$240,877	$249,663	$(8,786)	(3.5)%

In the third quarter of fiscal 2016, Environmental Services revenues decreased by approximately $0.8 million, or 1.6%, from $52.1 million in the third quarter of fiscal 2015 to $51.3 million in the third quarter of fiscal 2016. In the first three quarters of fiscal 2016, Environmental Services revenues decreased $1.9 million, or 1.2%, from $158.0 million in the first three quarters of fiscal 2015 to $156.1 million in the first three quarters of fiscal 2016. The decline in revenue was mainly due to a downturn in activity of customers directly involved in, or related to, the energy sector, the loss of certain customers, and lower energy surcharge revenue.

At the end of the third quarter of fiscal 2016, the Environmental Services segment was operating in 83 branch locations compared with 83 at the end of the third quarter of fiscal 2015.  There were 82 branches that were in operation throughout both the third quarters of fiscal 2016 and fiscal 2015.

In the third quarter of fiscal 2016, Oil Business revenues were flat compared to the third quarter of fiscal 2015. In the first three quarters of fiscal 2016, Oil Business revenues decreased $6.9 million compared to the first three quarters of fiscal 2015. The revenue decrease was mainly due to lower selling prices for our base oil and RFO products, which was partially offset by higher base oil sales volume. The decline in revenue was further offset by increased revenue from used oil collection charges and stop fees of $4.6 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, and an approximate increase of $12.9 million in the first three quarters of fiscal 2016 compared to the first three quarters of 2015. During the third quarter of fiscal 2016, we produced base oil at a rate of 92% of the nameplate capacity of our re-refinery which was a slightly lower rate compared to the two prior quarters in fiscal 2016. The decreased production rate was mainly due to a planned, extended shutdown during the fiscal third quarter.

During the third quarter of fiscal 2016, the average spot market price for the type of lubricating base oil we produce declined over 11% compared to the third quarter of fiscal 2015. However, the average spot market price during the third quarter was up approximately 10% compared to the second quarter of fiscal 2016.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by operating segment before corporate SG&A expense:

	For the Third Quarter Ended,		Change

(Thousands)	September 10, 2016	September 12, 2015	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$15,084	$14,943	$141	0.9%
Oil Business	1,733	647	1,086	167.9%
Total	$16,817	$15,590	$1,227	7.9%

	For the First Three Quarters Ended,		Change

(Thousands)	September 10, 2016	September 12, 2015	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$44,022	$43,097	$925	2.1%
Oil Business	(754)	(1,708)	954	55.9%
Total	$43,268	$41,389	$1,879	4.5%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased 0.9% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. This increase was mainly due to lower disposal costs, partially offset by lower revenues, in the fiscal third quarter 2016, compared to the fiscal third quarter of 2015. Environmental Services profit before corporate SG&A expense increased 2.1% in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015 mainly due to $2.7 million in lower disposal charges, partially offset by a $1.9 million decrease in revenue.

The recovery of used solvent from customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. As a result of falling solvent prices, sales of reuse solvent provided a negative impact on profit before corporate SG&A expense during the first three quarters of fiscal 2016 of $0.3 million, compared to a negative impact of $1.3 million in the first three quarters of fiscal 2015. Sales of reuse solvent did not provide a material impact during the third quarter of fiscal 2016 or in the third quarter of fiscal 2015.

Oil Business income before corporate SG&A expense increased $1.1 million in the third quarter of fiscal 2016, from income of $0.6 million in the third quarter of fiscal 2015, to income of $1.7 million in the third quarter of fiscal 2016. This improvement was primarily driven by the increase in used oil collection related charges of $4.6 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

Oil Business loss before corporate SG&A expense was $0.8 million in the first three quarters of fiscal 2016, compared to a loss of $1.7 million in the first three quarters of fiscal 2015. Oil Business margins improved due to higher used oil collection-related revenues, partially offset by lower base oil and Recycled Fuel Oil ("RFO") pricing.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 10, 2016 and January 2, 2016, cash and cash equivalents were $29.8 million and $23.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility. In the future, the Company will have a cash outlay of $3.5 million in conjunction with the settlement described in Part II, Item 1 “Legal Proceedings.”

Debt and Financing Arrangements

On October 16, 2014, in connection with our acquisition of FCC Environmental, we amended our Amended and Restated Credit Agreement ("Credit Agreement", or "Credit Facility") to allow for up to $140.0 million in borrowings. As of September 10, 2016 and January 2, 2016, our total borrowings were $67.5 million and $70.9 million, respectively, under the term loan portion of our Credit Facility which has a maturity date of February 5, 2018. The remaining portion of the Credit Facility is a revolving loan which expires on February 5, 2018. There were no amounts outstanding under the revolver at September 10, 2016 and January 2, 2016.

During the third quarter of fiscal 2016, we recorded interest of $0.5 million on the term loan and capitalized less than $0.1 million of recorded interest for various capital projects. During the first three quarters of fiscal 2016, we recorded interest of $1.5 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. During the third quarter of fiscal 2015, we recorded interest of $0.4 million on the term loan and capitalized $0.1 million for various capital projects. During the first three quarters of fiscal 2015, we recorded interest of $1.4 million on the term loan and capitalized $0.4 million for various capital projects.

Certain covenants of the Credit Agreement, among other things, restrict our ability to incur indebtedness, grant liens, make investments, and sell assets. The Credit Agreement, as amended, contains customary events of default, covenants, and representations and warranties. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•	A total leverage ratio no greater than 3.0 to 1.0; and

•	A capital expenditures covenant limiting certain capital expenditures to $15.0 million annually

As of September 10, 2016 and January 2, 2016, we were in compliance with all covenants under the Credit Agreement. As of September 10, 2016 and January 2, 2016, we had $3.0 million and $4.4 million of standby letters of credit issued, respectively, and $8.6 million and $34.5 million was available for borrowing under the bank Credit Facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio.

Our weighted average interest rate for all debt outstanding as of September 10, 2016 and September 12, 2015 was 3.2% and 3.1%, respectively.

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

Summary of Cash Flow Activity

	For the First Three Quarters Ended,
(Thousands)	September 10, 2016	September 12, 2015
Net cash provided by (used in):
Operating activities	$23,999	$17,025
Investing activities	(14,690)	(12,420)
Financing activities	(3,150)	(5,704)
Net increase (decrease) in cash and cash equivalents	$6,159	$(1,099)

The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2016 and the first three quarters of fiscal 2015 are summarized below:

Net Cash Provided by Operating Activities —

•
Accounts Payable — The increase in accounts payable favorably affected cash flows from operations by $20.0 million in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. The increase in accounts payable in the first three quarters of fiscal 2016 was mainly driven by higher legal fees and amounts payable in conjunction with the settlement described in Part II, Item 1 "Legal Proceedings." In the first three quarters of fiscal 2015, accounts payable decreased significantly due to the lower unit cost of raw materials such as used oil and solvent.

•
Accrued expenses — In the first three quarters of fiscal 2016, accrued expenses increased $4.9 million compared to the first three quarters of fiscal 2015 driven mainly by higher legal fee accruals year over year. In the first three quarters of fiscal 2015, accrued expenses decreased due to reductions in accrued severance and lower accrued wages and benefits.

•
Accounts Receivable — The increase in accounts receivable had a negative impact on cash provided by operating activities of $9.2 million in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015 primarily due to a net increase in the selling price of oil products and used oil collection services during the first three quarters of fiscal 2016 compared to a net decrease in the selling price of oil products during the first three quarters of fiscal 2015.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $12.6 million and $12.5 million for capital expenditures during the first three quarters of fiscal 2016 and fiscal 2015, respectively.  During the first three quarters of fiscal 2016, we spent $6.3 million for capital improvements to the re-refinery, compared to $4.2 million on capital improvements at the re-refinery in the first three quarters of fiscal 2015. Additionally, in the first three quarters of fiscal 2016, approximately $3.2 million of the capital expenditures were for purchases of parts cleaning machines compared to $3.8 million in the first three quarters of fiscal 2015.  The remaining $3.1 million in the first three quarters of fiscal 2016 was for other items including leasehold improvements and intangible assets compared to approximately $4.4 million spent in the first three quarters of fiscal 2015.

•	Acquisitions — In the first three quarters of fiscal 2016, we used $2.4 million for the purchase of the assets of Phoenix Environmental.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our Credit Facility during the third quarter of fiscal 2016 were $70.1 million, and the annual effective interest rate for the Credit Facility for the third quarter of fiscal 2016 was 3.2%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.7 million to our interest expense in the third quarter of fiscal 2016.

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

There was no change in the Company's internal controls over financial reporting that occurred during the third fiscal quarter of 2016 that has materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

On July 1, 2015, we received a grand jury subpoena from the U.S. Department of Justice ("DOJ"), along with the U.S. Environmental Protection Agency ("EPA"), requesting certain materials related to the transportation and disposal of wastewater by International Petroleum Corp. of Delaware ("IPC"), a company acquired along with the acquisition of FCC Environmental, LLC (FCCE), and the due diligence documents provided to us in connection with our acquisition of IPC. Earlier this year we received indirect communication that the City of Wilmington, Delaware was also seeking to recover amounts related to municipal services allegedly incurred prior to our acquisition of IPC. The portion of the IPC operation that was the subject of the investigation was not operating at the time of our acquisition of IPC.

In October 2016 we reached a settlement, subject to final documentation, with the DOJ, EPA and the City of Wilmington, Delaware to settle the above referenced investigation. As part of the settlement IPC will plead guilty to two criminal counts related to activity which occurred prior to our acquisition of IPC and pay a fine of $1.3 million. The two counts include conspiracy to violate the Clean Water Act, 33 U.S.C. § 1319(c)(2) and violation of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(d)(5). The settlement also includes payment of an additional $2.2 million by IPC to the City of Wilmington, Delaware for restitution related to underpayment of sewer fees which occurred prior to our acquisition of IPC. Our acquisition of the IPC business is governed by a Stock Purchase Agreement which obligates the Seller to indemnify us for certain costs that may arise in connection with the above matter. Approximately $1.6 million was charged to other expense (income) - net in our 2016 fiscal third quarter results pertaining to this matter.

We are involved in an arbitration with the sellers of FCCE and IPC in order to enforce our rights under the Stock Purchase Agreement. The arbitration includes the matter described above as well as other routine post-closing items related to our acquisition of FCCE and IPC. It is the Company's position in the arbitration that the sellers of IPC are obligated to indemnify us for the full amount of the fine and restitution. We expect the arbitration process to be completed by the end of fiscal 2016.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in shares of our common stock. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition and results of operations would suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. Risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended January 2, 2016, except those set forth below.

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

We have in the past been subject to penalties and fines for noncompliance with environmental regulations and could be subject to penalties and fines in the future. For example, as described in “Legal Proceedings,” on July 1, 2015, we received a grand jury subpoena from the U.S. Department of Justice ("DOJ"), along with the U.S. Environmental Protection Agency ("EPA"), requesting certain materials related to the transportation and disposal of wastewater by International Petroleum Corp. of Delaware ("IPC"), a company acquired along with the acquisition of FCC Environmental, LLC (FCCE), and the due diligence documents provided to us in connection with our acquisition of IPC. In 2016 we received indirect communication that the City of Wilmington, Delaware was also seeking to recover amounts related to municipal services allegedly incurred prior to our acquisition of IPC. The portion of the IPC operation that was the subject of the investigation was not operating at the time of our acquisition of IPC. In October 2016 we reached a settlement, subject to final documentation, with the DOJ, EPA and the City of Wilmington, Delaware to settle the above referenced investigation. As part of the settlement IPC will plead guilty to two criminal counts related to activity which occurred prior to our acquisition of IPC and pay a fine of $1.3 million. The two counts include conspiracy to violate the Clean Water Act, 33 U.S.C. § 1319(c)(2) and violation of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(d)(5). The settlement also includes payment of an additional $2.2 million by IPC to the City of Wilmington, Delaware for restitution related to underpayment of sewer fees which occurred prior to our acquisition of IPC. The consequences from this investigation could have a material effect on our business, financial condition, and results of operations, including the potential loss of permits, licenses, and approvals to conduct our business and the potential inability to obtain additional permits, licenses, and approvals which may be required as we expand our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2016, in connection with the vesting of restricted stock awards held by retiring employees, the Company purchased from these employees a total of 543 shares of its common stock for a purchase price of $13.01 per share for the sole purposes of satisfying the minimum tax withholding obligations of the employees upon the vesting of a portion of certain restricted stock award grants to them by the Company. No shares were repurchased in the open market.

The following table shows the Company's stock repurchase activity during the three months ended September 10, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
August 2016	543	$13.01	—	—
(a) Shares withheld for income tax liabilities upon equity award vestings

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 20, 2016	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer