Form 10-Q/A
period 2016-10-20
Heritage-Crystal Clean, Inc.
filed 2016-10-21
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Explanatory note: This amended filing includes corrections to certain references of government statutes referenced in Part II of form 10-Q.

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

In October 2016 we reached a settlement, subject to final documentation, with the DOJ, EPA and the City of Wilmington, Delaware to settle the above referenced investigation. As part of the settlement IPC will plead guilty to two criminal counts related to activity which occurred prior to our acquisition of IPC and pay a fine of $1.3 million. The two counts include violations of the Clean Water Act (18 U.S.C. § 371, 33 U.S.C. § 1319(c)(2) and (c)(4), 42 U.S.C. § 6928(d)(2)(B)), and violation of the Resource Conservation and Recovery Act (42 U.S.C. § 6928(d)(5)). The settlement also includes payment of an additional $2.2 million by IPC to the City of Wilmington, Delaware for restitution related to underpayment of sewer fees which occurred prior to our acquisition of IPC. Our acquisition of the IPC business is governed by a Stock Purchase Agreement which obligates the Seller to indemnify us for certain costs that may arise in connection with the above matter. Approximately $1.6 million was charged to other expense (income) - net in our 2016 fiscal third quarter results pertaining to this matter.

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

We have in the past been subject to penalties and fines for noncompliance with environmental regulations and could be subject to penalties and fines in the future. For example, as described in “Legal Proceedings,” on July 1, 2015, we received a grand jury subpoena from the U.S. Department of Justice ("DOJ"), along with the U.S. Environmental Protection Agency ("EPA"), requesting certain materials related to the transportation and disposal of wastewater by International Petroleum Corp. of Delaware ("IPC"), a company acquired along with the acquisition of FCC Environmental, LLC (FCCE), and the due diligence documents provided to us in connection with our acquisition of IPC. In 2016 we received indirect communication that the City of Wilmington, Delaware was also seeking to recover amounts related to municipal services allegedly incurred prior to our acquisition of IPC. The portion of the IPC operation that was the subject of the investigation was not operating at the time of our acquisition of IPC. In October 2016 we reached a settlement, subject to final documentation, with the DOJ, EPA and the City of Wilmington, Delaware to settle the above referenced investigation. As part of the settlement IPC will plead guilty to two criminal counts related to activity which occurred prior to our acquisition of IPC and pay a fine of $1.3 million. The two counts include violations of the Clean Water Act (18 U.S.C. § 371, 33 U.S.C. § 1319(c)(2) and (c)(4), 42 U.S.C. § 6928(d)(2)(B)), and violation of the Resource Conservation and Recovery Act (42 U.S.C. § 6928(d)(5)). The settlement also includes payment of an additional $2.2 million by IPC to the City of Wilmington, Delaware for restitution related to underpayment of sewer fees which occurred prior to our acquisition of IPC. The consequences from this investigation could have a material effect on our business, financial condition, and results of operations, including the potential loss of permits, licenses, and approvals to conduct our business and the potential inability to obtain additional permits, licenses, and approvals which may be required as we expand our operations.

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