Form 10-K
period 2016-12-31
Heritage-Crystal Clean, Inc.
filed 2017-03-03
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On June 17, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $168.4 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On March 1, 2017, there were outstanding 22,456,968 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, LLC. (herein collectively referred to as “we,” “us,” “our,” "HCC" or “the Company”) is a wholly owned subsidiary of Heritage-Crystal Clean, Inc. (herein referred to as HCCI). HCC provides full-service parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and owns and operates a used oil re-refinery. We believe that we are the second largest provider of parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle maintenance sectors in North America, and we are the second largest used oil re-refiner by capacity in North America. We operate our business through our Environmental Services and Oil Business segments.

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

Oil Business Segment

The Oil Business segment consists of used oil collection activities, sale of recycled fuel oil, re-refining activities, and oil filter removal and disposal services. Through our re-refining process, we recycle used oil into high quality lubricant base oil and other products, and we are a supplier to firms that produce and market finished lubricants. We operate a used oil re-refinery with an annual nameplate capacity of 75 million gallons.We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Industry

We operate within markets for industrial and hazardous waste services in the U.S. and a portion of Ontario, Canada. Specifically, we focus on the parts cleaning, containerized waste management, used oil collection and re-refining, vacuum truck services, antifreeze recycling, and field services areas of the industrial and hazardous waste services markets for small to mid-sized establishments. These establishments have a need to remove grease and dirt from machine and engine parts and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops, and trucking firms, as well as small manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil, waste paint, or antifreeze that generally cannot be legally discarded as municipal trash or poured down a standard drain.

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

Since fiscal 2012, we have produced and sold lubricating base oil from our re-refinery. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the many products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as Chevron, ExxonMobil, and Motiva produce a significant share of the total U.S. base oil output. They use some of this material in producing their own branded lubricant products and also sell base oil to other firms that focus on the blending and packaging of lubricants. Historically, base oil has been sold for prices based on the market price of the crude oil feedstock plus a premium. However, the level of supply and demand for base oil can also affect the market price.

As of December 31, 2016, we operate 13 oil processing operations. Certain locations remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). The RFO we produce is sold to industrial burners and used oil processors, such as Vacuum Gas Oil ("VGO") producers and used oil re-refiners, or sold as a blend or cutter stock. We also operate four wastewater treatment operations that service our Environmental Services segment. These facilities allow us to remove oil from some of the wastewater we collect, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO.

The Crystal Clean Solution

Through our network of 83 branches, as of December 31, 2016, we provided parts cleaning, used oil collection, industrial waste removal, vacuum services, antifreeze recycling services, and field services to approximately 107,000 active customer locations.

Environmental Services Segment

During fiscal 2016, we performed more than 300,000 parts cleaning services. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for approximately 65% of our revenues for fiscal 2016 and are generated primarily from providing parts cleaning services, industrial waste removal, and vacuum services for our clients.

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

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil, which we collect from our customers or purchase from other oil collection service providers, into lubricating base oil, which we sell to firms who then blend, package, and market finished lubricants. The nameplate capacity is 75 million gallons of annual input of used oil feedstock including the impact of periodic shutdowns to perform routine maintenance. In fiscal 2016, we collected approximately 61 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for approximately 35% of our total revenues in fiscal 2016.

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

Environmental Services Segment

In our full-service parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil, grease, and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir. The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts. The solvent can be reused for a period of time, after which it becomes too dirty and requires replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent, while at the same time cleaning and inspecting the parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe that many of the parts cleaning services performed in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for solvent parts cleaning and our aqueous parts cleaning program) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Conditionally Exempt Small Quantity Generator ("CESQG"). For our customers, maintaining a CESQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer a wide variety of different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided or sold machines directly from us, we also offer parts cleaning services for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and aqueous chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

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

In selected branch locations, we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment needing removal. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient removal of the material. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. Because our efforts to expand vacuum truck services have started more recently than some of our other offerings in the Environmental Services segment, these services are currently offered at 51 of our branches. We operate four waste water treatment facilities that allow us to remove oil from some of the wastewater we collect, treat the wastewater, and discharge it according to the standards in the applicable discharge permits.

Through our antifreeze recycling service, we offer customers a legally-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product. We offer responsive, on-time scheduled or on-demand collection and transportation of used automotive antifreeze to our four antifreeze recycling facilities, where it is recycled into high quality clean antifreeze. We then sell a variety of formulations of this antifreeze to our vehicle maintenance customers.

We also offer a variety of Field Services to assist customers with on-site equipment cleaning and the removal and proper management of various types of waste. Typical projects include lab pack services, the cleaning of above ground storage tanks, sumps, separators, ship-to-shore fluid transfers, and other environmental remediation services. We typically serve as contractor and engage contract labor or outsourced labor to provide our field services.

Oil Business Segment

As of the end of fiscal year 2016, we offered bulk used oil collection services in 74 of our branch locations. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as those that we utilize. We pump the customer's material into our tank truck for proper management. We transfer a majority of the used oil we collect to our re-refinery to be recycled into lubricating base oil. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels, and some of which is sold to used oil processors such as VGO producers and used oil re-refiners and some of it is sold for use as blend or cutter stock. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services and used oil collection services in the U.S., and a leading provider of containerized waste services to small and medium sized customers. From our base of 83 branch locations, we implement an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:
Excellent Customer Service. Since our founding, we have instilled a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to sales growth and new business development. In order to achieve this sales growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service which can lead to cross-selling opportunities and referrals to new prospects. During fiscal 2016, approximately 88% of our Environmental Services revenues were generated from customers that we also served during fiscal 2015.

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

Large Branch Network. We have spent over seventeen years building up and developing a large network of branches that has enabled us to rapidly grow our environmental services and used oil collection services efficiently and cost effectively. Our investments in this network help us to rapidly open new branches and cross sell products and services through existing branches.

Large and Highly Diverse Customer Base. Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries which helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 107,000 active customer locations. In fiscal 2016, our largest single customer in our Environmental Services segment represented 1.2% of our consolidated revenues, and our largest ten customers represented approximately 3.2% of our consolidated revenues. In the Oil Business segment, revenues from one customer accounted for 5.2% of our consolidated revenues for fiscal 2016, and our largest ten customers represented 17.8% of our consolidated revenues for fiscal 2016.

Experience in Re-Refining Technology. Our management team has substantial experience in the development and operation of used oil re-refineries, as several members of our management team were significant contributors to the development of approximately 65% of the used oil re-refining capacity in North America. Our team is able to design and construct re-refining capacity for a comparatively low capital cost. In 2012 we began operating our re-refinery which had an original nameplate capacity of 50 million gallons of used oil. We were able to construct the original re-refining capacity for approximately $54 million, or approximately $1 per gallon of capacity. In 2015, we completed the re-refinery expansion from 50 million to 75 million gallons of annual capacity for approximately $1 of capital cost per gallon of annual capacity. We believe other re-refineries recently constructed in the United States have had a capital cost of substantially more than $1 per gallon of capacity.

Innovative Services that Reduce Customers' Regulatory Burdens. We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens, and we have developed innovative methods to help our customers achieve this objective. For example, we have created parts-cleaning service programs which exempt our customers from certain hazardous waste regulations and filing requirements:

•
Non-hazardous Program for Parts Cleaning. In our non-hazardous program for parts cleaning, we provide our customers with an alternative solvent that is not included in the EPA's definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use. Because of the reduced solvent flammability, as long as the customer does not add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in the program is classified as hazardous waste by the EPA, and as a result can be managed as non-hazardous waste. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers. The recycling process removes oil, water, and other impurities, resulting in solvent suitable to be re-used by our customers for parts cleaning. At the same time, this process minimizes the burdensome hazardous waste regulations faced by our customers and allows us to minimize our virgin solvent purchases. Our solvent recycling system located in Indianapolis is capable of recycling up to six million gallons per year of used solvent generated by customers participating in our non-hazardous program. This provides significant capacity in excess of our current requirements.

•
Product Reuse Program for Parts Cleaning. Rather than managing used solvent as a waste, we have developed a program that uses the solvent as an ingredient in the manufacture of asphalt roofing materials. Used solvent generated by customers participating in our product reuse program for parts cleaning is sold as a direct substitute for virgin solvent that is otherwise used in the manufacturing process for asphalt roofing materials. Because the used solvent is destined for reuse, it is not deemed a waste, and therefore it is not subject to hazardous waste regulations. To enhance the marketing of these programs, in the past 20 plus years we and our predecessor, Heritage Environmental Services, have voluntarily obtained concurrence letters from more than 30 state environmental agencies to validate this approach.

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

Expanded Service Offerings.  Of our 83 branches, all branches currently offer parts cleaning and containerized waste management services, 74 offer used oil collection services, and 51 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our used oil collection and vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion. We currently operate from 83 branch locations that offer all or portions of our service menu to customers in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets.

Branch Locations
Re-refinery
States Served
Ontario, Canada Service Area

Selectively Pursue Acquisition Opportunities. Our management team has significant experience in identifying and integrating acquisition targets. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2013, we made various strategic acquisitions to help grow our used oil collection business and to enter the antifreeze recycling business, and in fiscal 2014, we acquired Sav-Tech in order to enter into business in Canada. In fiscal 2016, we acquired Phoenix Environmental Services, Inc. and Recycled Engine Coolant, Inc. in order to expand our operations into the Pacific Northwest and to increase our used antifreeze recycling capabilities, respectively. Our growth plan is not dependent on acquisitions, but we will continue to pursue acquisitions that leverage our established infrastructure.

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

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol), and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group, Fred Fehsenfeld and the Fehsenfeld family trusts, which collectively beneficially owned 33.8% of our common stock as of December 31, 2016, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. We have used their hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

We operate four waste water treatment facilities. These facilities allow us to remove oil from some of the waste water we collect, treat the waste water, and then discharge it according to the standards in the applicable discharge permits. These facilities allow us the flexibility to dispose of our oily water and vacuum services waste water collected from certain branches internally.

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

We have the second largest used oil re-refinery, by capacity, in North America. We believe that our largest competitor, Safety-Kleen, currently controls a majority of the used oil re-refining capacity in North America.

Seasonality

Our operations may be affected by seasonal fluctuations due to weather cycles influencing the timing of customers' need for products and services. Typically during the first quarter and the end of the fourth quarter of each year there is less demand for most of our products and services due to the lower levels of activities by our customers as a result of the cold weather, particularly in the Northern and Midwestern regions of the United States. This lower level of activity also results in lower volumes of used oil generated for collection by us in the first quarter. In the winter months there is less construction activity, which reduces demand for certain re-refinery products. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year. However, we generally experience the opposite seasonality (higher levels of activity in the first quarter and end of the fourth quarter) in our antifreeze business.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking, and management of customer services, billing, and collections. This system has been used as an integral part of our business operations for more than nine years. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Mobile devices are used by our employees in the field to access customer service information. In our used oil collection and vacuum services businesses, these devices are also used to capture service transactions and inventory movements. Statistics are gathered and reported on a daily and weekly basis. These capabilities provide timely, automated data measurement and control for service activities to accelerate response to market and operational change.

Employees

As of December 31, 2016, we employed 1,124 full time and 71 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

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

Our operations are governed by 10-day transfer requirements and do not typically require a hazardous waste facility permit. All of our branches and distribution hubs in the U.S. operate as 10-day transfer facilities. Under RCRA, states are delegated to implement the regulatory programs through state regulations, which can be more stringent than those of the federal EPA. We have obtained a facility waste permits for our locations in certain states and are currently pursuing waste permits in other states that do not allow the typical 10-day transfer option.

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

In addition to regulations under RCRA and CERCLA, the EPA has adopted regulations under the Clean Air Act ("CAA") and the Clean Water Act ("CWA"). The CAA regulates emissions of pollutants into the air from mobile and stationary sources. CAA permits limit the emissions from parts cleaning units. One of our distribution hubs, our used oil re-refinery, and several of our oily water treatment operations are subject to facility based permits under the CAA. The used oil re-refinery was constructed and is operating under CAA New Source Performance Standards and an associated permit. This air permit was modified to accommodate the ongoing expansion of the re-refinery. Our transportation fleet of trucks is regulated for emissions as mobile sources. Regulations under the CWA govern the discharge of pollutants into surface waters and sewers and require discharge permits and sampling and monitoring requirements. The CWA also requires specific spill plans governing the storage of waste and product hydrocarbons. A more detailed spill plan is also required at the used oil re-refinery because of the large volume of certain storage tanks. All of our recycling, used oil and oily water processing facilities currently hold CWA National Pollution Discharge Elimination System ("NPDES") permits for stormwater runoff and water pollution prevention. Our operations are also regulated pursuant to state statutes and implementing regulations, including those addressing clean water and clean air.

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

One of the products of the re-refining process is Vacuum Tower Asphalt Extender ("VTAE"). VTAE is sold for use as an ingredient in asphalt used in the construction of roadways. State Departments of Transportation may regulate the characteristics of materials that are used as ingredients in roadway asphalt. A small number of states have banned the use of VTAE as an ingredient in asphalt used on roadways. We believe, when used in the proper proportion, the VTAE produced at our re-refinery can be used in a paving asphalt formulation that meets ALL relevant performance standards. Regulatory restrictions on the use of VTAE have negatively impact the marketability of this product and the profitability of our oil business.

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

Name	Age	Position

Brian Recatto	52	President, Chief Executive Officer, and Director

Gregory Ray	56	Chief Operating Officer and Secretary

John Lucks	63	Senior Vice President of Sales and Marketing

Mark DeVita	48	Chief Financial Officer

Ellie Bruce	53	Vice President of Business Management and Marketing

Tom Hillstrom	56	Vice President of Operations

Brian Recatto
President, Chief Executive Officer, and Director

 On February 1, 2017, Mr. Recatto was appointed President and Chief Executive Officer. Mr. Recatto will also continue in his role as Director. From 2014 to January 2017, Mr. Recatto served as President U.S. Operations for Gibson Energy Inc., one of the largest independent midstream energy companies in Canada and a major U.S. crude oil logistics operator. Mr. Recatto joined Gibsons through its acquisition of OMNI Energy Services, where he had served in various executive positions since 2007, including Vice President and Chief Operating Officer, and President and Chief Executive Officer. Mr. Recatto was President from 2004 to 2007 of Charles Holston, Inc., a waste management and environmental cleaning company, which OMNI acquired. He served in various operating and executive positions from 1997 to 2004 with Philip Services Corporation, an environmental and industrial services company, including roles as General Manager of Gulf Coast Waste Operations, Senior Vice President By-Products Services Group and President Industrial Services. Mr. Recatto joined Philip Services Corporation through its acquisition of Meklo, Inc., an industrial waste management company, where he had served as President for six years. Mr. Recatto holds a bachelor’s degree in Finance from Louisiana State University.

Gregory Ray
Chief Operating Officer

Mr. Ray has been our Chief Operating Officer since 2012. Before that, Mr. Ray served as Chief Financial Officer since June 2007, and as Vice President, Business Management since 1999. In addition, Mr. Ray has served as our Secretary from 2004. From 1994 to 1999, Mr. Ray served in various roles at Safety-Kleen, including Vice President, Business Management, where he was in charge of and oversaw a $700 million revenue business unit. While at Safety-Kleen, Mr. Ray was responsible for managing and expanding the used oil collection service and establishing the first nationwide used oil program, and he led the development of that firm's vacuum services business. From 1983 to 1993, Mr. Ray helped establish the used oil recycling business of Evergreen Oil. Mr. Ray has over 30 years of experience in the industrial and hazardous waste services industry, and he holds an A.B. in economics and an M.S. in industrial engineering from Stanford University.

John Lucks
Senior Vice President of Sales and Marketing

Mr. Lucks has been our Senior Vice President of Sales and Marketing since 2012. Before that, Mr. Lucks served as our Vice President of Sales and Marketing from 2010, and prior to that as our Vice President of Sales from 2000 - 2010. From 1988 to 1997, Mr. Lucks served as the Vice President of Industrial Marketing and Business Management of Safety-Kleen, where he was in charge of and oversaw a $300 million revenue business unit. Mr. Lucks also led the development of several lines of business, in particular the industrial parts cleaning and drum waste business which became the largest segment of Safety-Kleen. Mr. Lucks has over 30 years of experience in the industrial and hazardous waste services industry.

Mark DeVita
Chief Financial Officer

Mr. DeVita has been our Chief Financial Officer since 2012. He served as Vice President, Business Management in 2011. Mr. DeVita has been with the Company since 2000 and has served in a variety of roles related to business management, finance, and acquisitions. He took the lead in developing multi-million dollar lines of business for the Company. Mr. DeVita has 20 years of experience in the industrial and hazardous waste services industry. Mr. DeVita earned his Bachelor of Science in Accountancy with honors from the University of Illinois and his MBA from Northern Illinois University. Mr. DeVita earned his CPA and worked in public accounting for four years.

Ellie Bruce
Vice President of Business Management and Marketing

Ms. Bruce became Vice President Business Management and Marketing in 2016. Prior to this, Ms. Bruce was Vice President of Sales from 2012 to 2015. She has also served as Vice President Oil from 2010 to 2015. She served as Chief Accounting Officer from June of 2007 to 2012 and has been with the Company since March 2006. She began her career in the used oil collection and re-refining business in 1988 when she joined Safety-Kleen, working at the oil re-refinery in Breslau Canada and served in a number of positions, including Controller of Safety-Kleen Canada Inc., responsible for the accounting and business management for all of the branch lines of business.

Tom Hillstrom
Vice President of Operations

Mr. Hillstrom has served in various capacities since joining Heritage-Crystal Clean, LLC in 2002 and is currently our Vice President of Operations. From 1983 to 2000, Mr. Hillstrom served in various functions at Safety-Kleen. He was a member of the planning and design team for the construction of Safety-Kleen's used oil re-refinery in East Chicago, Indiana and held the position of Facility Manager during the re-refinery's start-up and through its first years of operation. From 1996 to 1998, he was Director of Planning and Evaluation, where he was responsible for strategic planning and acquisitions. Mr. Hillstrom holds a Bachelor's degree in Chemical Engineering from the University of Notre Dame, and has over 25 years of experience in the industrial and hazardous waste services industry.

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

The price at which we sell oil-based products in our Oil Business segment, such as re-refined base oil, hydrotreated fuel, VTAE, and RFO is affected by changes in certain oil indices, such as the price for crude oil. If the relevant oil indices rise or fall, we can typically expect a corresponding increase or decrease in prices for the oil products we sell to reflect the change in the relevant oil indices. However there may be a lag between the time an oil index increases or decreases and the time when we are able to increase or decrease the price of the oil products we sell. The costs to collect used oil, including the amounts we must pay or charge to obtain used oil and the fuel costs of our oil collection fleet, generally increases or decreases when the relevant index increases or decreases. As with the prices for the oil products we sell there may be a time lag between when an oil index increases or decreases and when we are able to adjust the amounts we pay or charge to obtain used oil. Even though the prices we can charge for the oil products we sell and the costs to collect and re-refine used oil generally correlate, they do not always increase or decrease by the same magnitude, and we cannot assure you that any increased costs we experience can be passed through to the prices we charge for the oil products we sell or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. Because of the competitive nature of the oil collection industry, we may not be able to adjust the amounts we pay or charge for used oil in a timely manner or to fully compensate for decreases in the prices for the oil products we sell which could materially and negatively impacted our operating results and profitability. Any increases in our costs to collect used oil could adversely affect the profitability of our Oil Business segment.

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

The price of crude oil and related commodities continued to fall during the first quarter of 2016 from the significant declines in the fourth quarter of fiscal 2015. As a result, in fiscal 2016, we recorded non-cash inventory impairment charges of $0.7 million on that portion of our oil inventory that was held for sale, reflecting the lower market value of such inventory. We also recorded a non-cash inventory impairment charge of $1.0 million to reflect the lower value of the solvent inventory held for use in our service programs. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected. If we do not increase how much we charge to generators to acquire their used oil as quickly as the price for our oil products declines, the profitability of our Oil Business segment would be negatively impacted.

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

As a result of our acquisition of FCC Environmental (the “Acquisition”), we have assumed all of FCC Environmental’s liabilities, except as provided in indemnifications and remedies in the Stock Purchase Agreement. We may learn additional information about FCC Environmental’s business that adversely affects us, such as unknown or contingent liabilities, including environmental liabilities. We are currently in a dispute with the seller of FCC Environmental with respect to indemnification amounts owed to us. If FCC Environmental’s liabilities are greater than projected, or if we are not successful in our indemnification claims, our business could be materially adversely affected.

Our indebtedness could harm our operating flexibility and competitive position as well as adversely affect our financial condition and ability to fulfill our obligations, and expose us to interest rate risk.

As of December 31, 2016, we had $64.2 million outstanding under the Credit Agreement in the form of Term A Loans. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets. The Credit Agreement requires us to maintain a specified total leverage ratio and has an excess cash flow provision that requires additional principal payments on the term loan if the excess EBITDA for the fiscal year exceeds the formula rate set forth in the facility. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the Credit Agreement. Our level of debt and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance, because, among other things:

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

Our Credit Agreement also contains restrictions on the total amount of capital expenditures that we can incur in any year. While we were completing the expansion of our Indianapolis, Indiana re-refinery to 75 million gallons per year of input capacity, our credit agreement also included restrictions on the amount of capital expenditures we were allowed to incur as part of the expansion project. Since we completed the expansion project during fiscal 2015, these additional restrictions were no longer applicable beginning in fiscal year 2016. If we plan to enter into capital-intensive projects, we may need to amend our credit facility to permit capital expenditures in excess of current limits. We cannot assure you that we will receive any waivers of our credit facility in the future to complete projects we may have.

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

●
Logistics - Operating at capacity depends on our ability to efficiently transport used oil to our Indianapolis site and to transport base lube oil and related products out of our Indianapolis site as well as on our access to adequate storage facilities for raw materials and products.

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

We have in the past been subject to penalties and fines for noncompliance with environmental regulations and could be subject to penalties and fines in the future. For example, as described in “Legal Proceedings,” on July 1, 2015, we received a grand jury subpoena from the U.S. Department of Justice ("DOJ"), along with the U.S. Environmental Protection Agency ("EPA"), requesting certain materials related to the transportation and disposal of wastewater by International Petroleum Corp. of Delaware ("IPC"), a company acquired along with the acquisition of FCC Environmental, LLC (FCCE), and the due diligence documents provided to us in connection with our acquisition of IPC. In 2016 we received indirect communication that the City of Wilmington, Delaware was also seeking to recover amounts related to municipal services allegedly incurred prior to our acquisition of IPC. The portion of the IPC operation that was the subject of the investigation was not operating at the time of our acquisition of IPC. In October 2016 we reached a settlement with the DOJ, EPA and the City of Wilmington, Delaware to settle the above referenced investigation. As part of the settlement IPC pleaded guilty to two criminal counts related to activity which occurred prior to our acquisition of IPC and pay a fine of $1.3 million. The two counts include conspiracy to violate the Clean Water Act, 33 U.S.C. § 1319(c)(2) and violation of the Resource Conservation and Recovery Act, 42 U.S.C. § 6928(d)(5). The settlement also includes payment of an additional $2.2 million by IPC to the City of Wilmington, Delaware for restitution related to underpayment of sewer fees which occurred prior to our acquisition of IPC. On February 2, 2017, the settlement and plea agreement was accepted in U.S. District court and the aforementioned fines and restitution were paid. The expenses for the fine and restitution were included in our third quarter financial results. The consequences from this investigation could have a material effect on our business, financial condition, and results of operations, including the potential loss of permits, licenses, and approvals to conduct our business and the potential inability to obtain additional permits, licenses, and approvals which may be required as we expand our operations.

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

One of the products produced at the re-refinery process is Vacuum Tower Asphalt Extender ("VTAE"). VTAE is sold for use as an ingredient in asphalt used in the construction of roadways. State Departments of Transportation may regulate the characteristics of materials that are used as ingredients in roadway asphalt. A small number of states have banned the use of VTAE as an ingredient in asphalt used on roadways. We believe, when used in the proper proportion, the VTAE produced at our re-refinery can be used in a paving asphalt formulation that meets all relevant performance standards. Regulatory restrictions on the use of VTAE have negatively impacted the marketability of this product and the profitability of our oil business.

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

Because we rely on our extended network of 83 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

We may be unable to manage our growth.

Our growth to date has placed and may continue to place significant strain on our management and operational and financial resources. We anticipate that continued growth will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and operational personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial and management information systems on a timely basis and to expand, train, motivate, and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

Our results of operations and financial condition have been and could in the future be materially adversely impacted by an economic downturn.

The overall levels of demand for our parts cleaning products and supplies and other services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products or services they purchase from us in the future. We may have accounts receivable from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. In past economic downturns, demand from our services has declined as our customers’ reduced their costs which in turn reduced their demand for our services. During 2016 we felt the impact of a downturn in economic activity for businesses in, and doing business with, the oil industry due to the continued decline in the price of crude oil. Such downturns in the oil industry negatively impact the operating results of our Environmental Services segment.

In addition, adverse economic and financial market conditions may cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. Such changes could adversely affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we could be adversely affected.

We face intense competition in the industrial and hazardous waste services industries and from other used oil re-refiners.

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, a wholly-owned subsidiary of Clean Harbors, Inc. and our largest competitor, has held substantial market share in the full-service parts cleaning industry for the last four decades and has developed a significant market share in used oil services, including used oil collection and containerized waste management. Safety-Kleen has greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects may be adversely affected if we cannot effectively compete against these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

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

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Brian Recatto, President, Chief Executive Officer, and Director; Gregory Ray, our Chief Operating Officer and Secretary; John Lucks, our Senior Vice President of Sales and Marketing; Tom Hillstrom, our Vice President of Operations; Mark DeVita, our Chief Financial Officer; Ellie Bruce, our Vice President of Business Management and Marketing; and Glenn Casbourne, our Vice President of Engineering. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key man life insurance policies on any of our named executive officers.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2016 and prior years, we may not in future years.

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

The operation of our antifreeze recycling centers and oily water processing facilities expose us to risks that may be uninsurable.

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

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 83 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

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

We are required by environmental laws to provide financial assurance that funds will be available when needed for closure and post-closure remediation costs at some of our treatment and storage facilities, the costs of which could be substantial. We typically have several options to demonstrate satisfactory financial assurance requirements, including letters of credit, surety bonds, trust funds, and a financial (net worth) test. The financial assurance instrument is provided for the benefit of the permitting authority and is not available for use at our discretion. The amount of financial assurance required varies by facility and is subject to potentially significant increases by regulators. The cost of financial assurance instruments is difficult to accurately predict and depends on many factors, some of which are outside of our control, including the availability of instruments in the marketplace, the amount and form of financial assurance required by a state, our creditworthiness and our operating history. General economic factors, including developments within the insurance industry, may adversely affect the cost of our current financial assurance instruments and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. In the event the cost of financial assurance instruments we are required to provide increases or we are otherwise unable to obtain sufficient coverage, our business, financial condition, or results of operations could be materially adversely affected. Our ability to continue conducting our industrial waste management operations could be adversely affected if we should become unable to obtain sufficient insurance and/or financial assurance to meet our business and regulatory requirements in the future.

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

Our technologies, systems, networks, and those of our business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or other disruption of our business operations. Any cyber attack on our business could materially harm our business and operating results. While we carry insurance for cyber security and network interruption risks there is no guarantee that any losses we may suffer in the future will not exceed coverage amounts or that all cyber incidents will be covered by our insurance.

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

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of December 31, 2016, our directors and executive officers, and stockholders affiliated with our directors and executive officers, beneficially owned 40.9% of our common stock.  In addition, under a participation rights agreement between us and The Heritage Group, an affiliate of our Chairman Fred Fehsenfeld ("Heritage"), Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

As of December 31, 2016, Heritage, the Fehsenfeld family trusts and Mr. Fehsenfeld, who are all affiliates of each other (collectively, the “Heritage Stockholders”), collectively beneficially own over 33.8% of our common stock. As a result, the Heritage Stockholders have significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant matters and their interests may not align with the interest of other stockholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Re-refinery and recycling operations. We own and operate a used oil re-refinery in Indianapolis, IN, with an annual nameplate capacity of approximately 75 million gallons of used oil feedstock and we own and operate a solvent recycling facility at the same site which has an annual capacity of approximately six million gallons. We operate four antifreeze recycling centers, and own the property where two are located and lease the property where the other two are located. In addition, we operate thirteen oil processing facilities, of which four also perform waste water treatment, and one processes used oil filters. Our wastewater treatment operations have the capacity to process approximately 150 million gallons per year. We own the properties where twelve of our oil processing operations are located, including all of our waste water treatment operations and one of our used oil filter processing operations. We lease the remaining oil processing facility with a term of year to year tenancy.

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

Branches. We operate 83 branches that vary in size and serve customer locations in vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. We own 11 branches, and the remaining 72 are leased with terms ranging from month-to-month to up to nine years.

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

On February 11, 2016, the Company received an information request from the U.S. EPA ("EPA") regarding the operation of our Indianapolis, IN re-refinery in relation to our Clean Air Act permit for the facility. We have responded fully and are cooperating with the EPA’s information request.

On October 16, 2014, we purchased the outstanding stock of FCC Environmental, LLC ("FCCE"), pursuant to a stock purchase agreement ("Agreement") between the Company and Dédalo Patrimonial S.L.U. ("Seller") for $90.0 million in cash subject to various adjustments including a working capital adjustment. The initial working capital adjustment, agreed upon between the Company and the Seller, was $1.2 million, which decreased the purchase price to $88.8 million as of the closing date of the transaction. According to the terms of the Agreement, we prepared a final working capital statement, along with supporting information. The Seller disputed our final working capital statement, which showed a significant deficit in working capital. As a result of this dispute, both parties have entered into an arbitration to determine the final working capital adjustment amount, as well as other routine post-closing items related to our acquisition of FCCE. On February 21, 2017, the Company received notification of a partial award with respect to the arbitration proceedings brought against the Seller. On February 24, 2017, the Company received funds totaling $5.5 million from the Seller pursuant to the aforementioned partial award pertaining to the price adjustment claim related to working capital together with pre-judgment interest. We will record a gain related to this portion of the partial award during the first quarter of fiscal 2017. The arbitration process pertaining to another claim is ongoing, and we expect the process to conclude in 2017.

On October 16, 2014, we purchased all stock in International Petroleum Corp. of Delaware (“IPC”) as part of the acquisition of FCCE. IPC operated a wastewater facility in Wilmington, Delaware (“Facility”). We were informed that IPC had entered into an agreement with the City of Wilmington (“City”) regarding permit violations from 2011-2012 related to water and waste disposal activities at the Facility. Prior to our acquisition of IPC, a fine was paid by IPC, and its wastewater discharge permit at the Facility was voluntarily surrendered. In February 2015, we learned that an investigation of such prior activities at the Facility by the EPA and DOJ was continuing. In October 2016, we reached a settlement with the DOJ, EPA and the City of Wilmington, Delaware to settle the above referenced investigation. As part of the settlement IPC pled guilty to two criminal counts related to activity which occurred prior to our acquisition of IPC and agreed to pay a fine of $1.3 million. The two counts include violations of the Clean Water Act (18 U.S.C. § 371, 33 U.S.C. § 1319(c)(2) and (c)(4), 42 U.S.C. § 6928(d)(2)(B)), and violation of the Resource Conservation and Recovery Act (42 U.S.C. § 6928(d)(5)). The settlement also included a payment of an additional $2.2 million by IPC to the City of Wilmington, Delaware for restitution related to underpayment of sewer fees which occurred prior to our acquisition of IPC. On February 2, 2017, the U.S. District Court in Wilmington, DE accepted IPC's plea agreement and the fine and restitution outlined above were paid. Our acquisition of IPC is governed by the Agreement which obligates the Seller to indemnify us for the above discussed costs. Approximately $1.6 million was charged to other expense (income) - net in our fiscal 2016 results pertaining to the aforementioned fine and restitution. We are seeking reimbursement from the Seller of costs pertaining to the fine and restitution as well as legal expenses incurred in conjunction with this matter and legal expenses incurred in order to enforce our rights under the Agreement. We expect the arbitration process for this matter to be completed in 2017.

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

2015	High	Low
First Quarter	$13.39	$10.70
Second Quarter	$15.69	$11.06
Third Quarter	$16.11	$10.43
Fourth Quarter	$12.76	$8.90

2016	High	Low
First Quarter	$10.45	$7.19
Second Quarter	$13.10	$8.90
Third Quarter	$14.20	$11.21
Fourth Quarter	$16.75	$11.85

On March 1, 2017, the closing price of our common stock on the NASDAQ Global Select Market was $15.75 per share. On March 1, 2017, there were 405 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our current credit agreement limits the amount of dividends we can pay on our common stock (see "Liquidity and Capital Resources" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Unregistered Sales of Equity Securities and Use of Proceeds

All repurchase activity of equity securities during the period covered by this Annual Report were previously disclosed in our current Quarterly Reports on Form 10-Q. The Company had no unregistered sales of equity securities during 2016.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2011 and December 31, 2016, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period. This graph assumes the investment of $100 on December 31, 2011 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016
Heritage-Crystal Clean, Inc.	$100.00	$90.00	$120.00	$74.00	$64.00	$95.00
NASDAQ Composite Index	$100.00	$112.00	$160.00	$181.00	$192.00	$207.00
NASDAQ Industrial Index	$100.00	$117.00	$170.00	$174.00	$189.00	$205.00

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2016" represents the 52-week period ended December 31, 2016. "Fiscal 2015" represents the 52-week period ended January 2, 2016. "Fiscal 2014" represents the 53-week period ended January 3, 2015. "Fiscal 2013" represents the 52-week period ended December 28, 2013.

"Fiscal 2012" represents the 52-week period ended December 29, 2012. We have derived the statement of operations for the fiscal years ended December 28, 2013 and December 29, 2012 and the balance sheet data at January 3, 2015, December 28, 2013 , and December 29, 2012, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(Dollars in thousands, except per share data)
	2016	2015	2014	2013	2012

STATEMENTS OF OPERATIONS DATA
Revenues
Product revenues	111,729	134,320	160,079	132,409	119,470
Service revenues	235,898	215,698	178,973	150,727	133,021
Total revenues	$347,627	$350,018	$339,052	$283,136	$252,491
Operating Expenses
Operating Costs	$267,503	$280,708	$290,622	$234,638	$213,568
Selling, general, and administrative expenses	49,823	45,269	45,646	30,274	26,194
Depreciation and amortization	17,991	17,197	12,877	9,524	8,141
Impairment of goodwill	—	3,952	—	—	—
Other expense (income) - net	1,416	(1,297)	(434)	210	6
Operating income (loss)	10,894	4,189	(9,659)	8,490	4,582
Interest expense - net	2,069	1,880	689	417	585
Income (loss) before income taxes	$8,825	$2,309	$(10,348)	$8,073	$3,997
Provision (benefit from) for income taxes	2,811	899	(3,483)	3,428	1,743
Net income (loss)	6,014	1,410	(6,865)	4,645	2,254
Income attributable to noncontrolling interest	172	160	143	100	—
Income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,842	$1,250	$(7,008)	$4,545	$2,254

Net income (loss) per share available to common stockholders: basic	$0.26	$0.06	$(0.38)	$0.25	$0.13
Net income (loss) per share available to common stockholders: diluted	$0.26	$0.06	$(0.38)	$0.24	$0.13

Number of weighted average common shares outstanding :
Basic	22,258	22,146	18,604	18,224	16,921
Diluted	22,516	22,408	18,604	18,552	17,363

	Fiscal Year
	2016	2015	2014	2013	2012
OTHER OPERATING DATA (UNAUDITED):
Average revenues per working day - Environmental Services (in thousands)	885	895	740	615	550
Number of branches at end of fiscal year	83	82	84	74	71

	At Fiscal Year End
(thousands)	2016	2015	2014	2013	2012

BALANCE SHEET DATA:
Cash and cash equivalents	$36,610	$23,608	$21,555	$22,632	$47,766
Total assets	314,307	301,848	319,819	215,958	199,111
Debt, net of unamortized issuance costs	63,454	69,478	77,045	20,564	20,818
Total stockholders' equity	$198,269	$189,833	$187,414	$159,304	$149,391

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K. We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31.  "Fiscal 2016" represents the 52-week period ended December 31, 2016. "Fiscal 2015" represents the 52-week period ended January 2, 2016. "Fiscal 2014" represents the 53-week period ended January 3, 2015.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and other products. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services industries, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens. We operate from a network of 83 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, vacuum truck, antifreeze recycling services, and field services. Revenues from this segment accounted for approximately 65% of our total company revenues for fiscal 2016. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection and used oil re-refining activities, which accounted for approximately 35% of our fiscal 2016 total company revenues.

No single customer accounted for more than 10% of consolidated revenues in fiscal 2016, 2015, or 2014. There were no intersegment revenues during fiscal 2016.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and other products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an annual nameplate capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce approximately 45 million gallons of lubricating base oil per year when operating at full capacity.

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

For further discussion on these acquisitions, see Note 3 in our consolidated financial statements and the notes thereto included in Item 8.

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

In fiscal 2016, we tested goodwill for impairment. In fiscal 2016, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. The Oil Business reporting unit had zero goodwill throughout fiscal 2016.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on analysis of customer creditworthiness, historical losses, and general economic trends and conditions. We perform periodic credit evaluations of our customers and typically do not require collateral. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables that we use to record reserves throughout the year. In the last five years, our provisions for doubtful accounts have averaged 0.3% of sales. We do not have any off-balance sheet credit exposure related to our customers.

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

In evaluating inventory for impairment, the Company considers factors that impact the lower-of-cost-or-market valuation of inventory, including declines in replacement cost and declines in net realizable value. In evaluating inventory for impairment, the Company assumes that current market conditions such as replacement cost per unit and net realizable value per unit shall remain stable throughout the period of time over which the inventory on hand turns. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2016, we recorded inventory impairment charges totaling $1.7 million to reflect the lower value of our used oil and processed oil, and solvents and solutions inventory.

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

RESULTS OF OPERATIONS

General

Fiscal Year Ended December 31, 2016 versus Fiscal Year Ended January 2, 2016

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(Thousands)	December 31, 2016		January 2, 2016
Revenues

Product revenues	$111,729	32.1%	$134,320	38.4%
Service revenues	235,898	67.9%	215,698	61.6%
Total Revenues	$347,627	100.0%	$350,018	100.0%
Operating expenses -
Operating costs	$267,503	77.0%	$280,708	80.2%
Selling, general and administrative expenses	49,823	14.3%	45,269	12.9%
Depreciation and amortization	17,991	5.2%	17,197	4.9%
Impairment of goodwill	—	—%	3,952	1.1%
Other expense (income) - net	1,416	0.4%	(1,297)	(0.4)%
Operating income	10,894	3.1%	4,189	1.2%
Interest expense – net	2,069	0.6%	1,880	0.5%
Income before income taxes	$8,825	2.5%	$2,309	0.7%
Provision for income taxes	2,811	0.8%	899	0.3%
Net income	6,014	1.7%	1,410	0.4%
Income attributable to noncontrolling interest	172	—%	160	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,842	1.7%	$1,250	0.4%

Revenues

In fiscal 2016, revenues decreased $2.4 million, or 0.7%, to $347.6 million from $350.0 million in fiscal 2015. Revenues in the Environmental Services segment decreased primarily due to lower volumes with customers directly and indirectly involved in the energy sector and lower energy surcharge revenue. In particular our solvent parts cleaning and vacuum service lines-of-businesses were negatively impacted by the above factors. Oil Business revenues of $123.2 million remained flat year over year as lower selling prices for our base oil and RFO products were offset by both a higher volume of base oil sold and higher used oil collection charges.

During fiscal 2016, the average spot market price for the Group II base oil product we produce declined approximately 19% compared to fiscal 2015.

Operating costs

Operating costs decreased $13.2 million, or 4.7%, in fiscal 2016 versus fiscal 2015. The decrease in operating costs was primarily a result of significantly lower inventory write-downs, significantly less expense for used oil, and lower disposal costs throughout fiscal 2016. In addition, lower crude oil prices resulted in lower solvent cost in our Environmental Services segment and lower fuel cost for our vehicle fleet in both segments. The overall decrease in operating cost was partially offset by higher transportation costs in the Environmental Services segment as we continued to expand geographically, and rollout some of our newer service offerings to existing branches. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases, however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business segment, our operating costs could increase or decrease in the future depending on changes in the price for crude oil which could directly impact our used oil collection costs and processing costs at our re-refinery.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $4.6 million, or 10.1%, in fiscal 2016 versus fiscal 2015. Overall, selling, general and administrative expenses as a percentage of revenues increased to 14.3% in fiscal 2016 from 12.9% in fiscal 2015. The increase in SG&A is mainly due to higher legal fees of $4.2 million relating to routine and non-routine matters stemming from the acquisition of FCC Environmental and International Petroleum Corp., along with $1.8 million higher management incentive compensation, partially offset by $1.0 million of lower outsourcing expenses year over year.

Interest expense

Interest expense for fiscal 2016 was $2.1 million, compared $1.9 million in fiscal 2015. The increase in interest expense in fiscal 2016 was mainly the result of a higher annual effective interest rate in fiscal 2016 compared to fiscal 2015.

Provision for income taxes

Our effective tax rate for fiscal 2016 was 31.9% compared to 38.9% in fiscal 2015. The rate difference is principally attributable to the differing treatment of transaction related costs for financial reporting purposes and for purposes of determining income tax liabilities.

Segment Information

The following table presents revenues by operating segment:

	For the Fiscal Year Ended,		Increase (Decrease)
(thousands)	December 31, 2016	January 2, 2016	$	%
Revenues:
Environmental Services	$224,378	$226,313	$(1,935)	(0.9)%
Oil Business	123,249	123,705	(456)	(0.4)%
Total	$347,627	$350,018	$(2,391)	(0.7)%

In fiscal 2016, Environmental Services revenues decreased $1.9 million, or 0.9%, compared to fiscal 2015. The decline in revenue was mainly due to a downturn in activity at customers directly involved in, or related to, the energy sector and lower energy surcharge revenue.

In fiscal 2016, Oil Business revenues decreased $0.5 million, or 0.4%, mainly driven by a 19% decrease in the spot market price for the type of lube oil we sell compared to fiscal 2015, partially offset by an increase from used oil collection services. During fiscal 2016, we sold approximately 42 million gallons of base oil compared to 37.8 million gallons in fiscal 2015 which helped to partially offset the decline from lower pricing.

Segment Profit before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A:

	For the Fiscal Year Ended,		Increase (Decrease)
	December 31, 2016	January 2, 2016	$	%
(Thousands)
Profit (loss) before corporate SG&A*
Environmental Services	$65,001	$63,524	$1,477	2.3%
Oil Business	822	(7,695)	8,517	NA
Total	$65,823	$55,829	$9,994	17.9%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 12 in our consolidated financial statements and the notes thereto included in Item 8.

In fiscal 2016, Environmental Services profit before SG&A increased 2.3% while revenues declined 0.9%. The decline in revenues was due to lower service volume provided to customers directly involved in, or related to the energy sector. However, operating margin in the Environmental Services segment was 29% in fiscal 2016 compared to 28.1% in fiscal 2015 mainly due to lower solvent and fuel costs as a result of lower crude oil prices, as well as lower disposal costs.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In both fiscal 2016 and 2015, the impact of reused solvent sales was immaterial.

In fiscal 2016, the Oil Business generated profit before corporate SG&A of $0.8 million compared to a loss of $7.7 million during fiscal 2015. The improvement in profitability of the Oil Business during fiscal 2016 was primarily due to significantly lower inventory write-downs year over year, and our ability to switch from paying for used oil to charging our used oil collection customers for removal of their used oil at the end of fiscal 2015. We began doing this in a significant manner during the first quarter of fiscal 2016 and continued this practice throughout the year. As a result we increased our revenue from used oil collection services by over $17 million during fiscal 2016 compared to fiscal 2015 and significantly decreased our expenses to procure used oil feedstock.

Fiscal Year Ended January 2, 2016 versus Fiscal Year Ended January 3, 2015

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(Thousands)	January 2, 2016		January 3, 2015
Revenues

Product revenues	$134,320	38.4%	$160,079	47.2%
Service revenues	215,698	61.6%	178,973	52.8%
Total Revenues	$350,018	100.0%	$339,052	100.0%
Operating expenses -
Operating costs	$280,708	80.2%	$290,622	85.7%
Selling, general and administrative expenses	45,269	12.9%	45,646	13.5%
Depreciation and amortization	17,197	4.9%	12,877	3.8%
Impairment of goodwill	3,952	1.1%	—	—%
Other (income) - net	(1,297)	(0.4)%	(434)	(0.1)%
Operating income (loss)	4,189	1.2%	(9,659)	(2.8)%
Interest expense – net	1,880	0.5%	689	0.2%
Income (loss) before income taxes	$2,309	0.7%	$(10,348)	(3.1)%
Provision (benefit of) for income taxes	899	0.3%	(3,483)	(1.0)%
Net income (loss)	1,410	0.4%	(6,865)	(2.0)%
Income attributable to noncontrolling interest	160	—%	143	—%
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$1,250	0.4%	$(7,008)	(2.1)%

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

Operating costs

Operating costs decreased $9.9 million, or 3.4%, in fiscal 2015 versus fiscal 2014. The decrease in operating costs was primarily a result of significantly lower market value of the Company's oil-based inventory due to the significant drop in crude oil prices throughout fiscal 2015. In addition, lower crude oil prices resulted in lower solvent cost in our Environmental Services segment and lower fuel cost for our vehicle fleet in both segments. The overall decrease in operating cost was partially offset by higher volume driven costs in the Environmental Services segment as we continued to expand geographically, add customers, and add to our service offerings. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases, however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business, we expect our operating costs will also increase in the future as a result of our completion of the re-refinery expansion project, which increased the throughput capacity at our re-refinery. We expect a change in the price for crude oil could impact our used oil collection costs and processing costs at our re-refinery either favorably or unfavorably.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $0.4 million, or 0.8%, in fiscal 2015 versus fiscal 2014. Overall, selling, general and administrative expenses as a percentage of revenues decreased to 12.9% in fiscal 2015 from 13.5% in fiscal 2014. The decrease in SG&A is the result of the approximately $2.0 million charge related to the planned reduction in work force from the FCC Environmental acquisition in 2014, versus only $0.2 million of charges in fiscal 2015, and transaction-related costs incurred in 2014 in connection with the acquisition of FCC Environmental, partially offset by higher SG&A costs from having owned FCC Environmental for the entirety of fiscal 2015 versus only a portion of fiscal 2014.

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

Segment Information

The following table presents sales by operating segment:

	For the Fiscal Year Ended,		Increase
(Thousands)	January 2, 2016	January 3, 2015	$	%
Revenues:
Environmental Services	$226,313	$189,731	$36,582	19.3%
Oil Business	123,705	149,321	(25,616)	(17.2)%
Total	$350,018	$339,052	$10,966	3.2%

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

Segment Profit (Loss) before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by operating segment before corporate SG&A:

	For the Fiscal Year Ended,		Increase (Decrease)
	January 2, 2016	January 3, 2015	$	%
(Thousands)
Profit (loss) before corporate SG&A*
Environmental Services	$63,524	$47,620	$15,904	33.4%
Oil Business	(7,695)	(9,990)	2,295	NA
Total	$55,829	$37,630	$18,199	48.4%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 12 in our consolidated financial statements and the notes thereto included in Item 8.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2016 and January 2, 2016, cash and cash equivalents were $36.6 million and $23.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Our Amended and Restated Credit Agreement, as amended ("Credit Agreement"), provides for borrowings of up to $140.0 million, consisting of Term A loans totaling $80.0 million and a revolving loan of up to $60.0 million. As of December 31, 2016, $64.2 million was outstanding as a term loan having a maturity date of February 5, 2018, and $30.6 million was available under the revolving loan. As of December 31, 2016 and January 2, 2016 we had $64.2 million and $70.9 million of borrowings outstanding under our term loans, respectively, and no amounts outstanding under the revolver. During fiscal 2016, we recorded interest of $2.2 million on the term loan compared to $2.4 million in fiscal 2015. In fiscal 2016 and fiscal 2015, we capitalized $0.1 million and $0.6 million in interest, respectively. The Term A loans have a maturity date of February 5, 2018. The actual amount available under the revolving loan portion of the Credit Agreement is limited by our total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

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

Certain covenants of the Credit Agreement, among other things, restrict our ability to incur indebtedness, grant liens, make investments, and sell assets. The Credit Agreement, as amended by the amendments, contains customary events of default, covenants, and representations and warranties. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•	A total leverage ratio no greater than 3.0 to 1.0

•
A capital expenditures covenant limiting capital expenditures to $15.0 with additional capital spending allowed for the expansion of our re-refinery to 75 million gallons of nameplate capacity if our leverage ratio was above 3.5 to 1.0.

The Credit Agreement places certain limitations on acquisitions and includes a prohibition on the payment of dividends.

As of December 31, 2016 and January 2, 2016, we were in compliance with all covenants of our credit facility then in effect. As of December 31, 2016, and January 2, 2016, we had $3.0 million and $4.4 million of standby letters of credit issued, respectively, and $27.6 million and $34.5 million was available for borrowing under the bank credit facility, respectively.

Please see Footnote 19 "Subsequent Events" in our consolidated financial statements and the notes thereto included in Item 8 for information regarding the Company's Second Amended and Restated Credit Agreement dated February 21, 2017.

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

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
(thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Net cash provided by (used in):
Operating activities	$38,099	$28,877	$14,677
Investing activities	(18,901)	(18,535)	(107,105)
Financing activities	(6,196)	(8,289)	91,351
Net increase (decrease) in cash and cash equivalents	$13,002	$2,053	$(1,077)

The most significant items affecting the comparison of our operating activities for fiscal 2016 and fiscal 2015 are summarized below:

Net Cash Provided by Operating Activities —

•	Earnings increase — Our increase in net income for fiscal 2016 favorably impacted our net cash provided by operating activities by $4.6 million compared to fiscal 2015.

•
Accounts Payable — The increase in accounts payable favorably affected cash flows from operations by $15.5 million in fiscal 2016 compared to fiscal 2015. The increase in accounts payable year over year was mainly driven by higher legal fees and amounts payable in conjunction with the settlement described in Part II, Item 1 "Legal Proceedings." In fiscal 2015, accounts payable decreased significantly due to the lower unit cost of raw materials such as used oil and solvent.

•
Inventory — The decrease in inventory had a favorable impact on cash provided by operating activities of $8.0 million in fiscal 2016 compared to fiscal 2015 primarily due to significantly lower ending used oil inventory levels year over year.

•
Accounts Receivable — The increase in accounts receivable had a negative impact on cash provided by operating activities of $9.7 million in fiscal 2016 compared to fiscal 2015 primarily due to a net increase in the selling price of oil products and used oil collection services in fiscal 2016 compared to a net decrease in the selling price of oil products in fiscal 2015.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets — We used $15.9 million and $19.7 million for capital expenditures and software and intangible assets during fiscal 2016 and fiscal 2015, respectively.  In fiscal 2016, we spent $8.0 million for capital improvements and expansion to the re-refinery, compared to $9.8 million on capital improvements and expansion at the re-refinery in fiscal 2015. Additionally, we spent approximately $4.3 million for purchases of parts cleaning machines in fiscal 2016 compared to $5.3 million in fiscal 2015. The remaining $3.6 million spend in fiscal 2016 was for leasehold improvements and other items compared to approximately $4.6 million spent in fiscal 2015.

•
Acquisitions — In fiscal 2016, we spent $3.4 million on acquisitions. For additional information on our acquisitions see Footnote 3 in the consolidated financial statements and the notes thereto included in Item 8.

Net Cash Provided by (Used in) Financing Activities —

•
Term loan — In fiscal 2016 total cash outflows from financing activities were $6.2 million resulting mainly from $6.7 million of repayments of our term loan compared to $8.0 million of repayments of our term loan in fiscal 2015. There were no offerings of common stock, or increases to our Term A loan in fiscal 2016 or in fiscal 2015.

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

Contractual Obligations

Our contractual commitments consist of operating leases and short-term purchasing commitments. We anticipate that we will experience an increase in our lease commitments consistent with anticipated growth in operations, infrastructure, and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of December 31, 2016:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations (1)	$68,049	18,885	16,903	12,694	7,984	5,562	6,021
Future maturities of long term debt (2)	64,195	6,936	57,259	—
Interest on long term debt(3)	2,339	2,136	203	—	—	—	—
Purchase obligations (4)	9,738	9,738	—	—	—	—	—
Total	$144,321	$37,695	$74,365	$12,694	$7,984	$5,562	$6,021

(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2023.

(2)	Excludes interest payments.

(3)	Interest on long term debt is calculated at the contractual rate or, in the case of the Term A loan, at the effective rate as of December 31, 2016.

(4)
Our purchase obligations are open purchase orders as of December 31, 2016, and are primarily for capital expenditures, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancelable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2016, we had no off-balance sheet arrangements, other than operating leases reported above under "Contractual obligations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates.  Our weighted average borrowings under our bank credit facility during fiscal 2016 were $68.3 million, and the annual effective interest rate for fiscal 2016 was 3.3%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.7 million change to our interest expense in fiscal 2016.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage-Crystal Clean, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Chicago, IL
March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 3, 2017, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Chicago, IL
March 3, 2017

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31, 2016	January 2, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$36,610	$23,608
Accounts receivable - net	47,533	41,592
Inventory - net	18,558	24,774
Other current assets	6,094	4,810
Total Current Assets	108,795	94,784
Property, plant and equipment - net	131,175	131,365
Equipment at customers - net	23,033	23,172
Software and intangible assets - net	19,821	22,202
Goodwill	31,483	30,325
Total Assets	$314,307	$301,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$30,984	$25,129
Current maturities of long-term debt and term loan	6,936	6,700
Accrued salaries, wages, and benefits	6,312	4,330
Taxes payable	6,729	6,735
Other current liabilities	3,245	3,617
Total Current Liabilities	54,206	46,511
Term loan, less current maturities - net	56,518	62,778
Deferred income taxes	5,314	2,726
Total Liabilities	$116,038	$112,015
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,300,007 and 22,213,364 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively	$223	$222
Additional paid-in capital	185,099	182,558
Retained earnings	12,227	6,385
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	197,549	189,165
Noncontrolling Interest	720	668
Total Equity	198,269	189,833
Total Liabilities and Stockholders' Equity	$314,307	$301,848

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	December 31, 2016	January 2, 2016	January 3, 2015

Revenues
Product revenues	$111,729	$134,320	$160,079
Service revenues	235,898	215,698	178,973
Total revenues	$347,627	$350,018	$339,052

Operating expenses
Operating costs	$267,503	$280,708	$290,622
Selling, general, and administrative expenses	49,823	45,269	45,646
Depreciation and amortization	17,991	17,197	12,877
Impairment of goodwill	—	3,952	—
Other expense (income) - net	1,416	(1,297)	(434)
Operating income (loss)	10,894	4,189	(9,659)
Interest expense – net	2,069	1,880	689
Income (loss) before income taxes	$8,825	$2,309	$(10,348)
Provision (benefit of) for income taxes	2,811	899	(3,483)
Net income (loss)	6,014	1,410	(6,865)
Income attributable to noncontrolling interest	172	160	143
Income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,842	$1,250	$(7,008)

Net income (loss) per share: basic	$0.26	$0.06	$(0.38)
Net income (loss) per share: diluted	$0.26	$0.06	$(0.38)

Number of weighted average shares outstanding: basic	22,258	22,146	18,604
Number of weighted average shares outstanding: diluted	22,516	22,408	18,604

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 28, 2013	18,360,282	$184	$146,043	$12,143	$158,370	$934	$159,304
Net income	—	—	—	(7,008)	(7,008)	143	(6,865)
Distribution	—	—	—	—	—	(159)	(159)
Issuance of common stock – net of issuance costs	3,565,000	36	33,336	—	33,372	—	33,372
Issuance of common stock – ESPP	27,082	—	436	—	436	—	436
Issuance of common stock – acquisitions	12,005	—	193	—	193	—	193
Exercise of stock options	45,186	—	506	—	506	—	506
Share-based compensation	100,320	1	626	—	627	—	627
Balance, January 3, 2015	22,109,875	$221	$181,140	$5,135	$186,496	$918	$187,414

Net income	—	—	—	1,250	1,250	160	1,410
Distribution	—	—	—	—	—	(410)	(410)
Issuance of common stock – ESPP	41,141	—	473	—	473	—	473
Share-based compensation	62,348	1	945	—	946	—	946
Balance, January 2, 2016	22,213,364	$222	$182,558	$6,385	$189,165	$668	$189,833

Net income	—	—	—	5,842	5,842	172	6,014
Distribution	—	—	—	—	—	(120)	(120)
Issuance of common stock – ESPP	39,805	—	423	—	423	—	423
Exercise of stock options	20,141	—	200	—	200	—	200
Share-based compensation	26,697	1	1,918	—	1,919	—	1,919
Balance, December 31, 2016	22,300,007	$223	$185,099	$12,227	$197,549	$720	$198,269

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended,
(Thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Cash flows from Operating Activities:
Net income (loss)	$6,014	$1,410	$(6,865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,991	17,197	12,877
Non-cash inventory impairment	1,651	9,217	6,112
Non-cash goodwill impairment	—	3,952	—
Bad debt provision	687	1,009	1,053
Share-based compensation	1,919	946	627
Deferred taxes	2,589	621	(3,551)
Other, net	575	(416)	638
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,276)	3,467	3,755
Decrease (increase) in inventory	4,648	(3,392)	(1,685)
Decrease (increase) in prepaid and other current assets	(1,283)	5,140	(1,329)
Increase (decrease) in accounts payable	7,881	(7,614)	1,587
Increase (decrease) in accrued expenses	1,703	(2,660)	1,458
Cash provided by operating activities	$38,099	$28,877	$14,677

Cash flows from Investing Activities:
Capital expenditures	$(15,875)	$(19,734)	$(20,358)
Proceeds from the disposal of property, plant, and equipment	367	1,199	118
Business acquisitions, net of cash acquired	(3,393)	—	(86,865)
Cash used in investing activities	$(18,901)	$(18,535)	$(107,105)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	$423	$473	$33,808
Proceeds from the exercise of stock options	200	—	506
Proceeds from Term Loan	—	—	62,125
Repayments of Term Loan	(6,699)	(7,994)	(2,527)
Borrowings under revolving credit facility	—	—	31,000
Repayments of revolving credit facility	—	—	(31,000)
Repayments of contingent consideration	—	(95)	(393)
Distributions to noncontrolling interest	(120)	(410)	(159)
Repayments of capital lease obligations	—	—	(344)
Repayments of notes payable	—	(263)	(1,665)
Cash (used in) provided by financing activities	$(6,196)	$(8,289)	$91,351
Net increase (decrease) in cash and cash equivalents	13,002	2,053	(1,077)
Cash and cash equivalents, beginning of period	23,608	21,555	22,632
Cash and cash equivalents, end of period	$36,610	$23,608	$21,555

Supplemental disclosure of cash flow information:
Income taxes paid	$316	$584	$262
Cash paid for interest, net of capitalized interest of $106, $628, and $363, respectively	2,223	1,753	524
Supplemental disclosure of non-cash information:
Payables for construction in progress	666	2,917	2,054
Business acquisitions, liabilities assumed	—	—	24,115
Business acquisitions, notes issued	—	—	203
Business acquisitions, common stock issued	$—	$—	$193
See accompanying notes to consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the manufacturing and vehicle maintenance sectors.  The Company's service programs include parts cleaning, containerized waste management, used oil collection, vacuum truck services, waste antifreeze collection and recycling, and field services. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products.  The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is eventually sold as recycled fuel oil. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to December 31.  "Fiscal 2016" represents the 52-week period ended December 31, 2016. "Fiscal 2015" represents the 52-week period ended January 2, 2016. "Fiscal 2014" represents the 53-week period ended January 3, 2015. The most recent fiscal year ended on December 31, 2016.  Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, drum waste removal services, vacuum truck services, field services, and other services.  In the Company's Oil Business segment, product revenues include sales of re-refined base oil, recycled fuel oil, used oil, and other products; service revenues include revenues from used oil collection activities, collecting and disposing of waste water and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the cost of the materials the Company sells and provides in its services, such as solvents and other chemicals, transportation of inventory and waste, and payments to third parties to recycle or dispose of the waste materials that the Company collects. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed offsite at a customer location to be used in parts cleaning services. When sold to a customer, machines are removed from inventory, and the costs are recognized under operating costs. The used solvent that the Company retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil (if any), transportation out to customers, and costs to operate the used oil re-refinery, including utilities.

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

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2016 and 2015, the Company wrote down $1.7 million and $9.2 million, respectively, in inventory due to sharply declining prices of oil and other petroleum-based products.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once the assets are placed into service. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank debt outstanding. In fiscal 2016, 2015, and 2014, the Company capitalized interest of $0.1 million, $0.6 million, and $0.4 million, respectively, for capital projects.

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

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that restructuring costs be expensed in periods subsequent to the acquisition date. In many cases, the Company engages third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired and liabilities assumed. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges in fiscal 2016.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in fiscal 2016. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

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

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2016, 2015 and 2014 were $0.2 million, $0.2 million, and $0.2 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.5 million, $0.6 million, and $0.6 million for fiscal 2016, 2015, and 2014, respectively.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt.  As of December 31, 2016 and January 2, 2016, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2016, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $200,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 31, 2016 and January 2, 2016, the Company's liability for its self-insured benefits was $1.2 million and $1.0 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2016, 2015, and 2014 were $11.6 million, $11.6 million, and $10.3 million, respectively.

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

In fiscal 2016, we tested goodwill for impairment. In fiscal 2016, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. The Oil Business reporting unit had zero goodwill throughout fiscal 2016.

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
			January 1, 2017	The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations.
ASU 2015-11, Simplifying the Measurement of Inventory. (Topic 330)	July 2015
This update requires the measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.
			January 1, 2017	The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

ASU 2014-09 Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date. (Topic 606)	May 2014
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
December 31, 2017
The Company is continuing to evaluate the effect that this accounting standard will have on our consolidated financial position and results of operations. To date, certain personnel have attended technical training concerning this new revenue recognition standard. The Company is working to identify each of the different types of contracts with customers and the various performance obligations associated with each type of contract. The Company is also assessing the changes that will be necessary to our information systems to enable us to capture the information necessary to recognize revenue in accordance with the new standard and comply with the additional disclosure requirements. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective approach), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective approach). A final decision regarding the adoption method has not been finalized at this time. The Company’s final determination will depend on a number of factors, such as the significance of the impact of the new standard on its financial results, system readiness, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.

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
			December 31, 2016	The adoption of ASU 2015-03 in fiscal 2016 resulted in no impact to our consolidated financial statements.
2015-03 Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and 2015-15 Interest—Imputation of Interest (Subtopic 835-30)	April 2015
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

2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)	September 2015
This update simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts.
			January 3, 2016	The Company early adopted the amendments of this ASU No. 2015-16 in fiscal 2015 and it did not have an impact on our consolidated financial condition and results of operations.
2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740)	November 2015	This ASU requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position.	January 1, 2017
The Company early adopted the provisions of ASU 2015-17, on a prospective basis, for the presentation and classification of its deferred tax liabilities at January 2, 2016. Adoption of this ASU resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax liability in its Consolidated Balance Sheet as of January 2, 2016. No prior periods have been adjusted. See Note 14 for a discussion of our Income Taxes.

(3)    BUSINESS COMBINATIONS

On December 2, 2016, the Company purchased the assets of Recycle Engine Coolant, Inc. ("REC"). The purchase price for the acquisition was $0.7 million, including $0.1 million placed into escrow. The Company purchased the assets of REC in order to expand our antifreeze recycling capabilities.

On March 24, 2016, the Company purchased the assets of Phoenix Environmental Services, Inc. and Pipeline Video and Cleaning North Corporation (together "Phoenix Environmental"). The purchase price for the acquisition was $2.7 million, including $0.3 million placed into escrow. The Company purchased the assets of Phoenix Environmental in order to expand our service coverage area into the Pacific Northwest. Factors leading to goodwill being recognized are the Company's expectations of synergies from integrating Phoenix Environmental into the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce.
On October 16, 2014, the Company purchased the outstanding stock of FCC Environmental LLC, a Delaware limited liability company, and International Petroleum Corp. of Delaware, a Delaware corporation (together "FCC Environmental"), pursuant to a Stock Purchase Agreement entered into with Dédalo Patrimonial S.L.U., a sociedad limitadad unipersonal formed under the laws of Spain ("Seller"). Prior to the purchase, FCC Environmental was an environmental services provider and substantial collector of used oil in the United States and operated 34 facilities in the eastern half of the United States. The purchase price for FCC Environmental was set at $90.0 million subject to certain adjustments, including, without limitation, a working capital adjustment and indemnification rights and obligations. Based on the initial working capital calculations, the Company initially paid $88.8 million. The Company and Seller have not finalized the working capital adjustment as of the end of fiscal year 2016. The eventual settlement of the working capital adjustment could have a material impact on the operating results of the Company. The results of FCC Environmental are consolidated into both of the Company's operating segments subsequent to the closing date. The Company incurred $4.5 million in due diligence, legal, and other expenses related to the acquisition, which are recorded in Selling, general, & administrative expenses in fiscal 2014.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition:

	Fiscal 2016		Fiscal 2014
(Thousands)	Phoenix Environmental	REC	Sav-Tech	FCC Environmental

Accounts receivable	$272	$80	$196	$18,230
Inventory	27	56	19	7,701
Other current assets	—	—	7	6,683
Deferred taxes	—	—	—	2,579
Property, plant, & equipment	475	457	691	40,421
Equipment at customers	38	—	—	537
Intangible assets	700	132	458	11,681
Goodwill	1,156	—	96	24,486
Accounts payable	—	—	(81)	(11,865)
Accrued salaries, wages, and benefits	—	—	—	(2,039)
Taxes payable	—	—	—	(5,205)
Other current liabilities	—	—	(36)	(1,379)
Capital lease obligations (a)	—	—	—	(5,918)
Total purchase price, net of cash acquired	$2,668	$725	$1,350	$85,912
Less: common stock issued	—	—	(193)	—
Less: note issued	—	—	(203)	—
Net cash paid	$2,668	$725	$954	$85,912
_______________
(a) Subsequent to the closing date, the Company renewed the leases acquired from FCC Environmental, resulting in the classification of the leases as Operating leases under the new lease terms. The change in lease terms decreased both Property, plant, & equipment and Capital lease obligations by $5.9 million.

Subsequent to the closing date, the Company has consolidated each acquisition into its financial statements. The Company has included revenues of approximately $1.7 million and pre-tax income of approximately $0.1 million in its fiscal 2016 financial results from its acquisitions in fiscal 2016. The Company has included revenues of approximately $19.5 million and pre-tax loss of approximately $7.3 million in its fiscal 2014 financial results from its acquisition of FCC Environmental.

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

	Fiscal Year Ended,
(Thousands, except per share data)	December 31, 2016	January 2, 2016
Total revenues	$349,346	$354,476
Net income	5,924	1,453

Net income per share: basic	$0.27	$0.07
Net income per share: diluted	$0.26	$0.06

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	December 31, 2016	January 2, 2016
Trade	$42,332	$38,379
Less: allowance for doubtful accounts	2,176	2,207
Trade - net	40,156	36,172
Related parties	1,324	1,250
Other	6,053	4,170
Total accounts receivable - net	$47,533	$41,592

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended December 31, 2016 and the fiscal year ended January 2, 2016:

	Fiscal Year Ended,
(Thousands)	December 31, 2016	January 2, 2016
Balance at beginning of period	$2,207	$3,927
Balance acquired from FCC Environmental, including measurement period adjustments	—	2,701
Provision for bad debts	687	1,009
Accounts written off, net of recoveries	(718)	(5,430)
Balance at end of period	$2,176	$2,207

(5)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or market, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following:

(Thousands)	December 31, 2016	January 2, 2016
Used oil and processed oil	$5,493	$9,045
Solvents and solutions	5,014	6,285
Drums and supplies	3,790	4,226
Machines	2,576	3,827
Other	1,899	1,681
Total inventory	18,772	25,064
Less: Machine refurbishing reserve	214	290
Total inventory - net	$18,558	$24,774

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2016, the Company recorded an inventory impairment charge of $1.7 million due to a sharp decline in crude oil prices, which resulted in the market value for the Company's oil-based inventory, and solvents and solutions inventory declining below the historic FIFO values. The inventory impairment charge in fiscal 2015 was $9.2 million.

The following table provides the changes in the Company's machine refurbishing reserve related to inventory for fiscal years 2016 and 2015:

	Fiscal Year Ended,
(Thousands)	December 31, 2016	January 2, 2016

Balance at beginning of period	$290	$246
Net change in reserve	(76)	44
Balance at end of period	$214	$290

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	December 31, 2016	January 2, 2016
Machinery, vehicles, and equipment	$78,592	$75,129
Buildings and storage tanks	69,977	69,317
Land	10,363	9,295
Leasehold improvements	4,876	4,523
Construction in progress	8,646	4,474
Assets held for sale	177	189
Total property, plant, and equipment	172,631	162,927
Less: accumulated depreciation	(41,456)	(31,562)
Property, plant, and equipment - net	$131,175	$131,365

(Thousands)	December 31, 2016	January 2, 2016
Equipment at customers	$63,502	$59,216
Less: accumulated depreciation	(40,469)	(36,044)
Equipment at customers - net	$23,033	$23,172

Depreciation expense was $14.7 million, $13.7 million, and $10.8 million for fiscal 2016, 2015 and 2014, respectively.

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

In fiscal 2016, we tested goodwill for impairment. In fiscal 2016, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. The Oil Business reporting unit had zero goodwill throughout fiscal 2016.

The following table shows changes to our goodwill balances by segment during the years ended January 2, 2016, and December 31, 2016:

(Thousands)	Oil Business	Environmental Services	Total

Balance at January 3, 2015
Gross carrying amount	$7,880	$11,453	$19,933
Accumulated impairment loss	—	—	—
Net book value at January 3, 2015	7,880	11,453	19,933
Measurement period adjustments	(3,928)	18,872	14,944
Impairment	(3,952)	—	(3,952)
Goodwill at January 2, 2016
Gross carrying amount	3,952	30,325	34,277
Accumulated impairment loss	$(3,952)	$—	(3,952)
Net book value at January 2, 2016	$—	$30,325	$30,325
Acquisitions	—	1,158	1,158
Goodwill at December 31, 2016
Gross carrying amount	3,952	31,483	35,435
Accumulated impairment loss	(3,952)	—	(3,952)
Balance at December 31, 2016	$—	$31,483	$31,483
Following is a summary of software and other intangible assets:

	December 31, 2016			January 2, 2016
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,045	$6,682	$16,363	$22,202	$4,369	$17,833
Non-compete agreements	2,934	2,180	754	2,930	1,713	1,217
Software	4,573	3,655	918	4,455	3,382	1,073
Patents, formulae, and licenses	1,769	576	1,193	1,769	510	1,259
Other	1,348	755	593	1,354	534	820
Total software and intangible assets	$33,669	$13,848	$19,821	$32,710	$10,508	$22,202

Amortization expense was $3.3 million, $3.5 million, and $2.1 million for fiscal 2016, 2015, and 2014, respectively. The weighted average useful lives of software; customer and supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 10 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for fiscal years 2017, 2018, 2019, 2020 and 2021 is $3.2 million, $3.0 million, $2.6 million, $2.5 million, and $2.4 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events. No impairment of software or other intangible assets (excluding goodwill) was recorded in fiscal 2016, 2015, or 2014.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(Thousands)	December 31, 2016	January 2, 2016
Accounts payable	$29,935	$24,400
Accounts payable - related parties	1,049	729
Total accounts payable	$30,984	$25,129

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

The Credit Agreement requires the Company to consult with the bank on certain acquisitions and includes a prohibition on the payment of dividends. It also contains a number of financial covenants, including:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0

•	A total leverage ratio no greater than 3.0 to 1.0

•
A capital expenditures covenant limiting capital expenditures to $15.0 with additional capital spending allowed for the expansion of our re-refinery to 75 million gallons of nameplate capacity if our leverage ratio was above 3.5 to 1.0

The Company's secured bank credit facility as of December 31, 2016 allowed for up to $140.0 million in borrowings. As of December 31, 2016 and January 2, 2016, the Company's total borrowings were $64.2 million and $70.9 million, respectively, under the term loan having a maturity date of February 5, 2018. The remaining portion of the credit facility was a revolving loan which was to expire on February 5, 2018 under which up to an additional $30.6 million was available (before considering standby letters of credit). There were no amounts outstanding under the revolver at December 31, 2016 and January 2, 2016. Unamortized debt issuance cost was $0.7 million and $1.4 million as of December 31, 2016 and January 2, 2016, respectively.

As of December 31, 2016 and January 2, 2016, the Company was in compliance with all covenants under the credit facility then in effect. As of December 31, 2016, and January 2, 2016, the Company had $3.0 million and $4.4 million of standby letters of credit issued, respectively, and $27.6 million and $34.5 million was available for borrowing under the bank credit facility, respectively.

During fiscal 2016, the Company recorded interest of $2.2 million on the term loan, of which $0.1 million was capitalized for various capital projects. In fiscal 2015, the Company recorded interest of $2.4 million on the term loan, of which $0.6 million was capitalized for various capital projects.

The Company's weighted average interest rate as of December 31, 2016, January 2, 2016, and January 3, 2015 was 3.3%, 3.5%, and 3.2%, respectively. The Company's effective interest rate as of December 31, 2016, January 2, 2016, and January 3, 2015 was 3.3%, 3.1%, and 2.7%, respectively.
Notes Payable

At December 31, 2016, the Company had no short-term notes payable related to acquisitions. At January 2, 2016, the Company had notes payable related to acquisitions of less than $0.1 million.

Future Maturities

The aggregate contractual annual maturities for debt as of December 31, 2016 are as follows:

(Thousands)
Fiscal Year:	Term Loan

2017	6,936
2018	57,259
2019	—
2020	—
Thereafter	—
Less unamortized debt issuance costs	(741)
Net debt	$63,454

(10)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees. All regular employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution under this plan was $1.7 million, $1.5 million, and $1.2 million in fiscal 2016, 2015, and 2014, respectively.

(11)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of December 31, 2016, the Heritage Group beneficially owned 33.8% of the Company's common stock, the Fehsenfeld Family Trusts, which are related to the Heritage Group owned 6.9% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 4.6% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

During fiscal 2016, 2015, and 2014, the Company had transactions with the Heritage Group affiliates and other related parties. The following table sets forth related-party transactions:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
(Thousands)	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$4,031	$6,150	$6,166	$5,675	$10,598	$3,325
Other related parties / affiliates	4,383	3,381	6,040	2,756	6,968	2,870
Total	$8,414	$9,531	$12,206	$8,431	$17,566	$6,195

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, insurance premiums, disposal services, transportation, and various other services.

The Company participates in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments are made to the shareholder. Expenses paid to the shareholder in fiscal 2016, 2015, and 2014 were approximately $2.2 million, $1.4 million, and $1.3 million, respectively.

(12)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck services, used antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. The Environmental Services segment operates in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Operating segment results for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015 were as follows:

	For the Fiscal Years Ended,

	December 31, 2016

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$21,882	$89,847	$—	$111,729
Service revenues	202,496	33,402	$—	235,898
Total revenues	$224,378	$123,249	$—	$347,627
Operating expenses
Operating costs	151,860	115,643	—	267,503
Operating depreciation and amortization	7,517	6,784	—	14,301
Profit before corporate selling, general, and administrative expenses	$65,001	$822	$—	$65,823
Selling, general, and administrative expenses			49,823	49,823
Depreciation and amortization from SG&A			$3,690	3,690
Total selling, general, and administrative expenses			$53,513	$53,513
Other expense - net			1,416	1,416
Operating income				10,894
Interest expense - net			2,069	2,069
Income before income taxes				$8,825

	January 2, 2016

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$22,462	$111,858	$—	$134,320
Service revenues	203,851	11,847	$—	215,698
Total revenues	$226,313	$123,705	$—	$350,018
Operating expenses
Operating costs	155,321	125,387	—	280,708
Operating depreciation and amortization	7,468	6,013	—	13,481
Profit (loss) before corporate selling, general, and administrative expenses	$63,524	$(7,695)	$—	$55,829
Selling, general, and administrative expenses			45,269	45,269
Depreciation and amortization from SG&A			3,716	3,716
Total selling, general, and administrative expenses			$48,985	$48,985
Impairment of goodwill			3,952	3,952
Other (income) - net			(1,297)	(1,297)
Operating income				4,189
Interest expense - net			1,880	1,880
Income before income taxes				$2,309

	January 3, 2015

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$19,398	$140,681	$—	$160,079
Service revenues	170,333	8,640	—	178,973
Total revenues	$189,731	$149,321	$—	$339,052
Operating expenses
Operating costs	136,226	154,396	—	290,622
Operating depreciation and amortization	5,885	4,915	—	10,800
Profit (loss) before corporate selling, general, and administrative expenses	$47,620	$(9,990)	$—	$37,630
Selling, general, and administrative expenses			45,646	45,646
Depreciation and amortization from SG&A			2,077	2,077
Total selling, general, and administrative expenses			$47,723	$47,723
Other (income) - net			(434)	(434)
Operating loss				(9,659)
Interest expense - net			689	689
Loss before income taxes				$(10,348)

Total assets by segment as of December 31, 2016 and January 2, 2016 were as follows:

(Thousands)	December 31, 2016	January 2, 2016
Total Assets:
Environmental Services	$129,506	$133,718
Oil Business	135,323	132,556
Unallocated Corporate Assets	49,478	35,574
Total	$314,307	$301,848

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, goodwill, accounts receivable, and inventories allocated to each segment. Assets for the corporate unallocated amounts consist of cash, prepaids, and property, plant, and equipment used at the corporate headquarters.

Total capital expenditures, including business acquisitions net of cash acquired, by segment for fiscal 2016, 2015, and 2014 were as follows:

	For the Fiscal Year Ended,
(Thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Total Capital Expenditures:
Environmental Services	$5,643	$5,466	$45,031
Oil Business	9,548	13,327	61,056
Unallocated Corporate Assets	684	941	1,018
Total	$15,875	$19,734	$107,105

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

The Company had purchase obligations in the form of open purchase orders of $9.7 million as of December 31, 2016, and $9.8 million as of January 2, 2016, primarily for capital expenditures, used oil, catalyst, disposal, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of December 31, 2016 and January 2, 2016, the Company had accrued $5.5 million and $6.0 million related to loss contingencies, respectively.

The Company leases office space, equipment and vehicles under noncancelable operating leases that expire at various dates through 2025. Many of the building leases obligate the Company to pay real estate taxes, insurance, and certain maintenance costs and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $26.2 million, $26.5 million, and $21.8 million for fiscal years 2016, 2015, and 2014, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2016 are as follows:

(Thousands)
Fiscal year:
2017	$18,885
2018	16,903
2019	12,694
2020	7,984
2021	5,562
Thereafter	6,021
Total	$68,049

(14)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2012 through fiscal 2016. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The balance on the federal NOL at December 31, 2016 was $44.4 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $16.2 million.

The Company recognizes windfall tax benefits associated with the exercise of stock options and the vesting of restricted stock directly to stockholders' equity only when realized. Consequently, deferred tax assets are not recognized for NOLs resulting from windfall tax benefits. At December 31, 2016, deferred tax assets do not include $2.5 million of gross excess tax benefits from share-based compensation.

The Company's effective tax rate for fiscal 2016 was 31.9% compared to 38.9% in fiscal 2015. The rate difference is principally attributable to the differing treatment of transaction related costs for financial reporting purposes and for purposes of determining income tax liabilities.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2016, 2015, and 2014:

	For the Fiscal Years Ended,
(Thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Current:
Federal	$19	$53	$(44)
State	203	216	112
Foreign	$—	$9	$—
Total current	$222	$278	$68

Deferred:
Federal	$1,943	$794	$(2,653)
State	643	(155)	(894)
Foreign	3	(18)	(4)
Total deferred	$2,589	$621	$(3,551)

Income tax provision (benefit)	$2,811	$899	$(3,483)

A reconciliation of the expected income tax (benefit) expense at the statutory federal rate to the Company's actual income tax (benefit) expense is as follows:

	For the Fiscal Years Ended,
(Thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Tax expense (benefit) at statutory federal rate	$3,004	$785	$(3,518)
State and local tax, net of federal expense (benefit)	561	42	(476)
Shortfalls from share-based compensation	23	124	145
Transaction and transaction-related costs	(808)	(454)	157
Other	31	402	209
Total income tax provision (benefit)	$2,811	$899	$(3,483)

Components of deferred tax assets (liabilities) are as follows:

	As of,
(Thousands)	December 31, 2016	January 2, 2016
Deferred tax assets:
Net operating loss carryforward	$16,213	$18,341
Stock compensation	1,629	1,056
Tax intangible assets	2,317	1,050
Reserves and accruals	2,894	2,030
Income tax credits	912	838
Allowance for doubtful accounts	858	881
Total deferred tax asset	$24,823	$24,196
Less: valuation allowance	(127)	(17)
Net deferred tax asset	24,696	24,179

Deferred tax liabilities:
Prepaids	$(754)	$(748)
Depreciation and amortization	(29,256)	(26,157)
Total deferred tax liability	(30,010)	(26,905)

Net deferred tax liability	$(5,314)	$(2,726)

The Company increased its valuation allowance due to non-utilized state NOL’s generated by International Petroleum Corporation of Delaware that cannot be utilized by Heritage-Crystal Clean, Inc.

As of December 31, 2016, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2014. Federal and state income tax returns for fiscal years 2013 through 2016 are still open for examination.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.4 million and $2.5 million for uncertain tax positions as of December 31, 2016 and January 2, 2016, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of December 31, 2016.

The following table summarizes the movement in unrecognized tax benefits:

	For the Fiscal Years Ended,
(Thousands)	December 31, 2016	January 2, 2016
Gross Unrecognized Tax Benefits:
Beginning Balance	$2,516	$1,932
Additions based on current year's tax positions	6	743
Net changes based on prior year's tax positions	(79)	(159)
Ending Balance	$2,443	$2,516

(15)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of December 31, 2016, the number of shares available for issuance under the Plan was 553,970 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at January 3, 2015	534,428	$10.97	3.33	$708
Exercised (a)	—	—
Options outstanding at January 2, 2016	534,428	$10.97	2.34	$224
Exercised	(20,141)	$9.95
Options outstanding at December 31, 2016	514,287	$11.00	1.33	$2,414
_____________
(a) There were no stock option exercises in fiscal 2015.

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 5, 2016, the Company granted 28,674 restricted shares for service in fiscal 2016. Expense related to the Board of Directors' restricted stock in fiscal 2016, 2015, and 2014 was $0.3 million per year. The 22,638 shares that were granted to the Board in fiscal 2015 vested on May 8, 2016.

In February 2014, the Company granted certain members of management 132,107 restricted shares under the Company's 2013 LTIP. These restricted shares were subject to vesting over a three year period which began January 1, 2015. In fiscal 2016 $0.5 million of compensation expense was recorded related to these awards, and $0.6 million was recorded in both fiscal 2015 and 2014. This award was fully expensed at December 31, 2016 and all shares fully vested on January 1, 2017.

In February 2015, the Company granted certain members of management 38,372 restricted shares based on their services in fiscal 2014, contingent upon the employees' continued employment with the Company. The restricted shares vest over a three year period which began January 1, 2016. There was approximately $0.1 million and $0.2 million in unrecognized compensation expense remaining related to these awards as of December 31, 2016 and January 2, 2016, respectively. In each of fiscal 2016 and 2015, $0.1 million of compensation expense was recorded related to these awards.

In January 2016, the Company granted certain members of management 43,208 restricted shares based on their services in fiscal 2015, contingent upon the employees' continued employment with the Company. The restricted shares vest over a period of approximately three years which began January 1, 2017 ending with the final vesting in January 2019. There was approximately $0.2 million and $0.3 million in unrecognized compensation expense remaining related to these awards as of December 31, 2016 and January 2, 2016 respectively. In fiscal 2016 and 2015, $0.1 million of compensation expense was recorded related to these awards.

The following table summarizes information about restricted stock awards for the periods ended January 2, 2016 and December 31, 2016:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 3, 2015	105,859	$16.56
Granted	61,010	12.44
Vested	(75,340)	15.76
Nonvested shares outstanding at January 2, 2016	91,529	$14.47
Granted	71,882	9.92
Vested	(27,240)	12.68
Nonvested shares outstanding at December 31, 2016	136,171	$12.42

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

As of December 31, 2016, the Company had reserved 56,179 shares of common stock available for purchase under the ESPP. In fiscal 2016, employees purchased 39,805 shares of the Company’s common stock with a weighted average fair market value of $11.19 per share.

(16)    STOCKHOLDERS' EQUITY

There were no common stock offerings in fiscal 2016 or in fiscal 2015. In the fourth quarter of fiscal 2014, the Company completed a follow-on public offering of common stock. In the follow-on offering, the Company sold 3,565,000 additional shares of common stock at $10.00, raising net proceeds of approximately $33.4 million, after underwriting discounts and transaction costs. The Company used a portion of the net proceeds to pay off the outstanding balance of its revolving credit facility of approximately $9.0 million.

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

(17)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2016, 2015, and 2014 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	For the Fiscal Years Ended,
(Thousands, except per share data)	December 31, 2016	January 2, 2016	January 3, 2015
Net income (loss)	$6,014	$1,410	$(6,865)
Less: Income attributable to noncontrolling interest	172	160	143
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,842	$1,250	$(7,008)

Weighted average basic shares outstanding	22,258	22,146	18,604
Dilutive shares for share–based compensation plans	258	262	—
Weighted average diluted shares outstanding	22,516	22,408	18,604

Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	—	—	338

Net income (loss) per share: basic	$0.26	$0.06	$(0.38)
Net income (loss) per share: diluted	$0.26	$0.06	$(0.38)

(18)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2016				Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues
Product revenues	$23,704	$24,695	$27,183	$36,147	$34,397	$32,223	$32,888	$34,812
Service revenues	54,749	55,857	54,690	70,602	49,639	50,718	49,798	65,543
Total Revenues	$78,453	$80,552	$81,873	$106,749	$84,036	$82,941	$82,686	$100,355
Operating expenses
Operating Costs	$64,247	$61,711	$61,696	$79,849	$69,714	$64,363	$63,499	$83,132
Selling, general, and administrative expenses	12,208	11,521	10,726	15,368	11,066	10,615	9,872	13,716
Depreciation and amortization	4,128	4,118	4,196	5,549	4,333	4,298	4,419	4,147
Impairment of goodwill	—	—	—	—	—	—	—	3,952
Other (income) expense	(58)	(142)	1,440	176	(99)	(154)	99	(1,143)
Operating (loss) income	(2,072)	3,344	3,815	5,807	(978)	3,819	4,797	(3,449)
Interest expense – net	518	451	463	637	554	408	405	513
(Loss) income before income taxes	$(2,590)	$2,893	$3,352	$5,170	$(1,532)	$3,411	$4,392	$(3,962)
(Benefit of) provision for income taxes	(864)	1,062	941	1,672	(632)	1,413	1,637	(1,519)
Net (loss) income	(1,726)	1,831	2,411	3,498	(900)	1,998	2,755	(2,443)
Less: Income attributable to noncontrolling interest	42	—	75	55	41	28	47	44
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(1,768)	$1,831	$2,336	$3,443	$(941)	$1,970	$2,708	$(2,487)

Net (loss) income per share: basic	(0.08)	0.08	0.10	0.15	(0.04)	0.09	0.12	(0.11)
Net (loss) income per share: diluted	(0.08)	0.08	0.10	0.15	(0.04)	0.09	0.12	(0.11)

Number of weighted average shares outstanding: basic	22,225	22,246	22,267	22,285	22,119	22,138	22,153	22,166
Number of weighted average shares outstanding: diluted	22,225	22,419	22,550	22,603	22,119	22,403	22,438	22,366

OTHER OPERATING DATA:
Average revenues per working day - Environmental Services	$870	$890	$885	$890	$880	$900	$900	$900

(a)	Reflects a sixteen week quarter.

(19)    SUBSEQUENT EVENTS

On February 21, 2017, the Company entered into a Credit Agreement ("Credit Agreement"). The Credit Agreement provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under the revolving loan portion. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets.

On February 21, 2017, the Company received notification of a partial award with respect to the arbitration proceedings brought against Dédalo Patrimonial S.L.U. (“Seller”), the Seller of FCC Environmental. On February 24, 2017, the Company received funds totaling approximately $5.5 million from the Seller pursuant to the aforementioned partial award pertaining to the price adjustment claim related to working captial together with pre-judgment interest. We will record a gain related to this award during the first quarter of fiscal 2017.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2016. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company's management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2016 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2017 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2017 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2017 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2017 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2017 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	514,287	$11.00	553,970
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	514,287	$11.00	553,970

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2017 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2017 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2017 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016
Consolidated Statements of Income for the years ended December 31, 2016, January 2, 2016, and January 3, 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, January 2, 2016, and January 3, 2015
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, January 2, 2016, and January 3, 2015
Notes to Consolidated Financial Statements

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 3, 2017	By:	/s/ Brian Recatto

Brian Recatto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 3, 2017.

Signature	Title

/s/ Brian Recatto	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Brian Recatto
/s/ Gregory Ray	Chief Operating Officer
Gregory Ray
/s/ Mark DeVita	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer of the Registrant)
Mark DeVita
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.

EXHIBIT INDEX

Exhibit
Number		Exhibit

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

*	10.28		Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011).
*	10.29
Retirement Agreement between Joseph Chalhoub, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K/A filed with the SEC on December 9, 2016).

*	10.30
Employment Agreement between Brian Recatto, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K/A filed with the SEC on December 9, 2016).

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