Form 10-Q
period 2017-03-25
Heritage-Crystal Clean, Inc.
filed 2017-05-02
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 25, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company,  indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On April 28, 2017, there were outstanding 22,527,867 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 25, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,888	$36,610
Accounts receivable - net	43,174	47,533
Inventory - net	19,724	18,558
Other current assets	4,683	6,094
Total Current Assets	78,469	108,795
Property, plant and equipment - net	130,451	131,175
Equipment at customers - net	23,092	23,033
Software and intangible assets - net	19,096	19,821
Goodwill	31,573	31,483
Total Assets	$282,681	$314,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,979	$30,984
Current maturities of long-term debt	—	6,936
Accrued salaries, wages, and benefits	4,478	6,312
Taxes payable	6,962	6,729
Other current liabilities	2,209	3,245
Total Current Liabilities	41,628	54,206
Long term debt, less current maturities	28,512	56,518
Deferred income taxes	7,016	5,314
Total Liabilities	$77,156	$116,038

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,443,653 and 22,300,007 shares issued and outstanding at March 25, 2017 and December 31, 2016, respectively	$224	$223
Additional paid-in capital	186,528	185,099
Retained earnings	18,000	12,227
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	204,752	197,549
Noncontrolling interest	773	720
Total Equity	$205,525	$198,269
Total Liabilities and Stockholders' Equity	$282,681	$314,307

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 25, 2017	March 26, 2016

Revenues
Product revenues	$26,980	$23,704
Service revenues	53,473	54,749
Total revenues	$80,453	$78,453

Operating expenses
Operating costs	$61,290	$64,247
Selling, general, and administrative expenses	12,341	12,208
Depreciation and amortization	4,132	4,128
Other (income) - net	(5,006)	(58)
Operating income (loss)	7,696	(2,072)
Interest expense – net	87	518
Income (loss) before income taxes	7,609	(2,590)
Provision for (benefit from) income taxes	2,792	(864)
Net income (loss)	4,817	(1,726)
Income attributable to noncontrolling interest	53	42
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,764	$(1,768)

Net income (loss) per share: basic	$0.21	$(0.08)
Net income (loss) per share: diluted	$0.21	$(0.08)

Number of weighted average shares outstanding: basic	22,353	22,225
Number of weighted average shares outstanding: diluted	22,892	22,225

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016	22,300,007	$223	$185,099	$12,227	$197,549	$720	$198,269
Adjustment adopting ASU 2016-09	—	—	—	1,009	1,009	—	1,009
Net income	—	—	—	4,764	4,764	53	4,817
Issuance of common stock – ESPP	6,909	—	101	—	101	—	101
Exercise of stock options	91,787	1	1,017	—	1,018	—	1,018
Share-based compensation	44,950	—	311	—	311	—	311
Balance at March 25, 2017	22,443,653	$224	$186,528	$18,000	$204,752	$773	$205,525

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Quarter Ended,
	March 25, 2017	March 26, 2016
Cash flows from Operating Activities:
Net income (loss)	$4,817	$(1,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,132	4,128
Non-cash inventory impairment	—	1,465
Bad debt provision	(28)	(32)
Share-based compensation	311	374
Deferred taxes	2,710	(865)
Amortization of deferred gain on lease conversion	—	(106)
Other, net	435	219
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,375	94
(Increase) decrease in inventory	(1,166)	1,083
Decrease in other current assets	1,410	525
(Decrease) increase in accounts payable	(2,628)	504
(Decrease) increase in accrued expenses	(2,670)	566
Cash provided by operating activities	$11,698	$6,229

Cash flows from Investing Activities:
Capital expenditures	$(3,313)	$(5,485)
Business acquisitions, net of cash acquired	—	(2,100)
Proceeds from the sale of property, plant, and equipment	20	47
Cash used in investing activities	$(3,293)	$(7,538)

Cash flows from Financing Activities:
Payments on Term loan	$(64,195)	$—
Proceeds from new Term Loan	30,000	$—
Borrowings under revolving credit facility	4,000	—
Payments of revolving credit facility	(4,000)	—
Proceeds from the exercise of stock options	1,018	—
Proceeds from the issuance of common stock	101	119
Payments of debt issuance costs	(1,051)	—
Payments of notes payable	—	(19)
Cash (used in) provided by financing activities	$(34,127)	$100
Net (decrease) in cash and cash equivalents	(25,722)	(1,209)
Cash and cash equivalents, beginning of period	36,610	23,608
Cash and cash equivalents, end of period	$10,888	$22,399

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$36
Cash paid for interest	481	405
Supplemental disclosure of non-cash information:
Payables for construction in progress	$—	$1,062

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 25, 2017

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning, hazardous and non-hazardous containerized waste, used oil collection, vacuum, antifreeze recycling and field services to small and mid-sized industrial and vehicle maintenance customers. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products.  The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is sold as recycled fuel oil. The company also operates multiple wastewater treatment plants and antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

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

2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in these policies or their application.

Recently Issued Accounting Pronouncements

Standard	Issuance Date	Description	Our Effective Date	Effect on the Financial Statements
ASU 2014-09 Revenue from Contracts with Customers, and ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date. (Topic 606)	May 2014
The underlying principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. Early adoption is permitted.
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
January 1, 2017
ASU 2016-09 simplified the treatment for employee share-based compensation by allowing an entity to recognize excess tax benefits in the current period whether or not current taxes payable are reduced. Prior to 2017 the Company could not recognize windfall tax benefits associated with employee share-based compensation because it was in an NOL position and current taxes payable would not be reduced by the excess tax benefits. As a result of ASU 2016-09 the Company recognized excess tax benefits of $2.5 million from share-based compensation from prior years, resulting in cumulative-effect increases to retained earnings and deferred tax assets of approximately $1.0 million.

ASU 2015-11, Simplifying the Measurement of Inventory. (Topic 330)	July 2015
This update requires the measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.
			January 1, 2017	The adoption of ASU 2015-11 at the start of fiscal 2017 resulted in no impact to our consolidated financial statements.
ASU 2014-15 Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (Subtopic 205-40)	August 2014
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

(3)    BUSINESS COMBINATIONS

On December 2, 2016, the Company purchased the assets of Recycle Engine Coolant, Inc. ("REC"). The purchase price for the acquisition was $0.7 million, including $0.1 million placed into escrow. The Company purchased the assets of REC in order to expand its antifreeze recycling capabilities.

On March 24, 2016, the Company purchased the assets of Phoenix Environmental Services, Inc. and Pipeline Video and Cleaning North Corporation (together "Phoenix Environmental"). The purchase price for the acquisition was $2.7 million, including $0.3 million placed into escrow. The Company purchased the assets of Phoenix Environmental in order to expand its service coverage area into the Pacific Northwest. During the measurement period, the Company made adjustments to the provisional amounts reported as the estimated fair values of assets acquired as part of the Phoenix Environmental business combination. Compared to the provisional value reported as of December 31, 2016, the fair values presented in the table below reflect a decrease to accounts receivable of$12, a decrease to property, plant, & equipment of $77, and an increase to goodwill of $89. Factors leading to goodwill being recognized are the Company's expectations of synergies from integrating Phoenix Environmental into the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition:

(Thousands)	Phoenix Environmental	REC

Accounts receivable	$260	$80
Inventory	27	56
Property, plant, & equipment	398	457
Equipment at customers	38	—
Intangible assets	700	132
Goodwill	1,245	—
Total purchase price, net of cash acquired	$2,668	$725

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	March 25, 2017	December 31, 2016
Trade	$42,697	$42,332
Less: allowance for doubtful accounts	1,975	2,176
Trade - net	40,722	40,156
Related parties	1,122	1,324
Other	1,330	6,053
Total accounts receivable - net	$43,174	$47,533

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 25, 2017 and the fiscal year ended December 31, 2016:

	For the Quarter Ended,	For the Fiscal Year Ended,
(Thousands)	March 25, 2017	December 31, 2016
Balance at beginning of period	$2,176	$2,207
Provision for bad debts	(28)	687
Accounts written off, net of recoveries	(173)	(718)
Balance at end of period	$1,975	$2,176

(5)    INVENTORY

The carrying value of inventory consisted of the following:

(Thousands)	March 25, 2017	December 31, 2016
Used oil and processed oil	$6,400	$5,493
Solvents and solutions	5,377	5,014
Drums and supplies	3,791	3,790
Machines	2,682	2,576
Other	1,771	1,899
Total inventory	20,021	18,772
Less: machine refurbishing reserve	297	214
Total inventory - net	$19,724	$18,558

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first quarter of 2017, compared to a write down of $1.5 million in the first quarter of 2016.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	March 25, 2017	December 31, 2016
Machinery, vehicles, and equipment	$78,986	$78,592
Buildings and storage tanks	69,770	69,977
Land	10,364	10,363
Leasehold improvements	4,998	4,876
Construction in progress	10,021	8,646
Assets held for sale	61	177
Total property, plant and equipment	174,200	172,631
Less: accumulated depreciation	(43,749)	(41,456)
Property, plant and equipment - net	$130,451	$131,175

(Thousands)	March 25, 2017	December 31, 2016
Equipment at customers	$64,596	$63,502
Less: accumulated depreciation	(41,504)	(40,469)
Equipment at customers - net	$23,092	$23,033

Depreciation expense was $3.4 million for both the first quarters ended March 25, 2017 and March 26, 2016.

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

The following table shows changes to our goodwill balances by segment from December 31, 2016, to March 25, 2017:

(Thousands)	Oil Business	Environmental Services	Total

Goodwill at January 2, 2016
Gross carrying amount	$3,952	$30,325	$34,277
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at January 2, 2016	$—	$30,325	$30,325
Acquisitions	—	1,158	1,158
Goodwill at December 31, 2016
Gross carrying amount	3,952	31,483	35,435
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 31, 2016	$—	$31,483	$31,483
Measurement period adjustments	—	90	—
Goodwill at March 25, 2017
Gross carrying amount	3,952	31,573	35,525
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at March 25, 2017	$—	$31,573	$31,573

Following is a summary of software and other intangible assets:

	March 25, 2017			December 31, 2016
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,046	$7,222	$15,824	$23,045	$6,682	$16,363
Software	4,604	3,713	891	4,573	3,655	918
Non-compete agreements	2,935	2,280	655	2,934	2,180	754
Patents, formulae, and licenses	1,769	591	1,178	1,769	576	1,193
Other	1,348	800	548	1,348	755	593
Total software and intangible assets	$33,702	$14,606	$19,096	$33,669	$13,848	$19,821

Amortization expense was $0.8 million for the first quarter ended March 25, 2017 and $0.8 million for first quarter ended March 26, 2016. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 10 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2017 and for fiscal years 2018, 2019, 2020, and 2021 is $2.5 million, $3.0 million, $2.6 million, $2.5 million, and $2.4 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On February 21, 2017, the Company entered into a new Credit Agreement ("New Credit Agreement") replacing the prior Credit Agreement ("Prior Credit Agreement") dated as of June 29, 2015. The New Credit Agreement provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under the revolving loan portion. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the New Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between0.75% and1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the New Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets.

As of the Effective date of February 21, 2017, the effective interest rate on the term loan was 3.28% and the effective rate on the revolving loan was 3.28%.
The New Credit Agreement contains customary terms and provisions (including representations, covenants, and conditions) for transactions of this type. Certain covenants, among other things, restrict the Company's and its Subsidiaries' ability to incur indebtedness, grant liens, make investments and sell assets. The New Credit Agreement contains customary events of default, covenants and representations and warranties. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•
A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the foregoing 3.00 to 1.00 shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and will thereafter revert to 3.00 to 1.00;

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the New Credit Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

The New Credit Agreement places certain limitations on acquisitions and the payment of dividends.

During the first quarter of fiscal 2017, the Company paid and capitalized $1.1 million of debt issuance costs pertaining to the New Credit Agreement and charged $0.2 million of unamortized debt issuance costs pertaining to the Prior Credit Agreement to selling, general, and administrative expenses.

During the first quarter of fiscal 2017, the Company recorded interest of $0.5 million on the term loan. During the first quarter of fiscal 2016, the Company recorded interest of $0.6 million on the Prior Credit Agreement term loans and capitalized less than $0.1 million for various capital projects.

As of March 25, 2017 and December 31, 2016, the Company was in compliance with all covenants under both credit agreements. As of March 25, 2017 and December 31, 2016, the Company had $2.5 million and $3.0 million of standby letters of credit issued, respectively, and $62.5 million and $27.6 million was available for borrowing under the revolving credit facility, respectively. The actual amount available under the revolving loan portion of the New Credit Agreement is limited by the Company's total leverage ratio. We believe that the carrying value of our new debt balance at March 25, 2017 approximates fair value.

The Company's weighted average interest rate for all debt as of March 25, 2017 and March 26, 2016 was 3.5%.

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

Operating segment results for the first quarters ended March 25, 2017, and March 26, 2016 were as follows:

First Quarter Ended,
March 25, 2017
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,724	$21,256	$—	$26,980
Service revenues	47,492	5,981	—	53,473
Total revenues	$53,216	$27,237	$—	$80,453
Operating expenses
Operating costs	36,520	24,770	—	61,290
Operating depreciation and amortization	1,746	1,535	—	3,281
Profit before corporate selling, general, and administrative expenses	$14,950	$932	$—	$15,882
Selling, general, and administrative expenses			12,341	12,341
Depreciation and amortization from SG&A			851	851
Total selling, general, and administrative expenses			$13,192	$13,192
Other (income) - net			(5,006)	(5,006)
Operating income				7,696
Interest expense – net			87	87
Income before income taxes				$7,609

First Quarter Ended,
March 26, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,029	$18,675	$—	$23,704
Service revenues	47,333	7,416	—	54,749
Total revenues	$52,362	$26,091	$—	$78,453
Operating expenses
Operating costs	36,806	27,441	—	64,247
Operating depreciation and amortization	1,714	1,580	—	3,294
Profit (loss) before corporate selling, general, and administrative expenses	$13,842	$(2,930)	$—	$10,912
Selling, general, and administrative expenses			12,208	12,208
Depreciation and amortization from SG&A			834	834
Total selling, general, and administrative expenses			$13,042	$13,042
Other (income) - net			(58)	(58)
Operating loss				(2,072)
Interest expense – net			518	518
Loss before income taxes				$(2,590)

Total assets by segment as of March 25, 2017 and December 31, 2016 were as follows:

(Thousands)	March 25, 2017	December 31, 2016
Total Assets:
Environmental Services	$129,448	$129,506
Oil Business	131,017	135,323
Unallocated Corporate Assets	22,216	49,478
Total	$282,681	$314,307

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

The Company has purchase obligations in the form of open purchase orders of $13.7 million as of March 25, 2017, and $9.7 million as of December 31, 2016, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 25, 2017 and December 31, 2016, the Company had accrued $5.6 million and $5.5 million related to loss contingencies and other contingent liabilities, respectively.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2015. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The NOL as of March 25, 2017 was $34.7 million, and the remaining deferred tax asset related to the Company’s state and federal NOL was a tax effected balance of $13.1 million.

ASU 2016-09 simplified the treatment for employee share-based compensation by allowing an entity to recognize excess tax benefits in the current period whether or not current taxes payable are reduced. Prior to 2017 the Company could not recognize windfall tax benefits associated with employee share-based compensation because it was in an NOL position and current taxes payable would not be reduced by the excess tax benefits. As a result of ASU 2016-09 the Company recognized excess tax benefits of $2.5 million from share-based compensation from prior years, resulting in cumulative-effect increases to retained earnings and deferred tax assets of approximately $1.0 million.

The Company's effective tax rate for the first quarter of fiscal 2017 was 36.7% compared to 33.4% in the first quarter of fiscal 2016. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain income and expenditures items. The rate increase is attributable to the previous year’s quarter expenditures reported net of anticipated reimbursement from an unrelated third party for financial reporting purposes, but deducted on a gross basis for income tax purposes, partially offset by expenditures which are expensed for financial reporting purposes but not deductible for income tax purposes.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.4 million for uncertain tax positions as of March 25, 2017 and December 31, 2016. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 25, 2017, the number of shares available for issuance under the Plan was 40,341 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 31, 2016	514,287	$11.00	1.33	$2,414
Exercised	(91,787)	11.08
Options outstanding at March 25, 2017	422,500	$10.99	1.10	$1,040

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. On May 5, 2016, the Company granted 28,674 restricted shares to the Board of Directors for service in fiscal 2016. During the second fiscal quarter of 2017, the Company will grant restricted shares to the Board of Directors for service in fiscal 2017. As of March 25, 2017, there was approximately $0.2 million of unrecognized expense associated with these grants, which will be recorded throughout the remainder fiscal 2017. Expense related to the Board of Directors' restricted stock in both the first quarter of fiscal 2017, and the first quarter of fiscal 2016 was $0.1 million.

In February 2015, the Company granted certain members of management 38,372 restricted shares based on their services in fiscal 2014 and contingent upon continued service. The restricted shares vest over a three year period which started January 1, 2016. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant. There was less than $0.1 million and approximately $0.1 million in unrecognized compensation expense remaining related to these awards as of March 25, 2017 and December 31, 2016, respectively. In each of the first quarters of fiscal 2017 and fiscal 2016, compensation expense related to these awards was approximately $0.1 million.

In January 2016, the Company granted certain members of management 43,208 restricted shares based on their services in fiscal 2015 and contingent upon the employees' continued employment with the Company. The restricted shares vest over a period of approximately three years, beginning with the grant date in January 2016 and ending with the final vesting in January 2019. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant. There was approximately $0.2 million in unrecognized compensation expense remaining related to these awards as of March 25, 2017 and December 31, 2016. In each of the first quarters of fiscal 2017 and fiscal 2016, less than $0.1 million was recorded as compensation expense related to these awards, respectively.

In February 2017, the Company granted certain members of management 146,564 restricted shares based on their services in fiscal 2016 and contingent upon the employees' continued employment with the Company. The restricted shares vest over a period of approximately three years, beginning in January 2017 and ending with the final vesting in January 2020. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant. There was approximately $1.3 million and $1.7 million in unrecognized compensation expense remaining related to these awards as of March 25, 2017 and December 31, 2016, respectively. In the first quarter of fiscal 2017 and the first quarter of fiscal 2016, approximately $0.2 million and $0.1 million was recorded as compensation expense related to these awards, respectively.

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5, then no shares shall vest. During the first quarter of fiscal 2017, the Company recorded $0.2 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $3.4 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70% percent, expected dividend yield of zero, and an expected volatility assumption of 41.73% percent.

Vesting Table
Increase in Stock Price From the Employment Commencement Date to the Vesting Date	Total percentage of Restricted Stock
Less than $5 per share increase	—%
$5 per share increase	25%
$10 per share increase	50%
$15 per share increase	75%
$20 or more per share increase	100%

Provision for possible accelerated vesting of award

If the weighted average closing price of the Company's common stock increases by the marginal levels set forth in the above vesting table for 180 consecutive days during any period between the award date and final vesting date, Mr. Recatto shall become vested in 50% of the corresponding total percentage of restricted shares earned on the last day of the 180 day period.

The following table summarizes the restricted stock activity for the period ended March 25, 2017:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2016	136,171	$12.42
Granted	536,641	15.03
Vested	(67,962)	14.52
Nonvested shares outstanding at March 25, 2017	604,850	$14.50

Employee Stock Purchase Plan

As of March 25, 2017, the Company had reserved 49,270 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first quarter of fiscal 2017, employees purchased 6,909 shares of the Company’s common stock with a weighted average fair market value of $14.58 per share.

(13) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2017 and 2016, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	First Quarter Ended,
(Thousands)	March 25, 2017	March 26, 2016
Net income (loss)	$4,817	$(1,726)
Less: Income attributable to noncontrolling interest	53	42
Net income (loss) attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$4,764	$(1,768)

Weighted average basic shares outstanding	22,353	22,225
Dilutive shares from share–based compensation plans	539	—
Weighted average diluted shares outstanding	22,892	22,225

Net income (loss) per share: basic	$0.21	$(0.08)
Net income (loss) per share: diluted	$0.21	$(0.08)

(14) OTHER EXPENSE (INCOME)

Other expense (income) for the first quarter of fiscal 2017 includes a gain of $5.1 million as a result of having received a partial award for a claim made in arbitration related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014. .

(15)    SUBSEQUENT EVENTS

On April 12, 2017, the Company received the final portion of funds pursuant to the Settlement Agreement entered into between the Company and the sellers of FCC Environmental, LLC and International Petroleum Corp. of Delaware. The Company will record a gain of $3.6 million related to this receipt during the second quarter of fiscal 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2017. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2016 filed with the SEC on March 3, 2017. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods ended March 25, 2017 and March 26, 2016, each referred to as "quarter ended" or "first quarter ended" or 'first fiscal quarter" and "first quarter" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services primarily to small and medium sized industrial customers as well as vehicle maintenance customers. We own and operate a used oil re-refinery, several wastewater treatment plants and multiple antifreeze recycling facilities. We believe we are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens.  We operate from a network of 84 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 66% of our total company revenues for the first quarter of fiscal 2017. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 34% of our total company revenues in the first quarter of fiscal 2017.

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

With the exception of the adoption of ASU 2016-09 described in Note 2 "Summary of Significant Accounting Policies," there were no material changes in the first quarter of fiscal 2017 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the First Quarter Ended,
(Thousands)	March 25, 2017		March 26, 2016

Revenues
Product revenues	$26,980	33.5%	$23,704	30.2%
Service revenues	53,473	66.5%	54,749	69.8%
Total Revenues	$80,453	100.0%	$78,453	100.0%
Operating expenses -
Operating costs	$61,290	76.2%	$64,247	81.9%
Selling, general and administrative expenses	12,341	15.3%	12,208	15.6%
Depreciation and amortization	4,132	5.1%	4,128	5.3%
Other (income) - net	(5,006)	(6.2)%	(58)	(0.1)%
Operating income (loss)	7,696	9.6%	(2,072)	(2.6)%
Interest expense – net	87	0.1%	518	0.7%
Income (loss) before income taxes	7,609	9.5%	(2,590)	(3.3)%
Provision for (benefit from) income taxes	2,792	3.5%	(864)	(1.1)%
Net income (loss)	4,817	6.0%	(1,726)	(2.2)%
Income attributable to noncontrolling interest	53	0.1%	42	0.1%
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,764	5.9%	$(1,768)	(2.3)%

Revenues

For the first quarter of fiscal 2017, revenues increased $2.0 million, or 2.5%, from $78.5 million in the first quarter of fiscal 2016 to $80.5 million in the first quarter of fiscal 2017. The increase in revenues was mainly driven by $1.1 million of higher Oil Business segment revenues quarter over quarter due to higher pricing for our base oil and RFO products, partially offset by lower volumes sold. Our Environmental Services segment revenues were up approximately $0.9 million quarter over quarter as overall activity increased with customers directly involved in and related to the energy sector.

Operating expenses

Operating costs

Operating costs decreased $3.0 million, or 4.6%, from the first quarter of fiscal 2016 to the first quarter of fiscal 2017. The decrease in operating costs was primarily due to improved route truck productivity, the absence of inventory write-downs such as we incurred in the first quarter of fiscal 2016, and lower net solvent and disposal costs, partially offset by higher labor expenses.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses slightly increased $0.1 million, or 1.1%, from the first quarter of fiscal 2016 to the first quarter of fiscal 2017. The increase in expense was mainly driven by higher incentive compensation and share-based compensation expense, partially offset by lower legal fees.

Other (income) - net

Other (income) - net was $5.0 million of net income for the first quarter of fiscal 2017 compared to approximately $0.1 million of other income - net for the first quarter of fiscal 2016. Other income for the first quarter of fiscal 2017 was mainly driven by a partial award $5.1 million from the arbitration related to our acquisition of FCC Environmental in 2014.

Interest expense

Net interest expense for the first quarter of fiscal 2017 was $0.1 million compared to interest expense of $0.5 million in the first quarter of fiscal 2016. In the first quarter of 2017 we incurred $0.5 million of interest expense as a result of our Term Loan, partially offset by $0.4 million of interest income we received as part of our award from the arbitration related to our acquisition of FCC Environmental in 2014. In the first quarter of fiscal 2017 we capitalized no interest compared to the first quarter of 2016 when we capitalized less than $0.1 million in interest.

Provision for income taxes

The Company's effective tax rate for the first quarter of fiscal 2017 was 36.7% compared to 33.4% in the first quarter of fiscal 2016. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain income and expenditures items. The rate increase is attributable to the previous year’s quarter expenditures reported net of anticipated reimbursement from an unrelated third party for financial reporting purposes, but deducted on a gross basis for income tax purposes, is partially offset by expenditures which are expensed for financial reporting purposes but not deductible for income tax purposes.

Segment Information

The following table presents revenues by operating segment:

	For the First Quarter Ended,		Change
(Thousands)
	March 25, 2017	March 26, 2016	$	%

Revenues:
Environmental Services	$53,216	$52,362	$854	1.6%
Oil Business	27,237	26,091	1,146	4.4%
Total	$80,453	$78,453	$2,000	2.5%

In the first quarter of fiscal 2017, Environmental Services revenues increased by approximately $0.9 million, or 1.6%, from $52.4 million in the first quarter of fiscal 2016 to $53.2 million in the first quarter of fiscal 2017. The increase in revenue was mainly due to increase activity in our waste, aqueous parts cleaning, and antifreeze lines of business, partially offset by lower activity in our solvent parts cleaning line of business.

In the first quarter of fiscal 2017, Oil Business revenues were up $1.1 million, or 4.4%, compared to the first quarter of fiscal 2016. The increase in revenue was mainly driven by higher pricing for our base oil and RFO products, partially offset by lower volumes sold. During the first quarter of fiscal 2017, we sold approximately 9.6 million gallons of base oil compared to 10.5 million gallons in fiscal 2016. During the first quarter of fiscal 2017, we produced base oil at a rate of 95.7% of the nameplate capacity of our re-refinery which was in-line compared to the first fiscal quarter of 2016.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by operating segment before corporate SG&A expense:

	For the First Quarter Ended,		Change

(Thousands)	March 25, 2017	March 26, 2016	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$14,950	$13,842	$1,108	8.0%
Oil Business	932	(2,930)	3,862	(131.8)%
Total	$15,882	$10,912	$4,970	45.5%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $1.1 million, or 8.0%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. This increase was mainly due to higher revenue, lower disposal costs and the absence of inventory write-downs, partially offset by higher service labor in the fiscal first quarter 2017 compared to the fiscal first quarter of 2016.

Oil Business income before corporate SG&A expense increased $3.9 million in the first quarter of fiscal 2017, from a loss of $2.9 million in the first quarter of fiscal 2016, to income of $0.9 million in the first quarter of fiscal 2017. This improvement was primarily driven by the increase in base oil and RFO revenue, as well as improved productivity from our oil collection routes during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. These improvements were partially offset by lower sales volume of base oil and RFO as well as lower pricing for our used oil collection service during the first quarter of fiscal 2017 compared to the year earlier quarter.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 25, 2017 and December 31, 2016, cash and cash equivalents were $10.9 million and $36.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility. During the first quarter of 2017, the Company used approximately $34.5 million of cash to pay down debt as part of our new Credit Agreement.

Debt and Financing Arrangements

On February 21, 2017, the Company entered into a new Credit Agreement ("Credit Agreement") replacing the prior Credit Agreement ("Prior Credit Agreement") dated as of June 29, 2015. The Credit Agreement provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under the revolving loan portion. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

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

As of the Effective date of February 21, 2017, the effective interest rate on the Term A loan was 3.28% and the effective rate on the revolving loan was 3.28%.
The Agreement contains customary terms and provisions (including representations, covenants, and conditions) for transactions of this type. Certain covenants, among other things, restrict the Company's and its Subsidiaries' ability to incur indebtedness, grant liens, make investments and sell assets. The Agreement contains customary events of default, covenants and representations and warranties. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•
A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the foregoing 3.00 to 1.00 shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and will thereafter revert to 3.00 to 1.00;

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

As of March 25, 2017 and December 31, 2016, the Company was in compliance with all covenants under both Credit Agreements. As of March 25, 2017 and December 31, 2016, the Company had $2.5 million and $3.0 million of standby letters of credit issued, respectively, and $62.5 million and $27.6 million was available for borrowing under the Credit Facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of March 25, 2017 and March 26, 2016 was 3.5%. As of March 25, 2017, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	For the First Quarter Ended,
(Thousands)	March 25, 2017	March 26, 2016
Net cash provided by (used in):
Operating activities	$11,698	$6,229
Investing activities	(3,293)	(7,538)
Financing activities	(34,127)	100
Net (decrease) in cash and cash equivalents	$(25,722)	$(1,209)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2017 and the first quarter of fiscal 2016 are summarized below:

Net Cash Provided by Operating Activities —

•
Earnings increase — Our increase in net income for fiscal 2017 favorably impacted our net cash provided by operating activities by $6.5 million compared to fiscal 2016. Net income was favorably impacted by $5.5 million on a pre-tax basis from an arbitration award, all of which was received in cash during the first quarter of 2017.

•
Accounts Payable — The decrease in accounts payable unfavorably affected cash flows from operating activities by $3.1 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The decrease in accounts payable in the first quarter of fiscal 2017 was mainly driven by cash outlays of our legal fees payables.

•
Accrued expenses — In the first quarter of fiscal 2017, accrued expenses decreased $3.2 million compared to the first quarter of fiscal 2016 driven mainly by higher cash outlays for incentive compensation and severance payments.

•
Accounts Receivable — The decrease in accounts receivable had a favorable impact on cash provided by operating activities of $4.3 million in the first quarters of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to receipt of $4.3 million related to a settlement agreement with the sellers of FCC Environmental.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $3.3 million and $5.5 million for capital expenditures during the first quarter of fiscal 2017 and the first quarter of fiscal 2016, respectively.  During the first quarter of fiscal 2017, we spent $1.0 million for capital improvements to the re-refinery, compared to $2.9 million on capital improvements at the re-refinery in the first quarter of fiscal 2016. Additionally, in the first quarter of fiscal 2017, approximately $1.1 million of the capital expenditures were for purchases of parts cleaning machines compared to $0.9 million in the first quarter of fiscal 2016.  The remaining $1.2 million in the first quarter of fiscal 2017 was for other items including leasehold improvements and intangible assets compared to approximately $1.7 million spent in the first quarter of fiscal 2016.

Net Cash Used in Investing Activities —

•	Proceeds from New Credit Agreement — We received $30 million of proceeds from our new Term Loan.

•	Repayment of our Old Credit Agreement — We made $64.2 million of repayments of our prior Term Loan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our Credit Facility during the first quarter of fiscal 2017 were $52.1 million, and the annual effective interest rate for the Credit Facility for the first quarter of fiscal 2017 was 4.2%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.5 million to our interest expense in the first quarter of fiscal 2017.

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

There was no change in the Company's internal controls over financial reporting that occurred during the first fiscal quarter of 2017 that has materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In February 2017, we received a partial award for a claim made in arbitration related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware (together "FCCE") in 2014. As a result of this partial award we recorded Other Income of $5.1 million and Interest Income of $0.4 million in the first quarter of 2017. On March 8, 2017, we entered into a settlement agreement with the sellers of FCCE pertaining to all matters that remained in our arbitration which were not covered by the partial award referenced above. Under the terms of the settlement agreement we agreed to withdraw all remaining claims in the arbitration, and the sellers of FCCE agreed to pay us $8.6 million in two equal installments. The first installment of $4.3 million was received in the first fiscal quarter of 2017, and the second installment of $4.3 million was received in the second fiscal quarter of 2017.

The Company is currently defending a putative class action lawsuit     alleging that the Company charged fees in violation of both its contracts and applicable state laws. As of the end of the first quarter of fiscal 2017, no liability was accrued related to this lawsuit.

In February 2016 the Company received an information request from the U.S. EPA ("EPA") regarding the operation of our Indianapolis, Indiana re-refinery in relation to our Clean Air Act permit for the facility. During 2016 we responded fully to the EPA's information request. On April 7, 2017 we received a notice of violation and finding of violation of the Clean Air Act related to our operation of the re-refinery. We continue to cooperate with the EPA in order to address the notice and finding of violation. As of the end of the first quarter of fiscal 2017, no liability was accrued related to this situation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2017, in connection with the vesting of restricted stock awards held by retiring employees, the Company purchased from these employees a total of 22,557 shares of its common stock for a purchase price of $15.70 per share for the sole purposes of satisfying the minimum tax withholding obligations of the employees upon the vesting of a portion of certain restricted stock award grants to them by the Company. No shares were repurchased in the open market.

The following table shows the Company's stock repurchase activity during the three months ended March 25, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2017	22,557	$15.70	—	—
(a) Shares withheld for income tax liabilities upon equity award vestings

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 4, 2017	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer