Form 10-Q
period 2017-06-17
Heritage-Crystal Clean, Inc.
filed 2017-07-26
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 17, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 24, 2017, there were outstanding 22,614,700 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 17, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,242	$36,610
Accounts receivable - net	44,343	47,533
Inventory - net	18,862	18,558
Other current assets	6,448	6,094
Total Current Assets	94,895	108,795
Property, plant and equipment - net	129,540	131,175
Equipment at customers - net	23,117	23,033
Software and intangible assets - net	18,344	19,821
Goodwill	31,573	31,483
Total Assets	$297,469	$314,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28,861	$30,984
Current maturities of long-term debt	—	6,936
Accrued salaries, wages, and benefits	5,177	6,312
Taxes payable	7,474	6,729
Other current liabilities	2,237	3,245
Total Current Liabilities	43,749	54,206
Long-term debt, less current maturities	28,582	56,518
Deferred income taxes	10,821	5,314
Total Liabilities	$83,152	$116,038

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,604,189 and 22,300,007 shares issued and outstanding at June 17, 2017 and December 31, 2016, respectively	$226	$223
Additional paid-in capital	188,642	185,099
Retained earnings	24,934	12,227
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	213,802	197,549
Noncontrolling interest	515	720
Total Equity	$214,317	$198,269
Total Liabilities and Stockholders' Equity	$297,469	$314,307

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 17, 2017	June 18, 2016	June 17, 2017	June 18, 2016

Revenues
Product revenues	$31,832	$24,695	$58,812	$48,399
Service revenues	54,550	55,857	108,023	110,606
Total revenues	$86,382	$80,552	$166,835	$159,005

Operating expenses
Operating costs	$63,270	$61,711	$124,560	$125,959
Selling, general, and administrative expenses	10,575	11,521	22,916	23,729
Depreciation and amortization	4,184	4,118	8,316	8,246
Other (income) - net	(3,027)	(142)	(8,033)	(201)
Operating income	11,380	3,344	19,076	1,272
Interest expense – net	412	451	499	969
Income before income taxes	10,968	2,893	18,577	303
Provision for income taxes	3,982	1,062	6,774	197
Net income	6,986	1,831	11,803	106
Income attributable to noncontrolling interest	52	—	105	42
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$6,934	$1,831	$11,698	$64

Net income per share: basic	$0.31	$0.08	$0.52	$—
Net income per share: diluted	$0.30	$0.08	$0.51	$—

Number of weighted average shares outstanding: basic	22,506	22,246	22,430	22,236
Number of weighted average shares outstanding: diluted	22,832	22,419	22,729	22,392

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016	22,300,007	$223	$185,099	$12,227	$197,549	$720	$198,269
Adjustment adopting ASU 2016-09	—	—	—	1,009	1,009	—	1,009
Net income	—	—	—	11,698	11,698	105	11,803
Distribution	—	—	—	—	—	(310)	(310)
Issuance of common stock – ESPP	14,367	—	197	—	197	—	197
Exercise of stock options	216,253	2	2,355	—	2,357	—	2,357
Share-based compensation	73,562	1	991	—	992	—	992
Balance at June 17, 2017	22,604,189	$226	$188,642	$24,934	$213,802	$515	$214,317

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Half Ended,
	June 17, 2017	June 18, 2016
Cash flows from Operating Activities:
Net income	$11,803	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,316	8,246
Non-cash inventory impairment	—	1,651
Bad debt provision	(6)	361
Share-based compensation	992	746
Deferred taxes	6,506	117
Amortization of deferred gain on lease conversion	—	(189)
Other, net	991	324
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,184	(1,895)
(Increase) decrease in inventory	(304)	1,598
(Increase) in other current assets	(356)	(1,768)
(Decrease) increase in accounts payable	(1,771)	2,620
(Decrease) increase in accrued expenses	(1,443)	2,474
Cash provided by operating activities	$27,912	$14,391

Cash flows from Investing Activities:
Capital expenditures	$(6,333)	$(8,671)
Business acquisitions, net of cash acquired	—	(2,400)
Proceeds from the sale of property, plant, and equipment	54	—
Cash used in investing activities	$(6,279)	$(11,071)

Cash flows from Financing Activities:
Payments on Term loan	$(64,195)	$(1,704)
Proceeds from new Term Loan	30,000	—
Proceeds under revolving credit facility	4,000	—
Payments of revolving credit facility	(4,000)	—
Proceeds from the exercise of stock options	2,357	—
Proceeds from the issuance of common stock	197	222
Payments of debt issuance costs	(1,050)	—
Distributions to noncontrolling interest	(310)	(121)
Cash (used in) provided by financing activities	$(33,001)	$(1,603)
Net (decrease) increase in cash and cash equivalents	(11,368)	1,717
Cash and cash equivalents, beginning of period	36,610	23,608
Cash and cash equivalents, end of period	$25,242	$25,325

Supplemental disclosure of cash flow information:
Income taxes paid	$208	$242
Cash paid for interest	733	956
Supplemental disclosure of non-cash information:
Payables for construction in progress	$514	$284

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 17, 2017

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, hazardous and non-hazardous containerized waste, used oil collection, vacuum, antifreeze recycling and field services primarily to small and mid-sized industrial and vehicle maintenance customers. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products.  The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is sold as recycled fuel oil. The company also operates multiple wastewater treatment plants and antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

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
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” ASU 2014-15 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “ Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”

May 2014 and subsequent
These standards outline a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. The underlying principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective approach or a modified retrospective approach to adopt the guidance. Early adoption is permitted.

December 31, 2017
The Company is continuing to evaluate the effect that this accounting standard will have on our consolidated financial position and results of operations. To date, certain personnel have attended technical training concerning this new revenue recognition standard. The Company is working to identify each of the different types of contracts with customers and the various performance obligations associated with each type of contract. The Company is also assessing the changes that will be necessary to our information systems to enable us to capture the information necessary to recognize revenue in accordance with the new standard and comply with the additional disclosure requirements. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective approach), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective approach). The Company will adopt the standard in the first quarter of fiscal 2018 and currently anticipates applying the modified retrospective approach.

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

On March 24, 2016, the Company purchased the assets of Phoenix Environmental Services, Inc. and Pipeline Video and Cleaning North Corporation (together "Phoenix Environmental"). The purchase price for the acquisition was $2.7 million, including $0.3 million placed into escrow. The Company purchased the assets of Phoenix Environmental in order to expand its service coverage area into the Pacific Northwest. During the measurement period, the Company made adjustments to the provisional amounts reported as the estimated fair values of assets acquired as part of the Phoenix Environmental business combination. Compared to the provisional value reported as of December 31, 2016, the fair values presented in the table below reflect a decrease to accounts receivable of $12 thousand, a decrease to property, plant, & equipment of $77 thousand, and an increase to goodwill of $89 thousand. Factors leading to goodwill being recognized are the Company's expectations of synergies from integrating Phoenix Environmental into the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition:

(Thousands)	Phoenix Environmental	REC

Accounts receivable	$260	$80
Inventory	27	56
Property, plant, & equipment	398	457
Equipment at customers	38	—
Intangible assets	700	132
Goodwill	1,245	—
Total purchase price, net of cash acquired	$2,668	$725

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	June 17, 2017	December 31, 2016
Trade	$44,682	$42,332
Less: allowance for doubtful accounts	1,843	2,176
Trade - net	42,839	40,156
Related parties	814	1,324
Other	690	6,053
Total accounts receivable - net	$44,343	$47,533

The following table provides the changes in the Company’s allowance for doubtful accounts for the first half ended June 17, 2017 and the fiscal year ended December 31, 2016:

	For the First Half Ended,	For the Fiscal Year Ended,
(Thousands)	June 17, 2017	December 31, 2016
Balance at beginning of period	$2,176	$2,207
Provision for bad debts	(6)	687
Accounts written off, net of recoveries	(327)	(718)
Balance at end of period	$1,843	$2,176

(5)    INVENTORY

The carrying value of inventory consisted of the following:

(Thousands)	June 17, 2017	December 31, 2016
Used oil and processed oil	$5,815	$5,493
Solvents and solutions	5,692	5,014
Drums and supplies	3,562	3,790
Machines	2,517	2,576
Other	1,639	1,899
Total inventory	19,225	18,772
Less: machine refurbishing reserve	363	214
Total inventory - net	$18,862	$18,558

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the second quarter of 2017, compared to a write down of $0.2 million in the second quarter of 2016. There were no inventory write-downs for the first half of fiscal 2017 and $1.7 million of inventory write-downs the first half of fiscal 2016.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	June 17, 2017	December 31, 2016
Machinery, vehicles, and equipment	$79,018	$78,592
Buildings and storage tanks	69,136	69,977
Land	10,366	10,363
Leasehold improvements	4,946	4,876
Construction in progress	11,914	8,646
Assets held for sale	61	177
Total property, plant and equipment	175,441	172,631
Less: accumulated depreciation	(45,901)	(41,456)
Property, plant and equipment - net	$129,540	$131,175

(Thousands)	June 17, 2017	December 31, 2016
Equipment at customers	$65,663	$63,502
Less: accumulated depreciation	(42,546)	(40,469)
Equipment at customers - net	$23,117	$23,033

Depreciation expense for both second quarters ended June 17, 2017 and June 18, 2016 was $3.4 million. Depreciation expense for the first half ended June 17, 2017, and the first half ended June 18, 2016 was $6.8 million and $6.7 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 31, 2016, to June 17, 2017:

(Thousands)	Oil Business	Environmental Services	Total

Goodwill at January 2, 2016
Gross carrying amount	$3,952	$30,325	$34,277
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at January 2, 2016	$—	$30,325	$30,325
Acquisitions	—	1,158	1,158
Goodwill at December 31, 2016
Gross carrying amount	3,952	31,483	35,435
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 31, 2016	$—	$31,483	$31,483
Measurement period adjustments	—	90	—
Goodwill at June 17, 2017
Gross carrying amount	3,952	31,573	35,525
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at June 17, 2017	$—	$31,573	$31,573

Following is a summary of software and other intangible assets:

	June 17, 2017			December 31, 2016
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,050	$7,763	$15,287	$23,045	$6,682	$16,363
Software	4,604	3,768	836	4,573	3,655	918
Non-compete agreements	2,937	2,381	556	2,934	2,180	754
Patents, formulae, and licenses	1,769	607	1,162	1,769	576	1,193
Other	1,348	845	503	1,348	755	593
Total software and intangible assets	$33,708	$15,364	$18,344	$33,669	$13,848	$19,821

Amortization expense was $0.8 million for the second quarter ended June 17, 2017 and $0.7 million for second quarter ended June 18, 2016. Amortization expense was $1.5 million for the first half ended June 17, 2017 and $1.5 million for the first half ended June 18, 2016. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 10 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2017 and for fiscal years 2018, 2019, 2020, and 2021 is $1.7 million, $3.0 million, $2.6 million, $2.5 million, and $2.4 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On February 21, 2017, the Company entered into a new Credit Agreement ("Credit Agreement") replacing the prior Credit Agreement ("Prior Credit Agreement") dated as of June 29, 2015. The Credit Agreement provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under the revolving loan portion. The actual amount of borrowings available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the New Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the New Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. In June 2017, the Company entered into a First Amendment to the Credit Agreement that expands the Company's ability to make dispositions without bank group approval.

As of the Effective date of February 21, 2017, the effective interest rate on the term loan was 3.28% and the effective rate on the revolving loan was 3.28%.
The Credit Agreement contains customary terms and provisions (including representations, covenants, and conditions) for transactions of this type. Certain covenants, among other things, restrict the Company's and its subsidiaries' ability to incur indebtedness, grant liens, make investments and sell assets. The Credit Agreement also contains customary events of default, covenants and representations and warranties. Financial covenants include:

•	An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•
A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the foregoing 3.00 to 1.00 shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and will thereafter revert to 3.00 to 1.00; and

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Credit Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.
During the first half of fiscal 2017, the Company paid and capitalized $1.1 million of debt issuance costs pertaining to the New Credit Agreement and charged $0.2 million of unamortized debt issuance costs pertaining to the Prior Credit Agreement to selling, general, and administrative expenses.

Debt at June 17, 2017 and December 31, 2016 consisted of the following:

(thousands)	June 17, 2017	December 31, 2016
Principal amount	$30,000	$64,195
Less: unamortized debt issuance costs	1,418	741
Debt less unamortized debt issuance costs	$28,582	$63,454

During the second quarter of fiscal 2017, the Company recorded interest of $0.4 million on the term loan. During the first half of fiscal 2017, the Company recorded interest of $0.9 million on the term loan.

During the second quarter of fiscal 2016, the Company recorded interest of $0.5 million on the Prior Credit Agreement term loans and capitalized less than $0.1 million for various capital projects. During the first half of fiscal 2016, the Company recorded interest of $1.0 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. The Company's weighted average interest rate for all debt as of June 17, 2017 and June 18, 2016 was 3.8%.

As of June 17, 2017 and December 31, 2016, the Company was in compliance with all covenants under both credit agreements. As of June 17, 2017 and December 31, 2016, the Company had $2.4 million and $3.0 million of standby letters of credit issued, respectively, and $62.6 million and $27.6 million was available for borrowing under the revolving credit facility, respectively. We believe that the carrying value of our new debt balance at June 17, 2017 approximates fair value.

(9)    SEGMENT INFORMATION

The Company reports in two segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck service, antifreeze recycling activities, and field services. The Oil Business segment consists primarily of the Company's used oil collection, used oil re-refining activities, and the dehydration of used oil to be sold as recycled fuel oil.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues.

Operating segment results for the second quarters ended June 17, 2017, and June 18, 2016 were as follows:

Second Quarter Ended,
June 17, 2017
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,868	$25,964	$—	$31,832
Service revenues	49,225	5,325	—	54,550
Total revenues	$55,093	$31,289	$—	$86,382
Operating expenses
Operating costs	36,601	26,669	—	63,270
Operating depreciation and amortization	1,801	1,535	—	3,336
Profit before corporate selling, general, and administrative expenses	$16,691	$3,085	$—	$19,776
Selling, general, and administrative expenses			10,575	10,575
Depreciation and amortization from SG&A			848	848
Total selling, general, and administrative expenses			$11,423	$11,423
Other (income) - net			(3,027)	(3,027)
Operating income				11,380
Interest expense – net			412	412
Income before income taxes				$10,968

Second Quarter Ended,
June 18, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,106	$19,589	$—	$24,695
Service revenues	47,331	8,526	—	55,857
Total revenues	$52,437	$28,115	$—	$80,552
Operating expenses
Operating costs	35,631	26,080	—	61,711
Operating depreciation and amortization	1,710	1,591	—	3,301
Profit before corporate selling, general, and administrative expenses	$15,096	$444	$—	$15,540
Selling, general, and administrative expenses			11,521	11,521
Depreciation and amortization from SG&A			817	817
Total selling, general, and administrative expenses			$12,338	$12,338
Other (income) - net			(142)	(142)
Operating income				3,344
Interest expense – net			451	451
Income before income taxes				$2,893

First Half Ended,
June 17, 2017
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$11,592	$47,220	$—	$58,812
Service revenues	96,716	11,307	—	108,023
Total revenues	$108,308	$58,527	$—	$166,835
Operating expenses
Operating costs	73,121	51,439	—	124,560
Operating depreciation and amortization	3,547	3,070	—	6,617
Profit before corporate selling, general, and administrative expenses	$31,640	$4,018	$—	$35,658
Selling, general, and administrative expenses			22,916	22,916
Depreciation and amortization from SG&A			1,699	1,699
Total selling, general, and administrative expenses			$24,615	$24,615
Other (income) - net			(8,033)	(8,033)
Operating income				19,076
Interest expense – net			499	499
Income before income taxes				$18,577

First Half Ended,
June 18, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$10,135	$38,264	$—	$48,399
Service revenues	94,663	15,943	—	110,606
Total revenues	$104,798	$54,207	$—	$159,005
Operating expenses
Operating costs	72,436	53,523	—	125,959
Operating depreciation and amortization	3,424	3,171	—	6,595
Profit (loss) before corporate selling, general, and administrative expenses	$28,938	$(2,487)	$—	$26,451
Selling, general, and administrative expenses			23,729	23,729
Depreciation and amortization from SG&A			1,651	1,651
Total selling, general, and administrative expenses			$25,380	$25,380
Other (income) - net			(201)	(201)
Operating income				1,272
Interest expense – net			969	969
Income before income taxes				$303

Total assets by segment as of June 17, 2017 and December 31, 2016 were as follows:

(Thousands)	June 17, 2017	December 31, 2016
Total Assets:
Environmental Services	$130,944	$129,506
Oil Business	128,596	135,323
Unallocated Corporate Assets	37,929	49,478
Total	$297,469	$314,307

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

The Company has purchase obligations in the form of open purchase orders of $16.7 million as of June 17, 2017, and $9.7 million as of December 31, 2016, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations.  The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable.  The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity.  When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 17, 2017 and December 31, 2016, the Company had accrued $5.6 million and $5.5 million related to loss contingencies and other contingent liabilities, respectively.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2015. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million in fiscal 2011, which will begin to expire in 2031. The NOL as of June 17, 2017 was $32.9 million, and the remaining deferred tax asset related to the Company’s state and federal NOL was a tax effected balance of $12.5 million.

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

The Company's effective tax rate for the second quarter of fiscal 2017 was 36.3% compared to 36.7% in the second quarter of fiscal 2016. The Company’s effective rate for the first half of fiscal 2017 was 36.5% compared to 65.0% in the first half of fiscal 2016. The rate decrease is primarily attributed to the previous year’s first half effect of certain state income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that had created comparatively high tax expense due to relatively low year-to-date pre-tax income in the first half of 2016.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.4 million for uncertain tax positions as of June 17, 2017 and December 31, 2016. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of June 17, 2017, the number of shares available for issuance under the Plan was 725,361 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 31, 2016	514,287	$11.00	1.33	$2,414
Exercised	(216,253)	10.90	—	—
Options outstanding at June 17, 2017	298,034	$11.08	0.85	$1,004

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares become fully vested one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. In addition, the Company may grant restricted shares to certain members of management based on their services and contingent upon continued service with the Company. The restricted shares vest over a period of approximately three years from the grant date. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant.

The following table shows a summary of restricted shares grants and expense resulting from the awards:

			Compensation Expense
(thousands except for shares total)			First Half Ended,		Unrecognized Expense as of
Recipient of Grant	Grant Date	Restricted Shares	June 17, 2017	June 18, 2016	June 17, 2017	December 31, 2016
Board of Directors	April, 2017	28,674	$113	$132	$134	$—
Members of Management	February, 2015	38,732	51	57	59	170
Members of Management	January, 2016	43,208	48	55	160	258
Members of Management	February, 2017	146,564	200	264	1,183	2,028
Chief Executive Officer	February, 2017	500,000	455	—	3,080	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5, then no shares shall vest. During the first half of fiscal 2017, the Company recorded approximately $0.5 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $3.1 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

The following table summarizes the restricted stock activity for the period ended June 17, 2017:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2016	136,171	$12.42
Granted	659,842	15.11
Vested	(96,636)	13.16
Nonvested shares outstanding at June 17, 2017	699,377	$14.51

Employee Stock Purchase Plan

As of June 17, 2017, the Company had reserved 161,812 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first half of fiscal 2017, employees purchased 14,367 shares of the Company’s common stock with a weighted average fair market value of $14.44 per share.

(13) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters and the first half ended of fiscal 2017 and 2016, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Second Quarter Ended,		First Half Ended,
(Thousands)	June 17, 2017	June 18, 2016	June 17, 2017	June 18, 2016
Net income	$6,986	$1,831	$11,803	$106
Less: Income attributable to noncontrolling interest	52	—	105	42
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$6,934	$1,831	$11,698	$64

Weighted average basic shares outstanding	22,506	22,246	22,430	22,236
Dilutive shares from share–based compensation plans	326	173	299	156
Weighted average diluted shares outstanding	22,832	22,419	22,729	22,392

Net income per share: basic	$0.31	$0.08	$0.52	$—
Net income per share: diluted	$0.30	$0.08	$0.51	$—

(14) OTHER EXPENSE (INCOME)

Other expense (income) for the first half of fiscal 2017 includes a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014.

(15) SUBSEQUENT EVENTS

On June 28, 2017, the Company entered into a Transition Agreement (“Agreement”) with its former Chief Operating Officer. Pursuant to the terms of the Agreement, the Company has eliminated the position of Chief Operating Officer and will incur a severance charge of approximately $1.2 million in the third quarter of fiscal 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2017. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2016 filed with the SEC on March 3, 2017. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("second quarter" or "quarter") and twenty-four weeks (first "half") ended June 17, 2017 and June 18, 2016, respectively. "Fiscal 2016" represents the 52-week period ended December 31, 2016 and "Fiscal 2017" represents the 52-week period ending December 30, 2017.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 65% of our total company revenues for the first half of fiscal 2017. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 35% of our total company revenues in the first half of fiscal 2017.

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

With the exception of the adoption of ASU 2016-09 described in Note 2 "Summary of Significant Accounting Policies," there were no material changes during the first half of fiscal 2017 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Second Quarter Ended,				For the First Half Ended,
(Thousands)	June 17, 2017		June 18, 2016		June 17, 2017		June 18, 2016

Revenues
Product revenues	$31,832	36.9%	$24,695	30.7%	$58,812	35.3%	$48,399	30.4%
Service revenues	54,550	63.1%	55,857	69.3%	108,023	64.7%	110,606	69.6%
Total Revenues	$86,382	100.0%	$80,552	100.0%	$166,835	100.0%	$159,005	100.0%
Operating expenses -
Operating costs	$63,270	73.2%	$61,711	76.6%	$124,560	74.7%	$125,959	79.2%
Selling, general and administrative expenses	10,575	12.2%	11,521	14.3%	22,916	13.7%	23,729	14.9%
Depreciation and amortization	4,184	4.8%	4,118	5.1%	8,316	5.0%	8,246	5.2%
Other (income) - net	(3,027)	(3.5)%	(142)	(0.2)%	(8,033)	(4.8)%	(201)	(0.1)%
Operating income	11,380	13.2%	3,344	4.2%	19,076	11.4%	1,272	0.8%
Interest expense – net	412	0.5%	451	0.6%	499	0.3%	969	0.6%
Income before income taxes	10,968	12.7%	2,893	3.6%	18,577	11.1%	303	0.2%
Provision for income taxes	3,982	4.6%	1,062	1.3%	6,774	4.1%	197	0.1%
Net income	6,986	8.1%	1,831	2.3%	11,803	7.1%	106	0.1%
Income attributable to noncontrolling interest	52	0.1%	—	—%	105	0.1%	42	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$6,934	8.0%	$1,831	2.3%	$11,698	7.0%	$64	—%

Revenues

For the second quarter of fiscal 2017, revenues increased $5.8 million, or 7.2%, from $80.6 million in the second quarter of fiscal 2016 to $86.4 million in the second quarter of fiscal 2017. For the first half of fiscal 2017, revenues increased $7.8 million, or 4.9%, from $159.0 million in the first half of fiscal 2016 to $166.8 million in the first half of fiscal 2017. The increase in revenues was mainly driven by higher Oil Business segment revenues year over year due to higher pricing for our base oil products, partially offset by lower used oil pick-up charges. Our Environmental Services segment revenues were up due to volume growth in our containerized waste, aqueous parts cleaning, and antifreeze business, as well as an increase in activity at customers directly involved in, and related to, the energy sector.

Operating expenses

Operating costs

Operating costs increased $1.6 million, or 2.5%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017. The largest portion of this increase was due to an increase in the amount paid to vendors for used oil delivered directly to our re-refinery. Operating costs decreased $1.4 million, or 1.1%, from the first half of fiscal 2016 to the first half of fiscal 2017. The decrease in operating costs for the first half of 2017 compared to the first half of 2016 was primarily due to improved route truck productivity, the absence of inventory write-downs such as we incurred in the first half of fiscal 2016, and lower net solvent and disposal costs, partially offset by higher prices paid for used oil delivered directly to our re-refinery, and higher labor expenses.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $0.9 million, or 8.2%, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017. Selling, general, and administrative expenses decreased $0.8 million, or 3.4%, from the first half of fiscal 2016 to the first half of fiscal 2017. The decrease in expense was mainly driven by lower legal fees, partially offset by higher incentive compensation and share-based compensation expense.

Other (income) - net

Other (income) - net was $3.0 million for the second quarter of fiscal 2017 compared to approximately $0.1 million of other (income) - net for the second quarter of fiscal 2016. Other income for the second quarter of fiscal 2017 was mainly driven by a gain of $3.6 million generated as a result of a settlement agreement related to our acquisition of FCC Environmental in 2014. Other (income) - net was $8.0 million for the first half of fiscal 2017 compared to approximately $0.2 million of other (income) - net for the first half of fiscal 2016. The first half of fiscal 2017 includes a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014.

Interest expense - net

Net interest expense for the second quarter of fiscal 2017 was $0.4 million compared to interest expense of $0.5 million in the second quarter of fiscal 2016. In the first half of fiscal 2017 we recorded interest expense of $0.9 million as a result of our Term Loan, partially offset by $0.4 million of interest income we received as part of our award from the arbitration related to our acquisition of FCC Environmental in 2014. Interest expense was $1.0 million for the first half of 2016.

Provision for income taxes

The Company's effective tax rate for the second quarter of fiscal 2017 was 36.3% compared to 36.7% in the second quarter of fiscal 2016. The Company’s effective rate for the first half of fiscal 2017 was 36.5% compared to 65.0% in the first half of fiscal 2016. The rate decrease is primarily attributed to the previous year’s first half effect of certain state income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that had created comparatively high tax expense due to relatively low year-to-date pre-tax income in the first half of 2016.

Segment Information

The following table presents revenues by operating segment:

	For the Second Quarter Ended,		Change
(Thousands)
	June 17, 2017	June 18, 2016	$	%

Revenues:
Environmental Services	$55,093	$52,437	$2,656	5.1%
Oil Business	31,289	28,115	3,174	11.3%
Total	$86,382	$80,552	$5,830	7.2%

	For the First Half Ended,		Change
(Thousands)
	June 17, 2017	June 18, 2016	$	%

Revenues:
Environmental Services	$108,308	$104,798	$3,510	3.3%
Oil Business	58,527	54,207	4,320	8.0%
Total	$166,835	$159,005	$7,830	4.9%

In the second quarter of fiscal 2017, Environmental Services revenues increased by $2.7 million, or 5.1%, from $52.4 million in the second quarter of fiscal 2016 to $55.1 million in the second quarter of fiscal 2017. In the first half of fiscal 2017, Environmental Services revenues increased by $3.5 million, or 3.3%, from $104.8 million in the first half of fiscal 2016 to $108.3 million in the first half of fiscal 2017. The increase in revenue was mainly due to growth in our aqueous parts cleaning, containerized waste and antifreeze lines of business, as well overall activity increases with customers directly involved in and related to the energy sector.

In the second quarter of fiscal 2017, Oil Business revenues were up $3.2 million, or 11.3%, compared to the second quarter of fiscal 2016. In the first half of fiscal 2017, Oil Business revenues increased $4.3 million, or 8.0%, compared to the first half of fiscal 2016. The increase in revenue was mainly driven by higher pricing for our base oil products, partially offset by lower used oil collection fees. During the first half of fiscal 2017, we sold approximately 19.3 million gallons of base oil compared to 20.2 million gallons during the first half fiscal 2016. During the second quarter of fiscal 2017, we produced base oil at a rate of 93.9% of the nameplate capacity of our re-refinery compared to 96.3% during the second quarter of fiscal of 2016.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by operating segment before corporate SG&A expense:

	For the Second Quarter Ended,		Change

(Thousands)	June 17, 2017	June 18, 2016	$	%

Profit before corporate SG&A*
Environmental Services	$16,691	$15,096	$1,595	10.6%
Oil Business	3,085	444	2,641	594.8%
Total	$19,776	$15,540	$4,236	27.3%

	For the First Half Ended,		Change
(Thousands)
	June 17, 2017	June 18, 2016	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$31,640	$28,938	$2,702	9.3%
Oil Business	4,018	(2,487)	6,505	—%
Total	$35,658	$26,451	$9,207	34.8%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $1.6 million, or 10.6%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. Environmental Services profit before corporate SG&A expense increased $2.7 million, or 9.3%, in the first half of fiscal 2017 compared to the first half of fiscal 2016 primarily due to higher revenue, lower disposal costs, lower worker's compensation, and the absence of inventory write-downs, partially offset by higher service labor in the first half of fiscal 2017 compared to the first half of fiscal 2016.

Oil Business income before corporate SG&A expense increased $2.6 million, in the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016. Oil Business income before corporate SG&A expense increased $6.5 million in the first half of fiscal 2017, compared to the first half of fiscal 2016. These improvements were primarily driven by the increase in the selling price for base oil , as well as improved productivity from our oil collection routes during the first half of fiscal 2017 compared to the first half of fiscal 2016. These improvements were partially offset by lower sales volume of base oil and RFO products as well as lower pricing for our used oil collection service during the first half of fiscal 2017 compared to the first half of fiscal 2016.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 17, 2017 and December 31, 2016, cash and cash equivalents were $25.2 million and $36.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility. During the first half of 2017, the Company used approximately $34.2 million of cash to pay down debt as part of entering into a new Credit Agreement.

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

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. In June 2017, the Company entered into a First Amendment to the Credit Agreement that expands the Company's ability to make dispositions without bank group approval.

As of the Effective date of the Credit Agreement February 21, 2017, the effective interest rate on the Term A loan was 3.28% and the effective rate on the revolving loan was 3.28%.
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

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

As of June 17, 2017 and December 31, 2016, the Company was in compliance with all covenants under both Credit Agreements. As of June 17, 2017 and December 31, 2016, the Company had $2.4 million and $3.0 million of standby letters of credit issued, respectively, and $62.6 million and $27.6 million was available for borrowing under the Credit Facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of June 17, 2017 and June 18, 2016 was 3.8% and 3.2%, respectively. As of June 17, 2017, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	For the First Half Ended,
(Thousands)	June 17, 2017	June 18, 2016
Net cash provided by (used in):
Operating activities	$27,912	$14,391
Investing activities	(6,279)	(11,071)
Financing activities	(33,001)	(1,603)
Net (decrease) increase in cash and cash equivalents	$(11,368)	$1,717

The most significant items affecting the comparison of our operating activities for the second quarter of fiscal 2017 and the second quarter of fiscal 2016 are summarized below:

Net Cash Provided by Operating Activities —

•
Earnings increase — Our increase in net income for the first half of fiscal 2017 favorably impacted our net cash provided by operating activities by $11.7 million compared to the first half fiscal 2016. Net income was favorably impacted, on a pre-tax basis, by a payment of $5.5 million resulting from an arbitration award and a $3.6 million gain from a settlement, both related to our acquisition of FCC Environmental in 2014.

•
Accounts Payable — The decrease in accounts payable unfavorably affected cash flows from operating activities by $4.4 million in the first half of fiscal 2017 compared to the first half of fiscal 2016. The decrease in accounts payable in the first half of fiscal 2017 was mainly driven by cash outlays of our legal fees payables.

•
Accrued expenses — In the first half of fiscal 2017, the decrease in accrued expenses unfavorably affected cash flows from operating activities by $3.9 million compared to the first half of fiscal 2016 driven mainly by higher cash outlays for incentive compensation and severance payments.

•
Accounts Receivable — The decrease in accounts receivable had a favorable impact on cash provided by operating activities of $5.1 million in the first half of fiscal 2017 compared to the first half of fiscal 2016 primarily due to receipt of $4.3 million related to a settlement agreement with the sellers of FCC Environmental.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $6.3 million and $8.7 million for capital expenditures during the first half of fiscal 2017 and the first half of fiscal 2016, respectively.  During the first half of fiscal 2017, we spent $2.6 million for capital improvements to the re-refinery, compared to $4.8 million on capital improvements at the re-refinery in the first half of fiscal 2016. Additionally, in the first half of fiscal 2017, we spent approximately $2.2 million for purchases of parts cleaning machines compared to $2.0 million in the first half of fiscal 2016.  The remaining $1.5 million of capital expenditures in the first half of fiscal 2017 was for other items including leasehold improvements and intangible assets compared to approximately $1.9 million spent in the first half of fiscal 2016 for other items.

Net Cash Used in Investing Activities —

•	Proceeds from New Credit Agreement — We received $30 million of proceeds from our new Term Loan.

•	Repayment of our Old Credit Agreement — We made $64.2 million of repayments of our prior Term Loan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility.  Interest on this facility is based upon variable interest rates.  Our weighted average borrowings under our Credit Facility during the first half of fiscal 2017 were $41.1 million, and the annual effective interest rate for the Credit Facility for the first half of fiscal 2017 was 3.8%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.4 million to our interest expense in the first half of fiscal 2017.

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

There was no change in the Company's internal controls over financial reporting that occurred during the first half of fiscal 2017 that has materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In October 2016, the United States Environmental Protection Agency (USEPA) issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act and regulations under the Clean Water Act (involving Spill Prevention, Control and Countermeasure plans). We have responded to the Notice and have provided USEPA with information in accordance with their request.  We continue to have discussions with the USEPA regarding the issues included in the Notice.  As of the end of the second quarter of fiscal 2017, no liability for potential penalties or fines has been recorded related to this situation.

In March 2017 the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Cease and Desist Order (Order) related to the company's activities to clean up and shutdown our facility located in Wilmington, DE which we acquired as part of our acquisition of FCC Environmental and International Petroleum Corporation.  The Order required the Company to submit analytical and shipping documentation related to our clean-up activities as well as to submit to DNREC a plan on how the remaining material at the facility was to be sampled, tested, removed and disposed.  We have responded to the Order and have provided DNREC with information in accordance with their request.  We continue to have discussions with DNREC regarding the issues included in the Order.  As of the end of the second quarter of fiscal 2017, no liability for potential penalties or fines has been recorded related to this situation.

ITEM 6.  EXHIBITS

10.1	First Amendment to the Credit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 26, 2017	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer