Form 10-Q
period 2017-09-09
Heritage-Crystal Clean, Inc.
filed 2017-10-19
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 9, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On October 16, 2017, there were outstanding 22,879,830 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 9, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,452	$36,610
Accounts receivable - net	45,881	47,533
Inventory - net	20,934	18,558
Other current assets	6,832	6,094
Total Current Assets	107,099	108,795
Property, plant and equipment - net	128,123	131,175
Equipment at customers - net	23,052	23,033
Software and intangible assets - net	17,607	19,821
Goodwill	31,580	31,483
Total Assets	$307,461	$314,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$26,730	$30,984
Current maturities of long-term debt	—	6,936
Accrued salaries, wages, and benefits	5,693	6,312
Taxes payable	7,601	6,729
Other current liabilities	2,725	3,245
Total Current Liabilities	42,749	54,206
Long-term debt, less current maturities	28,651	56,518
Deferred income taxes	13,210	5,314
Total Liabilities	$84,610	$116,038

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,879,830 and 22,300,007 shares issued and outstanding at September 9, 2017 and December 31, 2016, respectively	$229	$223
Additional paid-in capital	192,416	185,099
Retained earnings	29,638	12,227
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	222,283	197,549
Noncontrolling interest	568	720
Total Equity	$222,851	$198,269
Total Liabilities and Stockholders' Equity	$307,461	$314,307

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016

Revenues
Product revenues	$29,283	$27,182	$88,095	$75,582
Service revenues	54,048	54,690	162,071	165,295
Total revenues	$83,331	$81,872	$250,166	$240,877

Operating expenses
Operating costs	$63,649	$61,695	$188,210	$187,654
Selling, general, and administrative expenses	10,955	10,726	33,871	34,455
Depreciation and amortization	4,186	4,196	12,501	12,442
Other (income) expense - net	(3,078)	1,439	(11,112)	1,238
Operating income	7,619	3,816	26,696	5,088
Interest expense – net	276	463	775	1,432
Income before income taxes	7,343	3,353	25,921	3,656
Provision for income taxes	2,586	942	9,361	1,140
Net income	4,757	2,411	16,560	2,516
Income attributable to noncontrolling interest	53	76	158	117
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,704	$2,335	$16,402	$2,399

Net income per share: basic	$0.21	$0.10	$0.73	$0.11
Net income per share: diluted	$0.20	$0.10	$0.72	$0.11

Number of weighted average shares outstanding: basic	22,686	22,267	22,515	22,246
Number of weighted average shares outstanding: diluted	22,970	22,550	22,813	22,417

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2016	22,300,007	$223	$185,099	$12,227	$197,549	$720	$198,269
Adjustment adopting ASU 2016-09	—	—	—	1,009	1,009	—	1,009
Net income	—	—	—	16,402	16,402	158	16,560
Distribution	—	—	—	—	—	(310)	(310)
Issuance of common stock – ESPP	21,397	—	303	—	303	—	303
Exercise of stock options	484,531	5	5,407	—	5,412	—	5,412
Share-based compensation	73,895	1	1,607	—	1,608	—	1,608
Balance at September 9, 2017	22,879,830	$229	$192,416	$29,638	$222,283	$568	$222,851

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Three Quarters Ended,
	September 9, 2017	September 10, 2016
Cash flows from Operating Activities:
Net income	$16,560	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,501	12,442
Net (gain) on disposition of assets	(2,506)	(158)
Non-cash inventory impairment	—	1,651
Bad debt provision	105	714
Share-based compensation	1,608	890
Deferred taxes	8,904	973
Amortization of deferred gain on lease conversion	—	(201)
Other, net	513	541
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,534	(6,131)
(Increase) decrease in inventory	(2,376)	2,428
Increase in other current assets	(739)	(1,753)
(Decrease) increase in accounts payable	(3,749)	8,890
(Decrease) increase in accrued expenses	(336)	1,197
Cash provided by operating activities	$32,019	$23,999

Cash flows from Investing Activities:
Capital expenditures	$(9,465)	$(12,594)
Business acquisitions, net of cash acquired	—	(2,400)
Proceeds from the disposal of assets	4,129	304
Cash used in investing activities	$(5,336)	$(14,690)

Cash flows from Financing Activities:
Payments on Term loan	$(64,195)	$(3,371)
Proceeds from new Term Loan	30,000	—
Proceeds under revolving credit facility	4,000	—
Payments of revolving credit facility	(4,000)	—
Proceeds from the exercise of stock options	5,412	—
Proceeds from the issuance of common stock	303	341
Payments of debt issuance costs	(1,051)	—
Distributions to noncontrolling interest	(310)	(120)
Cash used in financing activities	$(29,841)	$(3,150)
Net (decrease) increase in cash and cash equivalents	(3,158)	6,159
Cash and cash equivalents, beginning of period	36,610	23,608
Cash and cash equivalents, end of period	$33,452	$29,767

Supplemental disclosure of cash flow information:
Income taxes paid	$208	$315
Cash paid for interest	970	1,473
Supplemental disclosure of non-cash information:
Payables for construction in progress	$386	$287

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 9, 2017

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

December 31, 2017
The Company is continuing to evaluate the effect that this accounting standard will have on our consolidated financial position and results of operations. To date, certain personnel have attended technical training concerning this new revenue recognition standard. The Company has identified the portfolios of contracts with customers and the various performance obligations associated with each portfolio of contracts. The Company has also concluded that the timing of revenue recognition will change for certain of our portfolios of contracts upon adoption of ASC 606 as compared to our current revenue recognition. The Company is also assessing the changes that will be necessary to our information systems to enable us to capture the information necessary to recognize revenue in accordance with the new standard and comply with the additional disclosure requirements. The Company will adopt the standard in the first quarter of fiscal 2018 with the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized at the date of initial application.

ASU 2016-02 Leases (Topic 842)	February 2016
This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early application of the amendments in this update is permitted for all entities.
January 4, 2019
The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations. The Company anticipates that implementation of this standard will result in an increase to assets and an increase to liabilities.

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
			December 31, 2016	The adoption of ASU 2014-15 in fiscal 2016 resulted in no impact to our consolidated financial statements.
2015-03 Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and 2015-15 Interest—Imputation of Interest (Subtopic 835-30)	April 2015
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition:

(Thousands)	Phoenix Environmental	REC

Accounts receivable	$260	$80
Inventory	27	56
Property, plant, & equipment	398	457
Equipment at customers	38	—
Intangible assets	700	132
Goodwill	1,245	—
Total purchase price, net of cash acquired	$2,668	$725

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	September 9, 2017	December 31, 2016
Trade	$44,907	$42,332
Less: allowance for doubtful accounts	1,719	2,176
Trade - net	43,188	40,156
Related parties	1,213	1,324
Other	1,480	6,053
Total accounts receivable - net	$45,881	$47,533

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 9, 2017, and the fiscal year ended December 31, 2016:

	For the First Three Quarters Ended,	For the Fiscal Year Ended,
(Thousands)	September 9, 2017	December 31, 2016
Balance at beginning of period	$2,176	$2,207
Provision for bad debts	105	687
Accounts written off, net of recoveries	(562)	(718)
Balance at end of period	$1,719	$2,176

(5)    INVENTORY

The carrying value of inventory consisted of the following:

(Thousands)	September 9, 2017	December 31, 2016
Used oil and processed oil	$6,765	$5,493
Solvents and solutions	5,663	5,014
Drums and supplies	4,071	3,790
Machines	3,163	2,576
Other	1,762	1,899
Total inventory	21,424	18,772
Less: machine refurbishing reserve	(490)	(214)
Total inventory - net	$20,934	$18,558

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the third quarters of fiscal 2017 and fiscal 2016. There were no inventory write-downs in the first three quarters of fiscal 2017 compared to $1.7 million of inventory write-downs in the first three quarters of fiscal 2016.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	September 9, 2017	December 31, 2016
Machinery, vehicles, and equipment	$79,221	$78,592
Buildings and storage tanks	68,938	69,977
Land	9,563	10,363
Leasehold improvements	4,997	4,876
Construction in progress	13,343	8,646
Assets held for sale	60	177
Total property, plant and equipment	176,122	172,631
Less: accumulated depreciation	(47,999)	(41,456)
Property, plant and equipment - net	$128,123	$131,175

(Thousands)	September 9, 2017	December 31, 2016
Equipment at customers	$66,634	$63,502
Less: accumulated depreciation	(43,582)	(40,469)
Equipment at customers - net	$23,052	$23,033

Depreciation expense for both third quarters ended September 9, 2017 and September 10, 2016 was $3.4 million. Depreciation expense for the first three quarters ended September 9, 2017, and September 10, 2016 was $10.2 million.

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

The following table shows changes to our goodwill balances by segment from December 31, 2016, to September 9, 2017:

(Thousands)	Oil Business	Environmental Services	Total

Goodwill at January 2, 2016
Gross carrying amount	$3,952	$30,325	$34,277
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at January 2, 2016	$—	$30,325	$30,325
Acquisitions	—	1,158	1,158
Goodwill at December 31, 2016
Gross carrying amount	3,952	31,483	35,435
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 31, 2016	$—	$31,483	$31,483
Measurement period adjustments	—	97	97
Goodwill at September 9, 2017
Gross carrying amount	3,952	31,580	35,532
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at September 9, 2017	$—	$31,580	$31,580

The following is a summary of software and other intangible assets:

	September 9, 2017			December 31, 2016
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,069	$8,310	$14,759	$23,045	$6,682	$16,363
Software	4,604	3,822	782	4,573	3,655	918
Non-compete agreements	2,950	2,489	461	2,934	2,180	754
Patents, formulae, and licenses	1,769	622	1,147	1,769	576	1,193
Other	1,348	890	458	1,348	755	593
Total software and intangible assets	$33,740	$16,133	$17,607	$33,669	$13,848	$19,821

Amortization expense was $0.8 million for the third quarter ended September 9, 2017, and $0.7 million for third quarter ended September 10, 2016. Amortization expense was $2.3 million for both the first three quarters ended September 9, 2017, and the first three quarters ended September 10, 2016. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 10 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2017 and for fiscal years 2018, 2019, 2020, and 2021 is $1.0 million, $3.0 million, $2.6 million, $2.5 million, and $2.4 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

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
During the first three quarters of fiscal 2017, the Company paid and capitalized $1.1 million of debt issuance costs pertaining to the New Credit Agreement and charged $0.2 million of unamortized debt issuance costs pertaining to the Prior Credit Agreement to selling, general, and administrative expenses.

Debt at September 9, 2017 and December 31, 2016 consisted of the following:

(thousands)	September 9, 2017	December 31, 2016
Principal amount	$30,000	$64,195
Less: unamortized debt issuance costs	1,349	741
Debt less unamortized debt issuance costs	$28,651	$63,454

During the third quarter of fiscal 2017, the Company recorded interest of $0.3 million on the term loan. During the first three quarters of fiscal 2017, the Company recorded interest of $1.2 million on the term loan.

During the third quarter of fiscal 2016, the Company recorded interest of $0.5 million on the Prior Credit Agreement term loans and capitalized less than $0.1 million for various capital projects. During the first three quarters of fiscal 2016, the Company recorded interest of $1.5 million on the term loan, of which less than $0.1 million was capitalized for various capital projects. The Company's weighted average interest rate for all debt as of September 9, 2017 and September 10, 2016 was 3.6% and 3.2%, respectively.

As of September 9, 2017 and December 31, 2016, the Company was in compliance with all covenants under both credit agreements. As of September 9, 2017 and December 31, 2016, the Company had $0.9 million and $3.0 million of standby letters of credit issued, respectively, and $64.1 million and $27.6 million was available for borrowing under the revolving credit facility, respectively. We believe that the carrying value of our new debt balance at September 9, 2017 approximates fair value.

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

Operating segment results for the third quarters ended September 9, 2017, and September 10, 2016 were as follows:

Third Quarter Ended,
September 9, 2017
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,623	$23,660	$—	$29,283
Service revenues	49,419	4,629	—	54,048
Total revenues	$55,042	$28,289	$—	$83,331
Operating expenses
Operating costs	38,298	25,351	—	63,649
Operating depreciation and amortization	1,794	1,555	—	3,349
Profit before corporate selling, general, and administrative expenses	$14,950	$1,383	$—	$16,333
Selling, general, and administrative expenses			10,955	10,955
Depreciation and amortization from SG&A			837	837
Total selling, general, and administrative expenses			$11,792	$11,792
Other (income) - net			(3,078)	(3,078)
Operating income				7,619
Interest expense – net			276	276
Income before income taxes				$7,343

Third Quarter Ended,
September 10, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$4,691	$22,491	$—	$27,182
Service revenues	46,591	8,099	—	54,690
Total revenues	$51,282	$30,590	$—	$81,872
Operating expenses
Operating costs	34,456	27,239	—	61,695
Operating depreciation and amortization	1,742	1,618	—	3,360
Profit before corporate selling, general, and administrative expenses	$15,084	$1,733	$—	$16,817
Selling, general, and administrative expenses			10,726	10,726
Depreciation and amortization from SG&A			836	836
Total selling, general, and administrative expenses			$11,562	$11,562
Other expense - net			1,439	1,439
Operating income				3,816
Interest expense – net			463	463
Income before income taxes				$3,353

First Three Quarters Ended,
September 9, 2017
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$17,215	$70,880	$—	$88,095
Service revenues	146,135	15,936	—	162,071
Total revenues	$163,350	$86,816	$—	$250,166
Operating expenses
Operating costs	111,419	76,791	—	188,210
Operating depreciation and amortization	5,341	4,624	—	9,965
Profit before corporate selling, general, and administrative expenses	$46,590	$5,401	$—	$51,991
Selling, general, and administrative expenses			33,871	33,871
Depreciation and amortization from SG&A			2,536	2,536
Total selling, general, and administrative expenses			$36,407	$36,407
Other (income) - net			(11,112)	(11,112)
Operating income				26,696
Interest expense – net			775	775
Income before income taxes				$25,921

First Three quarters Ended,
September 10, 2016
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$14,826	$60,756	$—	$75,582
Service revenues	141,254	24,041	—	165,295
Total revenues	$156,080	$84,797	$—	$240,877
Operating expenses
Operating costs	106,892	80,762	—	187,654
Operating depreciation and amortization	5,166	4,789	—	9,955
Profit (loss) before corporate selling, general, and administrative expenses	$44,022	$(754)	$—	$43,268
Selling, general, and administrative expenses			34,455	34,455
Depreciation and amortization from SG&A			2,487	2,487
Total selling, general, and administrative expenses			$36,942	$36,942
Other expense - net			1,238	1,238
Operating income				5,088
Interest expense – net			1,432	1,432
Income before income taxes				$3,656

Total assets by segment as of September 9, 2017 and December 31, 2016 were as follows:

(Thousands)	September 9, 2017	December 31, 2016
Total Assets:
Environmental Services	$129,665	$129,506
Oil Business	131,619	135,323
Unallocated Corporate Assets	46,177	49,478
Total	$307,461	$314,307

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

The Company has purchase obligations in the form of open purchase orders of $17.4 million as of September 9, 2017, and $9.7 million as of December 31, 2016, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 9, 2017 and December 31, 2016, the Company had accrued $5.8 million and $5.5 million related to loss contingencies and other contingent liabilities, respectively.

(11)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2015. Therefore, the Company recorded a noncurrent deferred tax liability to reflect difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million in fiscal 2011, which will begin to expire in 2031. The NOL as of September 9, 2017 was $24.1 million, and the remaining deferred tax asset related to the Company’s state and federal NOL was a tax effected balance of $9.3 million.

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

The Company's effective tax rate for the third quarter of fiscal 2017 was 35.2% compared to 28.1% in the third quarter of fiscal 2016. The Company’s effective rate for the first three quarters of fiscal 2017 was 36.1% compared to 31.2% in the first three quarters of fiscal 2016. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain income and expenditures items. The rate increase is attributable to the previous year’s expenditures reported net of anticipated reimbursement from an unrelated third party for financial reporting purposes but deducted on a gross basis for income tax purposes, which is partially offset by expenditures which are expensed for financial reporting purposes but not deductible for income tax purposes.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.4 million for uncertain tax positions as of September 9, 2017 and December 31, 2016. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(12)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 1,902,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of September 9, 2017, the number of shares available for issuance under the Plan was 737,639 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 31, 2016	514,287	$11.00	1.33	$2,414
Exercised	(487,764)	11.17	—	—
Options outstanding at September 9, 2017	26,523	$8.04	1.37	$331

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

The following table shows a summary of restricted shares grants and expense resulting from the awards:

			Compensation Expense
(thousands except for shares total)			First three quarters Ended,		Unrecognized Expense as of
Recipient of Grant	Grant Date	Restricted Shares	September 9, 2017	September 10, 2016	September 9, 2017	December 31, 2016
Board of Directors	April, 2017	14,980	$168	$197	$73	$—
Members of Management	February, 2015	38,732	76	83	34	110
Members of Management	January, 2016	43,208	72	82	136	208
Members of Management	February, 2017	146,564	307	161	1,075	1,382
Chief Executive Officer	February, 2017	500,000	737	—	2,798	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first three quarters of fiscal 2017, the Company recorded approximately $0.7 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $2.8 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

The following table summarizes the restricted stock activity for the period ended September 9, 2017:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2016	136,171	$12.42
Granted	659,842	15.11
Vested	(97,302)	13.14
Forfeited	(9,045)	$14.50
Nonvested shares outstanding at September 9, 2017	689,666	$14.52

Employee Stock Purchase Plan

As of September 9, 2017, the Company had reserved 154,782 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first three quarters of fiscal 2017, employees purchased 21,397 shares of the Company’s common stock with a weighted average fair market value of $14.92 per share.

(13) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters and the first three quarters of fiscal 2017 and 2016, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Third Quarter Ended,		First Three Quarters Ended,
(Thousands)	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Net income	$4,757	$2,411	$16,560	$2,516
Less: Income attributable to noncontrolling interest	53	76	158	117
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$4,704	$2,335	$16,402	$2,399

Weighted average basic shares outstanding	22,686	22,267	22,515	22,246
Dilutive shares from share–based compensation plans	284	283	298	171
Weighted average diluted shares outstanding	22,970	22,550	22,813	22,417

Net income per share: basic	$0.21	$0.10	$0.73	$0.11
Net income per share: diluted	$0.20	$0.10	$0.72	$0.11

(14) OTHER EXPENSE (INCOME)

Other expense (income) for the first three quarters of fiscal 2017 includes a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014. Additionally, during the third quarter of 2017, the Company recorded a gain of $3.1 million from having sold the Company's facility located in Pompano Beach, Florida.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

`Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2017. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2016 filed with the SEC on March 3, 2017. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("third quarter" or "quarter") and thirty-six weeks ("first three quarters") ended September 9, 2017 and September 10, 2016, respectively. "Fiscal 2016" represents the 52-week period ended December 31, 2016 and "Fiscal 2017" represents the 52-week period ending December 30, 2017.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 65% of our total company revenues for the first three quarters of fiscal 2017. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 35% of our total company revenues in the first three quarters of fiscal 2017.

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

We use profit before corporate selling, general, and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before corporate SG&A expense as revenue less operating costs and depreciation and amortization from operations.

Our corporate selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management, billing, receivables management, accounting and finance, information technology, environmental health and safety, and legal.

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

With the exception of the adoption of ASU 2016-09 described in Note 2 "Summary of Significant Accounting Policies," there were no material changes during the first three quarters of fiscal 2017 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Third Quarter Ended,				For the First Three Quarters Ended,
(Thousands)	September 9, 2017		September 10, 2016		September 9, 2017		September 10, 2016

Revenues
Product revenues	$29,283	35.1%	$27,182	33.2%	$88,095	35.2%	$75,582	31.4%
Service revenues	54,048	64.9%	54,690	66.8%	162,071	64.8%	165,295	68.6%
Total Revenues	$83,331	100.0%	$81,872	100.0%	$250,166	100.0%	$240,877	100.0%
Operating expenses
Operating costs	$63,649	76.4%	$61,695	75.4%	$188,210	75.2%	$187,654	77.9%
Selling, general and administrative expenses	10,955	13.1%	10,726	13.1%	33,871	13.5%	34,455	14.3%
Depreciation and amortization	4,186	5.0%	4,196	5.1%	12,501	5.0%	12,442	5.2%
Other (income) expense - net	(3,078)	(3.7)%	1,439	1.8%	(11,112)	(4.4)%	1,238	0.5%
Operating income	7,619	9.1%	3,816	4.7%	26,696	10.7%	5,088	2.1%
Interest expense – net	276	0.3%	463	0.6%	775	0.3%	1,432	0.6%
Income before income taxes	7,343	8.8%	3,353	4.1%	25,921	10.4%	3,656	1.5%
Provision for income taxes	2,586	3.1%	942	1.2%	9,361	3.7%	1,140	0.5%
Net income	4,757	5.7%	2,411	2.9%	16,560	6.6%	2,516	1.0%
Income attributable to noncontrolling interest	53	0.1%	76	0.1%	158	0.1%	117	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,704	5.6%	$2,335	2.9%	$16,402	6.6%	$2,399	1.0%

Revenues

For the third quarter of fiscal 2017, revenues increased $1.5 million, or 1.8%, from $81.9 million in the third quarter of fiscal 2016 to $83.3 million in the third quarter of fiscal 2017. For the first three quarters of fiscal 2017, revenues increased $9.3 million, or 3.9%, from the first three quarters of fiscal 2016 to $250.2 million in the first three quarters of fiscal 2017. The increase in revenues was mainly driven by higher Environmental Services segment revenues year over year due to volume growth in our containerized waste, aqueous parts cleaning, and antifreeze businesses, along with a year over year increase in revenues from our Oil Business segment mainly due to higher pricing for our base oil products, partially offset by lower used oil collection fees.

Operating expenses

Operating costs

Operating costs increased $2.0 million, or 3.2%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017. The largest portion of this increase was due to an increase in labor as part of our growth initiatives, higher solvent costs and higher worker's compensation expense. Operating costs increased $0.6 million, or 0.3%, from the first three quarters of fiscal 2016 to the first three quarters of fiscal 2017. The slight increase in operating costs for the first three quarters of 2017 compared to the first three quarters of 2016 was primarily due to higher prices paid for used oil delivered directly to our re-refinery and higher labor expenses, partially offset by improved route truck productivity, the absence of inventory write-downs such as we incurred in the first three quarters of fiscal 2016, and lower disposal costs.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $0.2 million, or 2.1%, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017. Selling, general, and administrative expenses decreased $0.6 million, or 1.7%, from the first three quarters of fiscal 2016 to the first three quarters of fiscal 2017. The decrease in expense was mainly driven by lower legal fees, partially offset by higher incentive compensation and share-based compensation expense.

Other expense (income) - net

Other expense (income) - net was income of $3.1 million for the third quarter of fiscal 2017 compared to expense of $1.4 million for the third quarter of fiscal 2016. Other income for the third quarter of fiscal 2017 was mainly driven by a gain of $3.1 million from having sold the Company's facility located in Pompano Beach, Florida.

Other expense (income) - net was income of $11.1 million for the first three quarters of fiscal 2017 compared to expense of $0.2 million for the first three quarters of fiscal 2016. The first three quarters of fiscal 2017 also included a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014.

Interest expense - net

Net interest expense for the third quarter of fiscal 2017 was $0.3 million compared to interest expense of $0.5 million in the third quarter of fiscal 2016. In the first three quarters of fiscal 2017 we recorded interest expense of $1.2 million as a result of our Term Loan, partially offset by $0.4 million of interest income we received as part of our award from the arbitration related to our acquisition of FCC Environmental and International Petroleum Corp. of Delaware in 2014. Net interest expense was $1.4 million for the first three quarters of 2016.

Provision for income taxes

The Company's effective tax rate for the third quarter of fiscal 2017 was 35.2% compared to 28.1% in the third quarter of fiscal 2016. The Company’s effective rate for the first three quarters of fiscal 2017 was 36.1% compared to 31.2% in the first three quarters of fiscal 2016. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting for certain income and expenditures items. The rate increase is attributable to the previous year’s expenditures reported net of anticipated reimbursement from an unrelated third party for financial reporting purposes but deducted on a gross basis for income tax purposes, which is partially offset by expenditures which are expensed for financial reporting purposes but not deductible for income tax purposes.

Segment Information

The following table presents revenues by operating segment:

	For the Third Quarter Ended,		Change
(Thousands)
	September 9, 2017	September 10, 2016	$	%

Revenues:
Environmental Services	$55,042	$51,282	$3,760	7.3%
Oil Business	28,289	30,590	(2,301)	(7.5)%
Total	$83,331	$81,872	$1,459	1.8%

	For the First Three Quarters Ended,		Change
(Thousands)
	September 9, 2017	September 10, 2016	$	%

Revenues:
Environmental Services	$163,350	$156,080	$7,270	4.7%
Oil Business	86,816	84,797	2,019	2.4%
Total	$250,166	$240,877	$9,289	3.9%

In the third quarter of fiscal 2017, Environmental Services revenues increased by $3.8 million, or 7.3%, from $51.3 million in the third quarter of fiscal 2016 to $55.0 million in the third quarter of fiscal 2017. In the first three quarters of fiscal 2017, Environmental Services revenues increased by $7.3 million, or 4.7%, from $156.1 million in the first three quarters of fiscal 2016 to $163.4 million in the first three quarters of fiscal 2017. The increase in revenue was mainly due to growth in our aqueous parts cleaning, containerized waste and antifreeze lines of business.

In the third quarter of fiscal 2017, Oil Business revenues were down $2.3 million, or 7.5%, compared to the third quarter of fiscal 2016. The third quarter revenue decrease was due to lower used oil collection charges and lower RFO sales volumes, partially offset by higher selling prices for our base oil products. In the first three quarters of fiscal 2017, Oil Business revenues increased $2.0 million, or 2.4%, compared to the first three quarters of fiscal 2016. The increase in revenue was mainly driven by higher pricing for our base oil products, partially offset by lower used oil collection fees. During the first three quarters of fiscal 2017, we sold approximately 28.2 million gallons of base oil compared to 29.2 million gallons during the first three quarters fiscal 2016. During the third quarter of fiscal 2017, we produced base oil at a rate of 91.1% of the nameplate capacity of our re-refinery compared to 91.6% during the third quarter of fiscal of 2016.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by operating segment before corporate SG&A expense:

	For the Third Quarter Ended,		Change

(Thousands)	September 9, 2017	September 10, 2016	$	%

Profit before corporate SG&A*
Environmental Services	$14,950	$15,084	$(134)	(0.9)%
Oil Business	$1,383	1,733	(350)	(20.2)%
Total	$16,333	$16,817	$(484)	(2.9)%

	For the First Three Quarters Ended,		Change
(Thousands)
	September 9, 2017	September 10, 2016	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$46,590	$44,022	$2,568	5.8%
Oil Business	5,401	(754)	6,155	—%
Total	$51,991	$43,268	$8,723	20.2%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense decreased $0.1 million, or 0.9%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily due to higher labor costs from the addition of sales and service resources along with higher solvent and workers' compensation expense, partly offset by lower disposal costs. Environmental Services profit before corporate SG&A expense increased $2.6 million, or 5.8%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 primarily due to higher revenue, lower disposal costs, and the absence of inventory write-downs, partially offset by higher service labor and solvent costs in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016.

Oil Business income before corporate SG&A expense decreased $0.4 million, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 mainly due to contingent liabilities for potential fines accrued during the quarter, see "Legal Proceedings." Oil Business income before corporate SG&A expense increased $6.2 million in the first three quarters of fiscal 2017, compared to the first three quarters of fiscal 2016. The improvement was primarily driven by the increase in the selling price for base oil, as well as improved productivity from our oil collection routes during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. These improvements were partially offset by lower sales volume of base oil and RFO products as well as lower pricing for our used oil collection service during the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 9, 2017 and December 31, 2016, cash and cash equivalents were $33.5 million and $36.6 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility. During the first three quarters of 2017, the Company used approximately $34.2 million of cash to pay down debt as part of entering into a new Credit Agreement.

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

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

As of September 9, 2017 and December 31, 2016, the Company was in compliance with all covenants under both Credit Agreements. As of September 9, 2017 and December 31, 2016, the Company had $0.9 million and $3.0 million of standby letters of credit issued, respectively, and $64.1 million and $27.6 million was available for borrowing under the Credit Facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of September 9, 2017 and September 10, 2016 was 3.6% and 3.2%, respectively. As of September 9, 2017, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	For the First Three Quarters Ended,
(Thousands)	September 9, 2017	September 10, 2016
Net cash provided by (used in):
Operating activities	$32,019	$23,999
Investing activities	(5,336)	(14,690)
Financing activities	(29,841)	(3,150)
Net (decrease) increase in cash and cash equivalents	$(3,158)	$6,159

The most significant items affecting the comparison of our operating activities for the third quarter of fiscal 2017 and the third quarter of fiscal 2016 are summarized below:

Net Cash Provided by Operating Activities —

•
Earnings increase — Our increase in net income for the first three quarters of fiscal 2017 favorably impacted our net cash provided by operating activities by $14.0 million compared to the first three quarters fiscal 2016. Net income was favorably impacted, on a pre-tax basis, by a payment of $5.5 million resulting from an arbitration award and a $3.6 million gain from a settlement, both related to our acquisition of FCC Environmental in 2014.

•
Accounts Payable — The decrease in accounts payable unfavorably affected cash flows from operating activities by $12.6 million in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. The decrease in accounts payable in the first three quarters of fiscal 2017 was mainly driven by cash outlays of our legal fees payables.

•
Accrued expenses — In the first three quarters of fiscal 2017, the decrease in accrued expenses unfavorably affected cash flows from operating activities by $1.5 million compared to the first three quarters of fiscal 2016 driven mainly by higher cash outlays for incentive compensation and severance payments.

•
Accounts Receivable — The decrease in accounts receivable had a favorable impact on cash provided by operating activities of $7.7 million in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 primarily due to receipt of $4.3 million related to a settlement agreement with the sellers of FCC Environmental.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $9.5 million and $12.6 million for capital expenditures during the first three quarters of fiscal 2017 and the first three quarters of fiscal 2016, respectively. During the first three quarters of fiscal 2017, we spent $4.0 million for capital improvements to the re-refinery, compared to $4.8 million on capital improvements at the re-refinery in the first three quarters of fiscal 2016. Additionally, in the first three quarters of fiscal 2017, we spent approximately $3.1 million for purchases of parts cleaning machines compared to $3.2 million in the first three quarters of fiscal 2016. The remaining $2.4 million of capital expenditures in the first three quarters of fiscal 2017 was for other items including leasehold improvements and intangible assets compared to approximately $3.1 million spent in the first three quarters of fiscal 2016 for other items.

•	Proceeds from the disposal of assets — During the third quarter, the Company received $4.1 million of cash from having sold a facility located in Pompano Beach, Florida.

Net Cash Used in Investing Activities —

•	Proceeds from New Credit Agreement — We received $30.0 million of proceeds from our new Term Loan.

•	Repayment of our Old Credit Agreement — We made $64.2 million of repayments of our prior Term Loan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility.  Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first three quarters of fiscal 2017 were $37.4 million, and the annual effective interest rate for the Credit Facility for the first three quarters of fiscal 2017 was 3.6%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.4 million to our interest expense in the first three quarters of fiscal 2017.

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

There was no change in the Company's internal controls over financial reporting that occurred during the first three quarters of fiscal 2017 that has materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In October 2016, the United States Environmental Protection Agency (USEPA) issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act and regulations under the Clean Water Act (involving Spill Prevention, Control and Countermeasure plans). We have responded to the Notice and have provided USEPA with information in accordance with their request. We continue to have discussions with the USEPA regarding the issues included in the Notice. As a result of further communications regarding this matter, we have accrued an estimated liability of an immaterial amount during the third quarter.

In March 2017, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Cease and Desist Order (Order) related to the company's activities to clean up and shutdown our facility located in Wilmington, DE which we acquired as part of our acquisition of FCC Environmental and International Petroleum Corporation.  The Order required the Company to submit analytical and shipping documentation related to our clean-up activities as well as to submit to DNREC a plan on how the remaining material at the facility was to be sampled, tested, removed and disposed. We have responded to the Order and have provided DNREC with information in accordance with their request. We continue to have discussions with DNREC regarding the issues included in the Order. As a result of further communications regarding this matter, we have accrued an estimated liability of an immaterial amount during the third quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2017, in connection with the exercise of stock options by certain employees, the Company purchased from these employees a total of 1,073 shares of its common stock for a purchase price of $16.00 per share for the sole purposes of satisfying the minimum tax withholding obligations of the employees. No shares were repurchased in the open market.

The following table shows the Company's stock repurchase activity during the three months ended September 9, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
June 2017	1,073	$16.00	—	—
(a) Shares withheld for income tax liabilities upon stock option exercises

ITEM 6.  EXHIBITS

10.1	First Amendment to the Credit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 19, 2017	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer