Form 10-K
period 2017-12-30
Heritage-Crystal Clean, Inc.
filed 2018-03-01
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
Yes ☐ No ☒

On June 16, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $202.7 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 26, 2018, there were outstanding 22,961,823 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, LLC (herein collectively referred to as “we,” “us,” “our,” "HCC" or “the Company”) is a wholly owned subsidiary of Heritage-Crystal Clean, Inc. (herein referred to as "HCCI"). HCC provides full-service parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, field services, and owns and operates a used oil re-refinery. We believe that we are the second largest provider of parts cleaning and hazardous and non-hazardous waste services to small and mid-sized customers in both the industrial and vehicle maintenance sectors in North America, and we are the second largest used oil re-refiner by capacity in North America. We operate our business through our Environmental Services and Oil Business segments.

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

We have adopted innovative approaches in our Environmental Services segment to minimize the regulatory burdens for our customers and have made “ease of use” of our services and products a priority. Our company has pioneered two different programs whereby our customers' used parts cleaning solvent may be excluded from the U.S. Environmental Protection Agency's ("EPA") definition of hazardous waste. These two programs not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers’ locations. This can allow the customer to achieve a lower “generator status” with the EPA and thereby reduce their overall regulatory burden, including reduced reporting obligations and inspections.

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

Oil Business Segment

The Oil Business segment consists of used oil collection activities, re-refining activities, oil filter removal and disposal services, and the sale of recycled fuel oil. Through our re-refining process, we recycle used oil into high quality lubricant base oil and other products, and we are a supplier to firms that produce and market finished lubricants. We operate a used oil re-refinery with an annual nameplate capacity of 75 million gallons.We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

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

Environmental Services Segment

Parts cleaning machines and the related cleaning chemicals and solutions are used by operators and maintenance personnel in industrial plants and technicians in automotive service locations to clean dirty machine parts. Through use, the cleaning chemicals and solutions become contaminated with oil and sediment and must be replaced regularly. This replacement of used cleaning chemicals and solutions is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down the drain. Vehicle maintenance facilities as well as small to medium sized industrial businesses generate other regulated materials which cannot be legally disposed of in the municipal trash or poured down the drain, such as used oil, waste paint, antifreeze, used oil filters, discarded fluorescent light tubes, spent batteries, etc. Because the management of these wastes is subject to changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records, and ensure compliance with environmental laws. Large businesses, which generate substantial volumes of industrial and hazardous wastes, may find it more efficient to employ highly trained employees to manage this waste. Small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments and typically prefer to outsource these services to providers that can assist them in their disposal of used cleaning chemicals and solutions as well as other wastes subject to environmental regulations.

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

Since fiscal 2012, we have produced and sold lubricating base oil from our re-refinery. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the many products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as Chevron, ExxonMobil, and Motiva produce a significant share of the total U.S. base oil output. Some of the major refining companies use this material to produce their own branded lubricant products and also sell base oil to other firms that focus on the blending and packaging of lubricants. Historically, base oil has been sold for prices based on the market price of the crude oil feedstock plus a premium. However, the level of supply and demand for base oil can also affect the market price.

As of December 30, 2017, we operate 12 oil processing operations. Certain locations remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). The RFO we produce is sold to industrial burners and used oil processors, such as Vacuum Gas Oil ("VGO") producers and used oil re-refiners, or sold as a blend or cutter stock. We also operate four wastewater treatment operations that service our Environmental Services segment. These facilities allow us to remove oil from some of the wastewater we collect, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO.

The Crystal Clean Solution

Through our network of 86 branches, as of December 30, 2017, we provided parts cleaning, used oil collection, industrial waste removal, vacuum services, antifreeze recycling services, and field services to approximately 90,000 active customer locations.

Environmental Services Segment

During fiscal 2017, we performed more than 550,000 environmental services in fiscal 2017, of which over 300,000 were parts cleaning services. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for approximately 65% of our revenues for fiscal 2017 and are generated primarily from providing parts cleaning services, industrial waste removal, and vacuum services for our clients.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil that they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a strong need for timely used oil service. We have designed our services to deliver regularly-scheduled pickups, as well as the capability to respond to unscheduled requests on short notice. The used oil we collect is either transported to our used oil re-refinery or processed into RFO. When we re-refine or recycle their used oil, we are able to provide our customers with the satisfaction that their used oil is re-refined into high quality lubricants, using the approach cited as preferred by the EPA, or recycled by being used in the production of RFO.

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil, which we collect from our customers or purchase from other oil collection service providers, into lubricating base oil, which we sell to firms who then blend, package, and market finished lubricants. The nameplate capacity is 75 million gallons of annual input of used oil feedstock including the impact of periodic shutdowns to perform routine maintenance. In fiscal 2017, we collected over 61 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for approximately 35% of our total revenues in fiscal 2017.

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

Environmental Services Segment

In our full-service parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil, grease, and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains a petroleum-based solvent in a reservoir. The customer activates a pump that circulates the solvent through a nozzle where it is used to clean parts. The solvent can be reused for a period of time, after which it becomes too dirty and requires replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent, while at the same time cleaning and inspecting the parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe that many of the parts cleaning services performed in the U.S. are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for solvent parts cleaning and our aqueous parts cleaning program) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help our customers achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Very Small Quantity Generator ("VSQG"). For our customers, maintaining a VSQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer a wide variety of different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided or sold machines directly from us, we also offer parts cleaning services for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and aqueous chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

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

In selected branch locations, we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment needing removal. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient removal of the material. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. We currently offer vacuum truck service at only 57 of our branches. We believe we have the opportunity to grow this business by adding vacuum truck service to almost all of our remaining branches. We operate four waste water treatment facilities that allow us to remove oil from some of the wastewater we collect, treat the wastewater, and discharge it according to the standards in the applicable discharge permits.

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

Oil Business Segment

As of the end of fiscal year 2017, we offered bulk used oil collection services in 75 of our branch locations. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks, and these volumes are handled more efficiently via bulk tank trucks such as the type we utilize. We pump the customer's material into our tank truck for proper management. We transfer a majority of the used oil we collect to our re-refinery to be recycled into lubricating base oil. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels, and some of which is sold to used oil processors such as VGO producers and used oil re-refiners and some of it is sold for use as blend or cutter stock. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services and used oil collection services in the U.S., and a leading provider of containerized waste services to small and medium sized customers. From our base of 86 branch locations, we employ an organized and disciplined approach to increasing our market share, taking advantage of the following competitive strengths:
Excellent Customer Service. Since our founding, we have followed a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to revenue growth and new business development. In order to achieve this revenue growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service which can lead to cross-selling opportunities and referrals to new prospects. During fiscal 2017, approximately 90% of our Environmental Services revenues were generated from customers that we also served during fiscal 2016.

Cost-Efficient Branch Rollout Model. Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at a regional hub, treatment or processing facility, or at our headquarters. This model has been the foundation for our new branch rollout as we have expanded from 14 branches in 1999, and we expect to extend this model to new locations. Furthermore, as we grow within each branch, we improve our route density, which is an important contribution to profitability in our business.

Large Branch Network. We have spent over eighteen years building and developing a large network of branches that has enabled us to rapidly grow our environmental services and used oil collection services efficiently and cost effectively. Our investments in this network help us to rapidly open new branches and cross sell products and services through existing branches.

Large and Highly Diverse Customer Base. Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a range of businesses spread across the spectrum of the manufacturing, vehicle service, and transportation industries which helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of approximately 90,000 active customer locations. In fiscal 2017, our largest single customer in our Environmental Services segment represented 1.3% of our consolidated revenues, and our largest ten customers represented approximately 3.7% of our consolidated revenues. In the Oil Business segment, revenues from our largest single customer accounted for 6.6% of our consolidated revenues for fiscal 2017, and our largest ten customers represented 20.7% of our consolidated revenues for fiscal 2017.

Experience in Re-Refining Technology. Our management team has substantial experience in the development and operation of used oil re-refineries, as several members of our management team were significant contributors to the development of approximately 65% of the used oil re-refining capacity in North America. Our team is able to design and construct re-refining capacity for a comparatively low capital cost. In 2012, we began operating our re-refinery which had an original nameplate capacity of 50 million gallons of used oil. We were able to construct the original re-refining capacity for approximately $54 million, or approximately $1 per gallon of capacity. In 2015, we completed the re-refinery expansion from 50 million to 75 million gallons of annual capacity for approximately $1 of capital cost per gallon of annual capacity. We believe other re-refineries recently constructed in the United States have had a capital cost of substantially more than $1 per gallon of capacity.

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

Expanded Service Offerings. Of our 86 branches, all branches currently offer parts cleaning and containerized waste management services, 75 offer used oil collection services, and 57 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our used oil collection and vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion. We currently operate from 86 branch locations that offer all or portions of our service menu to customers in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets.

Branch Locations
Re-refinery
States Served
Ontario, Canada Service Area

Selectively Pursue Acquisition Opportunities. Our management team has significant experience in identifying and integrating acquisition targets. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2013, we made various strategic acquisitions to help grow our used oil collection business and to enter the antifreeze recycling business. In fiscal 2014, we acquired FCC Environmental and International Petroleum Corporation which allowed us to add significant density to our used oil collection and vacuum truck services businesses primarily in the Southern and Eastern U.S. This acquisition also provided us additional density in our parts cleaning and antifreeze businesses as well as providing us a platform on which to start our field services business. Earlier that year we also acquired Sav-Tech Solvents Inc. which allowed us to enter into business in Canada. In fiscal 2016, we acquired Phoenix Environmental Services, Inc. and Recycled Engine Coolant, Inc. in order to expand our operations into the Pacific Northwest and to increase our used antifreeze recycling capabilities, respectively. As the markets for some of our services mature, we will increasingly consider making acquisitions which are adjacent to the businesses we currently operate in. Specifically, we will explore opportunities to leverage our core strengths which include our branch network and our customer relationships. Our growth plan is not dependent on acquisitions, but we will continue to pursue acquisitions that leverage our established infrastructure.

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

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol) and used antifreeze, and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group, Fred Fehsenfeld and the Fehsenfeld family trusts, which collectively beneficially owned 32.2% of our common stock as of December 30, 2017, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. We have used their hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

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

Price, service quality and timeliness, breadth of service offering, reputation, financial strength, and compliance history are the principal competitive factors in the markets in which we compete. While we feel that most market competitors compete primarily on price, we believe that our competitive strength comes from our focus on customer service and our broad menu of services. Although we employ a pricing structure that controls discounts, we are able to deliver a sound value proposition through the reduced regulatory burden achieved through our programs. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, develop more competitive product and service offerings, or offer a non-hazardous, reuse or aqueous program for parts cleaning more appealing to customers than ours.

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

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking, and management of customer services, billing, and collections. This system has been used as an integral part of our business operations since 2003. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Mobile devices are used by our employees in the field to access customer service information. In our used oil collection and vacuum services businesses, these devices are also used to capture service transactions and inventory movements. We are beginning to capture services transactions in all of our other businesses using mobile devices. We expect that this project will be complete during fiscal 2018. After completion of this project substantially all of our transactions will be captured using mobile devices. Statistics are gathered and reported on a daily and weekly basis. These capabilities provide timely, automated data measurement and control for service activities to accelerate response to market and operational change.

Employees

As of December 30, 2017, we employed 1,197 full time and 77 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

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

In 2013, the EPA issued preliminary regulations regarding its plans to replace paper manifests with an electronic manifesting system and electronic database that will be developed and maintained by the EPA. Users of the system will pay transaction fees to the EPA for maintaining the system. Congress established a statutory deadline of October 2015 for the EPA to have a functioning "e-manifest" system. The EPA has directed that the implementation occur by June 30, 2018. We believe it is possible that the EPA may further delay the target implementation date beyond June 30, 2018. We intend to develop systems that will allow us to utilize the EPA's "e-manifest" system for shipments of hazardous waste and other waste materials that will be linked to the EPA's data management.

Our operations are governed by 10-day transfer requirements and do not typically require a hazardous waste facility permit. Most of our branches and distribution hubs in the U.S. operate as 10-day transfer facilities. Under RCRA, states are delegated to implement the regulatory programs through state regulations, which can be more stringent than those of the federal EPA. We have obtained facility waste permits for our locations in certain states and are currently pursuing waste permits in other states that do not allow the typical 10-day transfer option.

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

In addition to regulations under RCRA and CERCLA, the EPA has adopted regulations under the Clean Air Act ("CAA") and the Clean Water Act ("CWA"). The CAA regulates emissions of pollutants into the air from mobile and stationary sources. CAA permits limit the emissions from parts cleaning units. One of our distribution hubs, our used oil re-refinery, and several of our oily water treatment operations are subject to facility-based permits under the CAA. The used oil re-refinery was constructed and is operating under CAA New Source Performance Standards and an associated permit. This air permit was modified to accommodate the ongoing expansion of the re-refinery. Our transportation fleet of trucks is regulated for emissions as mobile sources. Regulations under the CWA govern the discharge of pollutants into surface waters and sewers and require discharge permits and sampling and monitoring requirements. The CWA also requires specific spill plans governing the storage of waste and product hydrocarbons. A more detailed spill plan is also required at the used oil re-refinery because of the large volume of certain storage tanks. All of our recycling, used oil and oily water processing facilities currently hold CWA National Pollution Discharge Elimination System ("NPDES") permits for stormwater runoff and water pollution prevention. Our operations are also regulated pursuant to state statutes and implementing regulations, including those addressing clean water and clean air.

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

In August 1997, the South Coast Air Quality Management District in California (the “SCAQMD”), enacted Rule 1171, which prohibits the use of certain types of solvents that we currently sell for parts cleaning operations. In the areas of California affected by this or similar regulations (including Los Angeles, San Francisco, and Sacramento), aqueous parts cleaning is the primary substitute. We currently have two branches located in California, one in Los Angeles and another in Oakland. Although other states have not passed regulations similar to Rule 1171, we cannot predict if or when other state and/or local governments will promulgate similar regulations which may restrict or prevent the use of solvent for parts cleaning. Pending air regulation laws in the northeastern United States may restrict, or possibly eliminate, the use of our typical parts washer solvent in cold parts cleaners. Due to the size of the states in the northeastern U.S. and the transport of pollutants over state boundaries, the Ozone Transport Commission ("OTC") develops overarching air pollution programs for member states to adopt. While there has been some delay in implementation of the regulations throughout the northeastern OTC states, additional regulations limiting the use of certain solvents and other ozone forming chemicals are expected to begin going into effect within the next five years. The OTC states include twelve states in the far northeastern U.S. as well as the District of Columbia. Among the OTC states, Maryland and Delaware have initiated development of rules to limit the use of ozone pollution forming compounds.

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

The EPA has promulgated regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as state-regulated waste. Our used oil collection services require compliance with both federal and state regulations. As with our parts cleaning services, we make use of various programs to reduce the administrative burden associated with our customers' compliance with used oil regulations. Any used oil contaminated with polychlorinated biphenyls ("PCBs") is regulated under the Toxic Substances Control Act ("TSCA"). The rules set minimum requirements for storage, treatment, and disposal of PCB wastes. Used oil contaminated with a certain level of PCBs may require incineration or special TSCA authorization or permits. The EPA has recently proposed CAA regulations requiring more stringent air permits governing the burning of certain recyclable materials, including non-specification used oil. We do not anticipate any negative impacts to the Company from this pending court ordered regulation.

One of the products of the re-refining process is Vacuum Tower Asphalt Extender ("VTAE"). VTAE is sold for use as an ingredient in asphalt used in the construction of roadways and other applications. State Departments of Transportation may regulate the characteristics of materials that are used as ingredients in roadway asphalt. A small number of states have banned the use of VTAE as an ingredient in asphalt used on roadways. We believe, when used in the proper proportion, the VTAE produced at our re-refinery can be used in a paving asphalt formulation that meets all relevant performance standards. Regulatory restrictions on the use of VTAE have negatively impact the marketability of this product and the profitability of our oil business.

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

Name	Age	Position

Brian Recatto	53	President, Chief Executive Officer, and Director

John Lucks	64	Senior Vice President of Sales and Marketing

Mark DeVita	49	Chief Financial Officer

Ellie Bruce	54	Vice President of Business Management and Marketing

Tom Hillstrom	57	Vice President of Strategic Operations and Acquisitions

Brian Recatto
President, Chief Executive Officer, and Director

 On February 1, 2017, Mr. Recatto was appointed President and Chief Executive Officer and has been a director of the Company since 2012. From 2014 to January 2017, Mr. Recatto served as President U.S. Operations for Gibson Energy Inc., one of the largest independent midstream energy companies in Canada and a major U.S. crude oil logistics operator. Mr. Recatto joined Gibsons through its acquisition of OMNI Energy Services, where he had served in various executive positions since 2007, including Vice President and Chief Operating Officer, and President and Chief Executive Officer. Mr. Recatto was President from 2004 to 2007 of Charles Holston, Inc., a waste management and environmental cleaning company, which OMNI acquired. He served in various operating and executive positions from 1997 to 2004 with Philip Services Corporation, an environmental and industrial services company, including roles as General Manager of Gulf Coast Waste Operations, Senior Vice President By-Products Services Group and President Industrial Services. Mr. Recatto joined Philip Services Corporation through its acquisition of Meklo, Inc., an industrial waste management company, where he had served as President for six years. Mr. Recatto holds a bachelor’s degree in Finance from Louisiana State University.

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

Tom Hillstrom
Vice President of Strategic Operations and Acquisitions

Mr. Hillstrom has served in various capacities since joining Heritage-Crystal Clean, LLC in 2002 and is currently our Vice President of Strategic Operations and Acquisitions. From 1983 to 2000, Mr. Hillstrom served in various functions at Safety-Kleen. He was a member of the planning and design team for the construction of Safety-Kleen's used oil re-refinery in East Chicago, Indiana and held the position of Facility Manager during the re-refinery's start-up and through its first years of operation. From 1996 to 1998, he was Director of Planning and Evaluation, where he was responsible for strategic planning and acquisitions. Mr. Hillstrom holds a Bachelor's degree in Chemical Engineering from the University of Notre Dame, and has over 25 years of experience in the industrial and hazardous waste services industry.

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

The price at which we sell oil-based products in our Oil Business segment, such as re-refined base oil, hydrotreated fuel, VTAE, and RFO is affected by changes in certain oil indices, such as the price for crude oil. If the relevant oil indices rise or fall, we can typically expect a corresponding increase or decrease in prices for the oil products we sell to reflect the change in the relevant oil indices. However, there may be a lag between the time an oil index increases or decreases and the time when we are able to increase or decrease the price of the oil products we sell. The costs to collect used oil, including the amounts we must pay or charge to obtain used oil and the fuel costs of our oil collection fleet, generally increases or decreases when the relevant index increases or decreases. As with the prices for the oil products we sell there may be a time lag between when an oil index increases or decreases and when we are able to adjust the amounts we pay or charge to obtain used oil. Even though the prices we can charge for the oil products we sell and the costs to collect and re-refine used oil generally correlate, they do not always increase or decrease by the same magnitude, and we cannot assure you that any increased costs we experience can be passed through to the prices we charge for the oil products we sell or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. Because of the competitive nature of the oil collection industry, we may not be able to adjust the amounts we pay or charge for used oil in a timely manner or to fully compensate for decreases in the prices for the oil products we sell which could materially and negatively impacted our operating results and profitability. Any increases in our costs to collect used oil could adversely affect the profitability of our Oil Business segment.

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

In addition, a significant portion of our inventory consists of new and used solvents and oil products. Volatility in the price of crude oil has impacted the value of this inventory in the past and can significantly impact the value of this inventory in the future. Further, because we apply a first-in first-out accounting method, volatility in oil prices and solvent can significantly impact our operating margins. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected. If we do not increase how much we charge to generators to acquire their used oil as quickly as the price for our oil products declines, the profitability of our Oil Business segment would be negatively impacted.

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

As of December 30, 2017, we had $30.0 million outstanding under the Credit Agreement in the form of Term A Loans. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets. The Credit Agreement contains various requirements and covenants, including one that requires us to maintain a specified total leverage ratio. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the Credit Agreement. Our level of debt and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage. Our debt level may adversely affect our future performance, because, among other things:

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

The indebtedness will require future interest and principal payments. Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected. Borrowings under our Credit Agreement are tied to the various stated interest rates. In the event of an increase in interest rates or an increase in the amount of our indebtedness, our interest expense will increase and could have a material adverse effect on our net income.

Our used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our revenue and earnings.

There can be no assurance that unforeseen market conditions, such as a significant drop in crude oil prices, will not adversely impact the operation or profitability of our re-refinery.  Our success in operating our re-refinery at capacity and realizing the anticipated benefits therefrom in a timely manner, or at all, may be affected by the following factors:

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

●
Balance of Base Lube Oil Demand vs Supply - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our Indianapolis site. If the capacity for base lube oil production (i.e. supply) exceeds the demand for base lube oil then it is likely that there will be downward pressure on the price of base lube oil. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil.

●
Logistics - Operating at capacity depends on our ability to efficiently transport used oil to our Indianapolis site and to transport base lube oil and related products out of our Indianapolis site as well as on our access to adequate storage facilities for raw materials and products. Our ability to transport used oil and oil products efficiently is dependent on the third parties we utilize to help us execute these activities.

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

●
Used Oil Feedstock - Operating at capacity depends on our ability to obtain the required volume from either Company customers or third-party collectors and to acquire the feedstock at competitive rates.

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

Part of our business strategy is to increase revenues by adding branch operations in new geographies. This effort may require us to undergo a regulatory approval process that could be time consuming and impact the success of our business strategy. Zoning, permit, and licensing applications and proceedings, as well as regulatory enforcement proceedings, are all matters open to public scrutiny and comment. Accordingly, from time to time we have been, and may in the future be, subject to public opposition and publicity which may damage our reputation and delay or limit the expansion of our business or impair our ability to renew existing permits which could prevent us from implementing our growth strategy and have a material adverse effect on our business, financial condition or results of operations.

A system failure could delay or interrupt our ability to provide services and products and could increase our costs and reduce our sales.

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 86 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

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

Similarly, if current environmental laws were changed so as to ban the use of mineral spirits in parts cleaning, we may be forced to discontinue offering mineral spirits-based parts cleaning services. This could lead to a write-down in the value of our inventory of mineral spirits, mineral spirits drums, and our parts cleaning machines (both at our sites and customer locations) designed to utilize mineral spirits, as well as our mineral spirits distillation equipment-.

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

Because we rely on our extended network of 86 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

Our results of operations and financial condition have been and could in the future be materially adversely impacted by an economic downturn.

The overall levels of demand for our parts cleaning products and supplies and other services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products or services they purchase from us in the future. We may have accounts receivable from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. In past economic downturns, demand from our services has declined as our customers’ reduced their costs which in turn reduced their demand for our services. During 2016, we felt the impact of a downturn in economic activity for businesses in, and doing business with, the oil industry due to the continued decline in the price of crude oil. Such downturns in the oil industry negatively impact the operating results of our Environmental Services segment.

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

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Brian Recatto, President, Chief Executive Officer, and Director; John Lucks, our Senior Vice President of Sales and Marketing; Tom Hillstrom, our Vice President of Strategic Operations and Acquisitions; Mark DeVita, our Chief Financial Officer; Ellie Bruce, our Vice President of Business Management and Marketing; and Glenn Casbourne, our Vice President of Engineering. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key man life insurance policies on any of our named executive officers.

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

The operation of our antifreeze recycling centers and waste water processing facilities expose us to risks that may be uninsurable.

Similar to our re-refining operation, the operations of our antifreeze recycling centers and waste water processing facilities expose us to risks related to the potential contamination of feedstock, adverse environmental impact of a spill or other release, or the risk of injury to our employees or others. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable, or we will not choose to procure insurance at levels that will cover all potential exposure.

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

We have financial assurance requirements, and increases in the costs of obtaining adequate financial assurance could negatively impact our business, financial condition or results of operations.

We are required to provide financial assurance that funds will be available, if needed, to cover various environmental, insurance and other obligations. The costs of these obligations could be material. We typically have several options to demonstrate satisfactory financial assurance requirements, including letters of credit, surety bonds, trust funds, and a financial (net worth) test. The financial assurance instrument is provided for the benefit of the insurance underwriter, permitting authority, or other entity and is not available for use at our discretion. The amount of financial assurance required varies based on the specific obligations it is designed to satisfy and it may change based on the requesting parties assessment of risk related to each obligation. The cost of financial assurance instruments is difficult to accurately predict and depends on many factors, some of which are outside of our control, including the availability of instruments in the marketplace, the amount and form of financial assurance required by a state, our creditworthiness and our operating history. General economic factors, including developments within the insurance industry, may adversely affect the cost of our current financial assurance instruments and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. In the event the cost of financial assurance instruments we are required to provide increases or we are otherwise unable to obtain sufficient coverage, our business, financial condition, or results of operations could be materially adversely affected. Our ability to continue conducting our industrial waste management operations could be adversely affected if we should become unable to obtain sufficient insurance and/or financial assurance to meet our business and regulatory requirements in the future.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2017 and prior years, we may not in future years.

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

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of December 30, 2017, our directors and executive officers, and stockholders affiliated with our directors and executive officers, beneficially owned 35.6% of our common stock.  In addition, under a participation rights agreement between us and The Heritage Group, an affiliate of our Chairman Fred Fehsenfeld ("Heritage"), Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

As of December 30, 2017, Heritage, the Fehsenfeld family trusts and Mr. Fehsenfeld, who are all affiliates of each other (collectively, the “Heritage Stockholders”), collectively beneficially own over 32.2% of our common stock. As a result, the Heritage Stockholders have significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant matters and their interests may not align with the interest of other stockholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

We currently intend to retain any profits to provide capacity for general corporate uses and growth of our business. Our Board of Directors does not intend to declare cash dividends in the foreseeable future. Any determination to pay dividends to our stockholders in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, and other factors deemed relevant by our Board of Directors. Further, our Credit Agreement restricts the amount of dividends which can be paid in a given year. Consequently, it is uncertain when, if ever, we will declare dividends to our stockholders. If we do not pay dividends, investors will only obtain a return on their investment if the value of our shares of common stock appreciates. In addition, the terms of our existing or future borrowing arrangements may limit our ability to declare and pay dividends.

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

Re-refinery, recycling and waste processing operations. We own and operate a used oil re-refinery in Indianapolis, IN, with an annual nameplate capacity of approximately 75 million gallons of used oil feedstock and we own and operate a solvent recycling facility at the same site which has an annual capacity of approximately six million gallons. We operate twelve oil processing facilities, of which four perform waste water treatment and one performs oil filter processing. Our wastewater treatment operations have the capacity to process approximately 105 million gallons per year. We own the properties where eleven of our oil processing operations are located, including our waste water treatment operations and one of our used oil filter processing operations. We lease the remaining oil processing facility with a term of year to year tenancy. In addition, we operate five antifreeze recycling centers, of which two facilities are owned and three facilities are leased.

Hubs. We operate five distribution hubs. One in Indianapolis, IN; Shreveport, LA; Philadelphia, PA; Atlanta, GA; and Kansas City, KS. All of our hubs are leased with terms ranging two to ten years. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future shipment to our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Containers of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. These containers are staged and loaded back into trailers for reshipment to third-party recyclers, incinerators, landfills, and waste-to-energy facilities.

Branches. We operate 86 branches that vary in size and serve customer locations in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. We own 10 branch facilities, and the remaining 76 are leased with terms ranging from month-to-month to up to ten years.

ITEM 3.  LEGAL PROCEEDINGS

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
In February 2016 the Company received an information request from the U.S. EPA ("EPA") regarding the operation of our Indianapolis, Indiana re-refinery in relation to our Clean Air Act permit for the facility. During 2016 we responded fully to the EPA's information request. On April 7, 2017 we received a notice of violation and finding of violation of the Clean Air Act related to our operation of the re-refinery. We continue to cooperate with the EPA in order to address the notice and finding of violation. As of the end of fiscal 2017, no liability was accrued related to this situation.
In October 2016, the United States Environmental Protection Agency (USEPA) issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act and regulations under the Clean Water Act (involving Spill Prevention, Control and Countermeasure plans). We have responded to the Notice and have provided USEPA with information in accordance with their request. We continue to have discussions with the USEPA regarding the issues included in the Notice. As a result of further communications regarding this matter, an estimated liability of an immaterial amount is recorded as of the end of fiscal 2017.
In March 2017, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Cease and Desist Order (Order) related to the Company's activities to clean up and shutdown our facility located in Wilmington, DE which we acquired as part of our acquisition of FCC Environmental and International Petroleum Corporation. The Order required the Company to submit analytical and shipping documentation related to our clean-up activities as well as to submit to DNREC a plan on how the remaining material at the facility was to be sampled, tested, removed and disposed. We have responded to the Order and have provided DNREC with information in accordance with their request. We continue to have discussions with DNREC regarding the issues included in the Order. As a result of further communications regarding this matter, an estimated liability of an immaterial amount is recorded as of the end of fiscal 2017.
The Company is currently defending a putative class action lawsuit, Adelphia, Inc. d/b/a/ Village Auto and Dan’s One Stop Shop, LLC v. Heritage-Crystal Clean, Inc. and Heritage-Crystal Clean, LLC, Case No. 15-L-386, in the Circuit Court for the Sixteenth Judicial Circuit in Kane County, Illinois, alleging that the Company charged fees in violation of both its contracts and applicable state laws. The case involves claims brought under the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., as well as claims for breach of contract and unjust enrichment. The case has been brought as a putative class action on behalf of all customers of HCC who entered into a written contract and have paid a fuel surcharge from 2005 to present. As of the end of fiscal 2017, no liability was accrued related to this lawsuit.

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

2016	High	Low
First Quarter	$10.45	$7.19
Second Quarter	$13.10	$8.90
Third Quarter	$14.20	$11.21
Fourth Quarter	$16.75	$11.85

2017	High	Low
First Quarter	$15.75	$13.10
Second Quarter	$16.20	$13.30
Third Quarter	$20.50	$15.00
Fourth Quarter	$22.35	$18.30

On February 26, 2018, the closing price of our common stock on the NASDAQ Global Select Market was $20.45 per share. On February 26, 2018, there were 477 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

All repurchase activity of equity securities during the period covered by this Annual Report were previously disclosed in our current Quarterly Reports on Form 10-Q. The Company had no unregistered sales of equity securities during 2017.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 29, 2012 and December 30, 2017, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrial Index, over the same period. This graph assumes the investment of $100 on December 29, 2012 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrial Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017
Heritage-Crystal Clean, Inc.	$100.00	$133.00	$82.00	$71.00	$105.00	$146.00
NASDAQ Composite Index	$100.00	$142.00	$161.00	$171.00	$184.00	$236.00
NASDAQ Industrial Index	$100.00	$145.00	$149.00	$161.00	$175.00	$217.00

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2017" represents the 52-week period ended December 30, 2017. "Fiscal 2016" represents the 52-week period ended December 31, 2016. "Fiscal 2015" represents the 52-week period ended January 2, 2016. "Fiscal 2014" represents the 53-week period ended January 3,

2015. "Fiscal 2013" represents the 52-week period ended December 28, 2013. We have derived the statement of operations for the fiscal years ended January 3, 2015 and December 28, 2013 and the balance sheet data at January 2, 2016, January 3, 2015, and December 28, 2013, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(Dollars in thousands, except per share data)
	2017	2016	2015	2014	2013

STATEMENTS OF OPERATIONS DATA
Revenues
Product revenues	$131,958	$111,729	$134,320	$160,079	$132,409
Service revenues	233,999	235,898	215,698	178,973	150,727
Total revenues	$365,957	$347,627	$350,018	$339,052	$283,136
Operating Expenses
Operating Costs	$276,102	$267,503	$280,708	$290,622	$234,638
Selling, general, and administrative expenses	47,401	49,823	45,269	45,646	30,274
Depreciation and amortization	17,967	17,991	17,197	12,877	9,524
Impairment of goodwill	—	—	3,952	—	—
Other (income) expense - net	(10,940)	1,416	(1,297)	(434)	210
Operating income (loss)	35,427	10,894	4,189	(9,659)	8,490
Interest expense - net	1,094	2,069	1,880	689	417
Income (loss) before income taxes	$34,333	$8,825	$2,309	$(10,348)	$8,073
Provision for (benefit from) income taxes	5,923	2,811	899	(3,483)	3,428
Net income (loss)	28,410	6,014	1,410	(6,865)	4,645
Income attributable to noncontrolling interest	287	172	160	143	100
Income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$28,123	$5,842	$1,250	$(7,008)	$4,545

Net income (loss) per share available to common stockholders: basic	$1.24	$0.26	$0.06	$(0.38)	$0.25
Net income (loss) per share available to common stockholders: diluted	$1.23	$0.26	$0.06	$(0.38)	$0.24

Number of weighted average common shares outstanding :
Basic	22,662	22,258	22,146	18,604	18,224
Diluted	22,922	22,516	22,408	18,604	18,552

	Fiscal Year
	2017	2016	2015	2014	2013
OTHER OPERATING DATA (UNAUDITED):
Average revenues per working day - Environmental Services (in thousands)	970	885	895	740	615
Number of branches at end of fiscal year	86	83	82	84	74

	At Fiscal Year End
(thousands)	2017	2016	2015	2014	2013

BALANCE SHEET DATA:
Cash and cash equivalents	$41,889	$36,610	$23,608	$21,555	$22,632
Total assets	314,657	314,307	301,848	319,819	215,958
Debt, net of unamortized issuance costs	28,744	63,454	69,478	77,045	20,564
Total stockholders' equity	$235,926	$198,269	$189,833	$187,414	$159,304

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K. We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2017" represents the 52-week period ended December 30, 2017. "Fiscal 2016" represents the 52-week period ended December 31, 2016. "Fiscal 2015" represents the 53-week period ended January 2, 2016.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and other products. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services industries, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens. We operate from a network of 86 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, vacuum truck, antifreeze recycling services, and field services. Revenues from this segment accounted for 65.1% of our total company revenues for fiscal 2017. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, which accounted for 34.9% of our fiscal 2017 total company revenues.

No single customer accounted for more than 10% of consolidated revenues in fiscal 2017, 2016, or 2015. There were no intersegment revenues during fiscal 2017.

We have established prices for our services primarily based on the perceived value of those services in the marketplace. Our customer agreements typically provide for annual renewal and price increases. With respect to our oil product sales, some prices are set through contracts or purchase orders with customers, which may be based on the market prices of an underlying commodity or market indicator.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and other products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an annual nameplate capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce approximately 47 million gallons of lubricating base oil per year when operating at full capacity.

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

Goodwill

In fiscal 2015, we tested goodwill for impairment. In fiscal 2015, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. In fiscal 2015, our tests indicated impairment of all of the goodwill in our

Oil Business reporting unit. Therefore during the fourth quarter of fiscal 2015 we recorded a charge of approximately $4.0 million related to impairment of goodwill in our Oil Business reporting unit. The facts and circumstances leading to the impairment were primarily related to the deterioration of market conditions in the markets in which the Company’s Oil Business reporting unit operates. The deterioration of those market conditions manifested in lower average selling prices for the Company’s re-refined lubricating base oil, recycled fuel oil, and byproducts within the Oil Business. The method for determining the fair value of the Oil Business reporting unit was a combination of an income approach using a discounted cash flow method in combination with a market approach using a guideline company method. There was a moderate degree of uncertainty associated with key Oil Business fair value assumptions such as the selling prices of our oil products and byproducts, the price paid or charged for raw material inputs such as used oil, operating efficiency of the used oil re-refinery, etc. A contraction of the spread between the selling prices of our oil products and the price paid or charged to vendors for raw material inputs could reasonably be expected to negatively affect the key assumptions used to determine fair value.

In fiscal 2016, we tested goodwill for impairment. The Oil Business reporting unit had zero goodwill throughout fiscal 2016. The fair value of the Environmental Services reporting unit was substantially in excess of its carrying amount including goodwill, and therefore no impairment was indicated.
In fiscal 2017, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2017. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on analysis of customer creditworthiness, historical losses, and general economic trends and conditions. We perform periodic credit evaluations of our customers and typically do not require collateral. We have an estimation procedure, based on historical data and recent changes in the aging of these receivables that we use to record reserves throughout the year. In the last five years, our provisions for doubtful accounts have averaged 0.2% of sales. We do not have any off-balance sheet credit exposure related to our customers.

Inventory

Inventory consists primarily of used oil, processed oil, catalyst, new and used solvents, new and used antifreeze products, new and refurbished parts cleaning machines, drums, and other items. Inventories are valued at the lower of first-in, first-out ("FIFO") cost and net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. We perform a physical inventory count on a periodic basis and use the results of these counts to determine inventory quantities. The quantities are used to help determine the value of our inventory. We continually monitor our inventory levels at each of our distribution locations and evaluate inventories for excess or slow-moving items.

In evaluating inventory for impairment, the Company considers factors that may impact the valuation of inventory, including declines in net realizable value. If circumstances indicate the cost basis of inventories exceed their net realizable value, inventories are reduced to net realizable value. In fiscal 2017, we recorded no inventory impairment charges.

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

RESULTS OF OPERATIONS

General

Fiscal Year Ended December 30, 2017 versus Fiscal Year Ended December 31, 2016

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(Thousands)	December 30, 2017		December 31, 2016
Revenues
Product revenues	$131,958	36.1%	$111,729	32.1%
Service revenues	233,999	63.9%	235,898	67.9%
Total Revenues	$365,957	100.0%	$347,627	100.0%
Operating expenses -
Operating costs	$276,102	75.4%	$267,503	77.0%
Selling, general and administrative expenses	47,401	13.0%	49,823	14.3%
Depreciation and amortization	17,967	4.9%	17,991	5.2%
Other (income) expense - net	(10,940)	(3.0)%	1,416	0.4%
Operating income	35,427	9.7%	10,894	3.1%
Interest expense – net	1,094	0.3%	2,069	0.6%
Income before income taxes	$34,333	9.4%	$8,825	2.5%
Provision for income taxes	5,923	1.6%	2,811	0.8%
Net income	28,410	7.8%	6,014	1.7%
Income attributable to noncontrolling interest	287	0.1%	172	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$28,123	7.7%	$5,842	1.7%

Revenues

In fiscal 2017, revenues increased $18.3 million, or 5.3%, to $366.0 million from $347.6 million in fiscal 2016. Revenues in the Environmental Services segment increased primarily due to growth in our containerized waste, aqueous parts cleaning, and antifreeze businesses, along with year over year increase in revenue from our Oil Business segment mainly due to higher pricing for our base oil products, partially offset by lower used oil collection charges. During fiscal 2017, the average spot market price for the type of base oil product we produce increased approximately 31% compared to fiscal 2016.

Operating costs

Operating costs increased $8.6 million, or 3.2%, in fiscal 2017 versus fiscal 2016. The increase in operating costs was primarily a result of significantly higher labor and transportation costs, partially offset by lower disposal costs throughout fiscal 2017. Higher labor costs is the result of investment in new resources to support future revenue growth. Higher transportation costs in the Environmental Services segment was driven mainly by continued expansion geographically, and the roll-out of some of our newer service offerings to existing branches. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases; however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. Whether or not we have an increase in service volume, an increase in the price of crude oil could result in an increase in operating costs in the Environmental Services segment since this will likely result in an increase in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business segment, our operating costs could increase or decrease in the future depending on changes in the price for crude oil which could directly impact our used oil collection costs and processing costs at our re-refinery.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $2.4 million, or 4.9%, in fiscal 2017 versus fiscal 2016. Overall, selling, general and administrative expenses as a percentage of revenues decreased to 13.0% in fiscal 2017 from 14.3% in fiscal 2016 primarily due to lower legal and bank fees and a higher revenue base, partially offset by higher personnel expenses.

Other (income) expense - net

Other (income) expense includes a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014, partially offset by other net losses of $0.9 million. Additionally, during the third quarter of 2017, the Company recorded a gain of $3.1 million from having sold the Company's facility located in Pompano Beach, Florida.

Interest expense - net

Interest expense - net for fiscal 2017 was $1.1 million, compared $2.1 million in fiscal 2016. The decrease in interest expense was due mainly to lower weighted average debt in fiscal 2017 versus fiscal 2016. In fiscal 2017 we recorded interest expense of $1.2 million, along with $0.4 million for the amortization of debt issuance costs as a result of our Term Loan, partially offset by $0.4 million of interest income we received as part of our award from the arbitration related to our acquisition of FCC Environmental and International Petroleum Corp. of Delaware in 2014.

Provision for income taxes

Our effective tax rate for fiscal 2017 was 17.3% compared to 31.9% in fiscal 2016. The difference in the effective tax rate is principally attributable to the impact on our deferred taxes as of December 30, 2017 of the reduction in the U.S. federal corporate tax rate to 21% beginning in fiscal 2018.

Segment Information

The following table presents revenues by segment:

	For the Fiscal Year Ended,		Increase
(thousands)	December 30, 2017	December 31, 2016	$	%
Revenues:
Environmental Services	$238,055	$224,378	$13,677	6.1%
Oil Business	127,902	123,249	4,653	3.8%
Total	$365,957	$347,627	$18,330	5.3%

In fiscal 2017, Environmental Services revenues increased $13.7 million, or 6.1%, compared to fiscal 2016. The revenue increase in this segment was primarily driven by growth in our containerized waste, aqueous parts cleaning, vacuum services, and antifreeze businesses.

In fiscal 2017, Oil Business revenues increased $4.7 million, or 3.8%, mainly driven by a 31% increase in the spot market price for the type of lube oil we sell compared to fiscal 2016, partially offset by a decrease in the prices we charged our customers for used oil collection services. During fiscal 2017 and 2016, we sold approximately 42 million gallons of base oil.

Segment Profit before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by segment before corporate SG&A:

	For the Fiscal Year Ended,		Increase
	December 30, 2017	December 31, 2016	$	%
(Thousands)
Profit before corporate SG&A*
Environmental Services	$66,896	$65,001	$1,895	2.9%
Oil Business	8,657	822	7,835	953.2%
Total	$75,553	$65,823	$9,730	14.8%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 12 in our consolidated financial statements and the notes thereto included in Item 8.

In fiscal 2017, Environmental Services profit before SG&A increased $1.9 million, or 2.9%, due to higher revenue more than offsetting higher labor and transportation expenses year over year. Revenues in the Environmental Services segment increased primarily due to growth in our containerized waste, aqueous parts cleaning, vacuum services and antifreeze businesses. However, operating margin in the Environmental Services segment dropped slightly to 28.1% in fiscal 2017 compared to 29.0% in fiscal 2016 due to higher labor costs as well as higher solvent and fuel costs associated with geographic expansion.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In both fiscal 2017 and 2016, the impact of reused solvent sales was immaterial.

In fiscal 2017, the Oil Business generated profit before corporate SG&A of $8.7 million compared to a profit before corporate SG&A of $0.8 million during fiscal 2016. The improvement in profitability of the Oil Business during fiscal 2017 was primarily due to the higher spread between our base oil selling price and our used oil collection charges, along with increased operating efficiencies and the absence of any inventory write-downs in fiscal 2017 as compared to fiscal 2016.

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

Operating costs

Operating costs decreased $13.2 million, or 4.7%, in fiscal 2016 versus fiscal 2015. The decrease in operating costs was primarily a result of significantly lower inventory write-downs, significantly less expense for used oil, and lower disposal costs throughout fiscal 2016. In addition, lower crude oil prices resulted in lower solvent cost in our Environmental Services segment and lower fuel cost for our vehicle fleet in both segments. The overall decrease in operating cost was partially offset by higher transportation costs in the Environmental Services segment as we continued to expand geographically, and rollout some of our newer service offerings to existing branches. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases; however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. Whether or not we have an increase in service volume, an increase in the price of crude oil could result in an increase in operating costs in the Environmental Services segment since this will likely result in an increase in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business segment, our operating costs could increase or decrease in the future depending on changes in the price for crude oil which could directly impact our used oil collection costs and processing costs at our re-refinery.

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

Segment Information

The following table presents revenues by segment:

	For the Fiscal Year Ended,		Decrease
(Thousands)	December 31, 2016	January 2, 2016	$	%
Revenues:
Environmental Services	$224,378	$226,313	$(1,935)	(0.9)%
Oil Business	123,249	123,705	(456)	(0.4)%
Total	$347,627	$350,018	$(2,391)	(0.7)%

In fiscal 2016, Environmental Services revenues decreased $1.9 million, or 0.9%, compared to fiscal 2015. The decline in revenue was mainly due to a downturn in activity at customers directly involved in, or related to, the energy sector and lower energy surcharge revenue.

In fiscal 2016, Oil Business revenues decreased $0.5 million, or 0.4%, mainly driven by a 19% decrease in the spot market price for the type of lube oil we sell compared to fiscal 2015, partially offset by an increase in the prices we charged our customers for used oil collection services. During fiscal 2016, we sold approximately 42 million gallons of base oil compared to 37.8 million gallons in fiscal 2015 which helped to partially offset the decline from lower pricing.

Segment Profit before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by segment before corporate SG&A:

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

In fiscal 2016, Environmental Services profit before SG&A increased 2.3% while revenues declined 0.9%. The decline in revenues was due to lower service volume provided to customers directly involved in, or related to the energy sector. However, operating margin in the Environmental Services segment was 29.0% in fiscal 2016 compared to 28.1% in fiscal 2015 mainly due to lower solvent and fuel costs as a result of lower crude oil prices, as well as lower disposal costs.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 30, 2017 and December 31, 2016, cash and cash equivalents were $41.9 million and $36.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. In June 2017, the Company entered into a First Amendment to the Credit Agreement which expanded the Company's ability to make dispositions without bank group approval.

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

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

As of December 30, 2017 and December 31, 2016, we were in compliance with all covenants of our credit facility then in effect. As of December 30, 2017, and December 31, 2016, we had $0.9 million and $3.0 million of standby letters of credit issued, respectively, and $64.1 million and $27.6 million was available for borrowing under the bank credit facility, respectively.

We believe that our existing cash, cash equivalents, available borrowings, and other sources of financings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We cannot guarantee this will be the case or that our assumptions regarding revenues and expenses underlying this belief will be accurate. If, in the future, we require more liquidity than is available to us under our credit facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current condition of the financial credit markets.  If additional funds are raised by issuing equity securities, dilution to existing stockholders may result.  If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense.  If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
(thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Net cash provided by (used in):
Operating activities	$45,331	$38,099	$29,008
Investing activities	(10,008)	(18,901)	(18,535)
Financing activities	(30,044)	(6,196)	(8,420)
Net increase in cash and cash equivalents	$5,279	$13,002	$2,053

The most significant items affecting the comparison of our operating activities for fiscal 2017 and fiscal 2016 are summarized below:

Net Cash Provided by Operating Activities —

•
Earnings increase — Our increase in net income for fiscal 2017 favorably impacted our net cash provided by operating activities by $22.4 million compared to fiscal 2016. Earnings were favorably impacted by higher spreads in our Oil Business Segment and gains from an arbitration award and settlement with the sellers of FCC Environmental.

•
Accounts Payable — The decrease in accounts payable negatively affected cash flows from operations by $12.7 million in fiscal 2017 compared to fiscal 2016. The decrease in accounts payable in fiscal 2017 was mainly driven by cash outlays to settle our legal fees payable.

•
Inventory — The increase in inventory had a unfavorable impact on cash provided by operating activities of $7.7 million in fiscal 2017 compared to fiscal 2016 primarily due to higher carrying value of solvents and solutions, and higher stock levels of machines.

•
Accounts Receivable — The decrease in accounts receivable had a favorable impact on cash provided by operating activities of $7.9 million in fiscal 2017 compared to fiscal 2016 primarily due to collection of a $5.0 million receivable related to a settlement agreement with the sellers of FCC Environmental.

 Net Cash Used in Investing Activities —

•
Capital expenditures and software and intangible assets — We used $14.4 million and $15.9 million for capital expenditures during fiscal 2017 and fiscal 2016, respectively. In fiscal 2017, we spent $5.7 million for capital improvements to the re-refinery, compared to $8.0 million on capital improvements at the re-refinery in fiscal 2016. Additionally, we spent approximately $4.7 million for purchases of parts cleaning machines in fiscal 2017 compared to $4.3 million in fiscal 2016. The remaining $4.0 million spend in fiscal 2017 was for leasehold improvements and other items compared to approximately $3.6 million spent in fiscal 2016.

•	Proceeds from the disposal of assets — During the third quarter of fiscal 2017, the Company received $4.1 million of cash from having sold a facility located in Pompano Beach, Florida.

Net Cash Used in Financing Activities —

•	Proceeds from New Credit Agreement — We received $30.0 million of proceeds from our new Term Loan.

•	Repayment of our Old Credit Agreement — We paid $64.2 million to repay our prior Term Loan.

•
Proceeds from exercise of stock options — We received $5.5 million of proceeds from stock option exercises in fiscal 2017 compared to $0.2 million of proceeds in fiscal 2016 due to many options expiring in March of 2018.

The most significant items affecting the comparison of our operating activities for fiscal 2016 and fiscal 2015 are summarized below:

Net Cash Provided by Operating Activities —

•	Earnings increase — Our increase in net income for fiscal 2016 favorably impacted our net cash provided by operating activities by $4.6 million compared to fiscal 2015.

•
Accounts Payable — The increase in accounts payable favorably affected cash flows from operations by $15.5 million in fiscal 2016 compared to fiscal 2015. The increase in accounts payable year over year was mainly driven by higher legal fees and amounts payable in conjunction with the settlement described in Part I, Item 3 "Legal Proceedings." In fiscal 2015, accounts payable decreased significantly due to the lower unit cost of raw materials such as used oil and solvent.

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

Net Cash Used in Financing Activities —

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

The following table summarizes our existing obligations as of December 30, 2017:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations (1)	$62,569	$19,737	$15,123	$10,167	$7,689	$5,533	$4,320
Future maturities of long term debt (2)	30,000	—	—	—	—	30,000	—
Interest on long term debt(3)	4,053	974	974	993	974	138	—
Purchase obligations (4)	15,595	15,595	—	—	—	—	—
Total (5)	$112,217	$36,306	$16,097	$11,160	$8,663	$35,671	$4,320

(1)	We lease office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2025.

(2)	Excludes interest payments.

(3)	Interest on long term debt is calculated at the contractual rate or, in the case of the Term A loan, at the effective rate as of December 30, 2017.

(4)
Our purchase obligations are open purchase orders as of December 30, 2017, and are primarily for capital expenditures, used oil, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancelable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

(5)	Unrecognized tax benefits have not been included because no reasonable estimate can be made as to the likelihood, dollar amount, or timing of potential future cash expenditures.
We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2017, we had no off-balance sheet arrangements, other than operating leases reported above under "Contractual obligations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during fiscal 2017 were $35.1 million, and the annual effective interest rate for fiscal 2017 was 3.5%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.4 million change to our interest expense in fiscal 2017.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heritage-Crystal Clean, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.
Chicago, IL
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2017, and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Chicago, IL
March 1, 2018

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$41,889	$36,610
Accounts receivable - net	45,491	47,533
Inventory - net	21,639	18,558
Other current assets	5,895	6,094
Total Current Assets	114,914	108,795
Property, plant and equipment - net	128,119	131,175
Equipment at customers - net	23,312	23,033
Software and intangible assets - net	16,732	19,821
Goodwill	31,580	31,483
Total Assets	$314,657	$314,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,568	$30,984
Current maturities of long-term debt and term loan	—	6,936
Accrued salaries, wages, and benefits	6,386	6,312
Taxes payable	5,787	6,729
Other current liabilities	2,690	3,245
Total Current Liabilities	40,431	54,206
Term loan, less current maturities - net	28,744	56,518
Deferred income taxes	9,556	5,314
Total Liabilities	$78,731	$116,038
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 22,891,674 and 22,300,007 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	$229	$223
Additional paid-in capital	193,640	185,099
Retained earnings	41,359	12,227
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	235,228	197,549
Noncontrolling Interest	698	720
Total Equity	235,926	198,269
Total Liabilities and Stockholders' Equity	$314,657	$314,307

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	December 30, 2017	December 31, 2016	January 2, 2016

Revenues
Product revenues	$131,958	$111,729	$134,320
Service revenues	233,999	235,898	215,698
Total revenues	$365,957	$347,627	$350,018

Operating expenses
Operating costs	$276,102	$267,503	$280,708
Selling, general, and administrative expenses	47,401	49,823	45,269
Depreciation and amortization	17,967	17,991	17,197
Impairment of goodwill	—	—	3,952
Other (income) expense - net	(10,940)	1,416	(1,297)
Operating income	35,427	10,894	4,189
Interest expense – net	1,094	2,069	1,880
Income before income taxes	$34,333	$8,825	$2,309
Provision for income taxes	5,923	2,811	899
Net income	28,410	6,014	1,410
Income attributable to noncontrolling interest	287	172	160
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$28,123	$5,842	$1,250

Net income per share: basic	$1.24	$0.26	$0.06
Net income per share: diluted	$1.23	$0.26	$0.06

Number of weighted average shares outstanding: basic	22,662	22,258	22,146
Number of weighted average shares outstanding: diluted	22,922	22,516	22,408

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance, January 3, 2015	22,109,875	$221	$181,140	$5,135	$186,496	$918	$187,414
Net income	—	—	—	1,250	1,250	160	1,410
Distribution	—	—	—	—	—	(410)	(410)
Issuance of common stock – ESPP	41,141	—	473	—	473	—	473
Share-based compensation	62,348	1	945	—	946	—	946
Balance, January 2, 2016	22,213,364	$222	$182,558	$6,385	$189,165	$668	$189,833

Net income	—	—	—	5,842	5,842	172	6,014
Distribution	—	—	—	—	—	(120)	(120)
Issuance of common stock – ESPP	39,805	—	423	—	423	—	423
Exercise of stock options	20,141	—	200	—	200	—	200
Share-based compensation	26,697	1	1,918	—	1,919	—	1,919
Balance, December 31, 2016	22,300,007	$223	$185,099	$12,227	$197,549	$720	$198,269

Adjustment from adopting ASU 2016-09	—	—	—	1,009	1,009	—	1,009
Net income	—	—	—	28,123	28,123	287	28,410
Distribution	—	—	—	—	—	(309)	(309)
Issuance of common stock – ESPP	26,153	—	402	—	402	—	402
Exercise of stock options	491,619	5	5,459	—	5,464	—	5,464
Share-based compensation	73,895	1	2,680	—	2,681	—	2,681
Balance, December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc
Consolidated Statements of Cash Flow

	For the Fiscal Years Ended,
(Thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Cash flows from Operating Activities:
Net income	$28,410	$6,014	$1,410
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,967	17,991	17,197
Net (gain) on disposition of assets	(2,680)	—	—
Non-cash inventory impairment	—	1,651	9,217
Non-cash goodwill impairment	—	—	3,952
Bad debt provision	402	687	1,009
Share-based compensation	3,036	1,919	1,077
Deferred taxes	5,251	2,589	621
Other, net	624	575	(416)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,627	(6,276)	3,467
(Increase) decrease in inventory	(3,081)	4,648	(3,392)
Decrease (increase) in prepaid and other current assets	198	(1,283)	5,140
(Decrease) increase in accounts payable	(4,912)	7,881	(7,614)
(Decrease) increase in accrued expenses	(1,511)	1,703	(2,660)
Cash provided by operating activities	$45,331	$38,099	$29,008

Cash flows from Investing Activities:
Capital expenditures	$(14,400)	$(15,875)	$(19,734)
Proceeds from the disposal of property, plant, and equipment	4,392	367	1,199
Business acquisitions, net of cash acquired	—	(3,393)	—
Cash used in investing activities	$(10,008)	$(18,901)	$(18,535)

Cash flows from Financing Activities:
Payments of Term Loan	$(64,195)	$(6,699)	$(7,994)
Proceeds of Term Loan	30,000	—	—
Proceeds from the exercise of stock options	5,464	200	—
Proceeds under revolving credit facility	4,000	—	—
Payments of revolving credit facility	(4,000)	—	—
Payments of debt issuance costs	(1,051)	—	—
Proceeds from the issuance of common stock	402	423	473
Share repurchases to satisfy tax withholding obligations(a)	(355)	—	(131)
Payments of contingent consideration	—	—	(95)
Distributions to noncontrolling interest	(309)	(120)	(410)
Repayments of notes payable	—	—	(263)
Cash used in financing activities	$(30,044)	$(6,196)	$(8,420)
Net increase in cash and cash equivalents	5,279	13,002	2,053
Cash and cash equivalents, beginning of period	36,610	23,608	21,555
Cash and cash equivalents, end of period	$41,889	$36,610	$23,608

Supplemental disclosure of cash flow information:
Income taxes paid	$485	$316	$584
Cash paid for interest, net of capitalized interest of $ -, $106, and $628, respectively	1,129	2,223	1,753
Supplemental disclosure of non-cash information:
Payables for construction in progress	386	666	2,917
(a) In conjunction with the adoption of ASU 2016-09, the Company reclassified $131 of cash outflows for share repurchases to satisfy tax withholding obligations from Cash flows from Operating Activities to Cash flows from Financing Activities compared to the amounts previously reported for the fiscal year ended January 2, 2016.
See accompanying notes to consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2017

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

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. The Environmental Services segment operates in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

The Company’s fiscal year ends on the Saturday closest to December 31. "Fiscal 2017" represents the 52-week period ended December 30, 2017. "Fiscal 2016" represents the 52-week period ended December 31, 2016, and "Fiscal 2015" represents the 53-week period ended January 2, 2016. The most recent fiscal year ended on December 30, 2017. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, drum waste removal services, vacuum truck services, field services, and other services. In the Company's Oil Business segment, product revenues include sales of re-refined base oil, recycled fuel oil, and other products; service revenues include revenues from used oil collection activities, collecting and disposing of waste water and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable, valuation of inventory at lower of cost or market, valuation of goodwill and other intangible assets, share-based compensation, and income taxes.  Actual results could differ from those estimates.

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

Operating costs also include the Company's costs of operating its branch system and hubs. These costs include personnel costs, facility rent and utilities, truck leases, fuel, transportation, and maintenance. Operating costs are not presented separately for products and services.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include costs of performing centralized business functions, including sales management at or above the regional level, billing, receivables management, accounting and finance, information technology, environmental health and safety, and legal.

Cash and Cash Equivalents

The Company considers highly liquid investments, purchased with an original maturity of ninety days or less, to be cash equivalents. Included in cash and cash equivalents are $0.5 million and $0.2 million of cash on deposit outside the United States of America as of December 30, 2017 and December 31, 2016, respectively.

Concentration Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had cash deposits in excess of the FDIC insured limit of $41.1 million and $35.9 million at December 30, 2017 and December 31, 2016, respectively. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

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

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2017 the Company did not incur inventory write-downs. In fiscal 2016, the Company wrote down inventory by $1.7 million due to sharply declining prices of oil and other petroleum-based products.

Prepaid and Other Current Assets

Prepaid and other current assets include, but are not limited to, insurance and vehicle license contract costs, which are expensed over the term of the underlying contract.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures for major renewals and betterments are capitalized, while expenditures for repair and maintenance charges are expensed as incurred. Property, plant, and equipment acquired in business combinations is stated at fair value as of the date of the acquisition.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once the assets are placed into service. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank debt outstanding. In fiscal 2017 the Company capitalized no interest for capital projects, and in fiscal 2016 and 2015, the Company capitalized interest of $0.1 million, and $0.6 million, respectively.

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

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges in fiscal 2017.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in fiscal 2017. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

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

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2017, 2016 and 2015 were $0.5 million, $0.2 million, and $0.2 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.5 million, $0.5 million, and $0.6 million for fiscal 2017, 2016, and 2015, respectively.

Share-Based Compensation

When a future restricted grant is approved, the Company evaluates the probability that the award will be granted, based on certain performance conditions. If satisfaction of the performance criteria is deemed probable, the Company accrues compensation expense related to these awards prior to the grant date. The Company accrues compensation expense based on the fair value of the performance awards at each reporting period when the performance criteria are deemed probable. Once the performance awards have been granted, the Company values the awards at fair value on the date of grant and amortizes the expense through the end of the vesting period, or requisite service period, on a straight-line basis. The requisite service period is a function of the service condition defined for each award on a case by case basis. See Note 15 “Share-Based Compensation” for more details.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt. As of December 30, 2017 and December 31, 2016, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2017, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $200,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 30, 2017 and December 31, 2016, the Company's liability for its self-insured benefits was $1.3 million and $1.2 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2017, 2016, and 2015 were $11.9 million, $11.6 million, and $11.6 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company tests goodwill for impairment at each of its two reporting units, Environmental Services and Oil Business.

In fiscal 2015, we tested goodwill for impairment. In fiscal 2015, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. In fiscal 2015, our tests indicated impairment of all of the goodwill in our Oil Business reporting unit. Therefore during the fourth quarter of fiscal 2015 we recorded a charge of approximately $4.0 million related to impairment of goodwill in our Oil Business reporting unit. The facts and circumstances leading to the impairment were primarily related to the deterioration of market conditions in the markets in which the Company’s Oil Business reporting unit operates. The deterioration of those market conditions manifested in lower average selling prices for the Company’s re-refined lubricating base oil, recycled fuel oil, and byproducts within the Oil Business. The method for determining the fair value of the Oil Business reporting unit was a combination of an income approach using a discounted cash flow method in combination with a market approach using a guideline company method. There was a moderate degree of uncertainty associated with key Oil Business fair value assumptions such as the selling prices of our oil products and byproducts, the price paid or charged for raw material inputs such as used oil, operating efficiency of the used oil re-refinery, etc. A contraction of the spread between the selling prices of our oil products and the price paid or charged to vendors for raw material inputs could reasonably be expected to negatively affect the key assumptions used to determine fair value.
In fiscal 2016, we tested goodwill for impairment. The Oil Business reporting unit had zero goodwill throughout fiscal 2016. The fair value of the Environmental Services reporting unit was substantially in excess of its carrying amount including goodwill, and therefore no impairment was indicated.
In fiscal 2017, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2017. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.

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

December 31, 2017
The Company analyzed the impact of the standard on our contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, we have identified appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. The Company will adopt the new revenue guidance effective December 31, 2017, using the modified retrospective transition method, by recognizing the cumulative effect of initially applying the new standard as a decrease to the opening balance of retained earnings. We expect this adjustment to be less than $1 million, with an immaterial impact to our revenues and net income on an ongoing basis. The impact to our results is not material because, for the vast majority of our revenue, the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue which is consistent with our current revenue recognition model. With the adoption of the standard, the consolidated financial statements will be supplemented by new disclosure requirements.

ASU 2016-02 Leases (Topic 842)	February 2016
This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early application of the amendments in this update is permitted for all entities.
January 4, 2019
The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations. The Company anticipates that implementation of this standard will result in an increase to assets and an increase to liabilities. To date, certain personnel have attended technical training concerning this new lease accounting standard.

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
January 1, 2017
ASU 2016-09 simplified the treatment for employee share-based compensation by allowing an entity to recognize excess tax benefits in the current period whether or not current taxes payable are reduced. Prior to 2017 the Company could not recognize windfall tax benefits associated with employee share-based compensation because it was in an NOL position and current taxes payable would not be reduced by the excess tax benefits. As a result of ASU 2016-09 the Company recognized excess tax benefits of $2.5 million from share-based compensation from prior years, resulting in cumulative-effect increases to retained earnings and deferred tax assets of approximately $1.0 million. In conjunction with the adoption of ASU 2016-09, the Company reclassified $131 thousand of cash outflows for share repurchases to satisfy tax withholding obligations from Cash flows from Operating Activities to Cash flows from Financing Activities compared to the amounts previously reported for the fiscal year ended January 2, 2016.

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
		December 31, 2016	The adoption of ASU 2014-15 in fiscal 2016 resulted in no impact to our consolidated financial statements.
ASU 2015-03 Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and 2015-15 Interest—Imputation of Interest (Subtopic 835-30)	April 2015
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

ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)	September 2015
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
During the measurement period, the Company made adjustments to the provisional amounts reported as the estimated fair values of assets acquired as part of the Phoenix Environmental business combination. Compared to the provisional values reported as of December 31, 2016, the fair values in the table below reflect a decrease to accounts receivable of less than $0.1 million, a decrease to property, plant, and equipment of $0.1 million, and an increase to goodwill of $0.1 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition:

(Thousands)	Phoenix Environmental	REC

Accounts receivable	$260	$80
Inventory	27	56
Property, plant, & equipment	398	457
Equipment at customers	38	—
Intangible assets	700	132
Goodwill	1,245	—
Total purchase price, net of cash acquired	$2,668	$725

(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	December 30, 2017	December 31, 2016
Trade	$43,301	$42,332
Less: allowance for doubtful accounts	1,881	2,176
Trade - net	41,420	40,156
Related parties	1,906	1,324
Other	2,165	6,053
Total accounts receivable - net	$45,491	$47,533

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended December 30, 2017 and the fiscal year ended December 31, 2016:

(Thousands)	December 30, 2017	December 31, 2016
Balance at beginning of period	$2,176	$2,207
Provision for bad debts	402	687
Accounts written off, net of recoveries	(697)	(718)
Balance at end of period	$1,881	$2,176

(5)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or market, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following:

(Thousands)	December 30, 2017	December 31, 2016
Solvents and solutions	$6,201	$5,014
Used oil and processed oil	5,788	5,493
Drums and supplies	4,430	3,790
Machines	3,679	2,576
Other	1,936	1,899
Total inventory	22,034	18,772
Less: Machine refurbishing reserve	395	214
Total inventory - net	$21,639	$18,558

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2017, the Company recorded no inventory impairment charges. In fiscal 2016 the Company recorded inventory impairment charges of $1.7 million due to a sharp decline in crude oil prices, which resulted in the market value for the Company's oil-based inventory, and solvents and solutions inventory declining below the historic FIFO values.

The following table provides the changes in the Company's machine refurbishing reserve related to inventory for fiscal years 2017 and 2016:

(Thousands)	December 30, 2017	December 31, 2016

Balance at beginning of period	$214	$290
Net change in reserve	181	(76)
Balance at end of period	$395	$214

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	December 30, 2017	December 31, 2016
Machinery, vehicles, and equipment	$85,427	$78,592
Buildings and storage tanks	69,009	69,977
Land	9,562	10,363
Leasehold improvements	5,427	4,876
Construction in progress	9,378	8,646
Assets held for sale	53	177
Total property, plant, and equipment	178,856	172,631
Less: accumulated depreciation	50,737	41,456
Property, plant, and equipment - net	$128,119	$131,175

(Thousands)	December 30, 2017	December 31, 2016
Equipment at customers	$68,234	$63,502
Less: accumulated depreciation	44,922	40,469
Equipment at customers - net	$23,312	$23,033
Depreciation expense was $14.7 million, $14.7 million, and $13.7 million for fiscal 2017, 2016 and 2015, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company tests goodwill for impairment at each of its two reporting units, Environmental Services and Oil Business.

In fiscal 2015, we tested goodwill for impairment. In fiscal 2015, the fair value of the Environmental Services reporting unit was substantially in excess of its carrying value. In fiscal 2015, our tests indicated impairment of all of the goodwill in our Oil Business reporting unit. Therefore during the fourth quarter of fiscal 2015 we recorded a charge of approximately $4.0 million related to impairment of goodwill in our Oil Business reporting unit. The facts and circumstances leading to the impairment were primarily related to the deterioration of market conditions in the markets in which the Company’s Oil Business reporting unit operates. The deterioration of those market conditions manifested in lower average selling prices for the Company’s re-refined lubricating base oil, recycled fuel oil, and byproducts within the Oil Business. The method for determining the fair value of the Oil Business reporting unit was a combination of an income approach using a discounted cash flow method in combination with a market approach using a guideline company method. There was a moderate degree of uncertainty associated with key Oil Business fair value assumptions such as the selling prices of our oil products and byproducts, the price paid or charged for raw material inputs such as used oil, operating efficiency of the used oil re-refinery, etc. A contraction of the spread between the selling prices of our oil products and the price paid or charged to vendors and oil collection customers for raw material inputs could reasonably be expected to negatively affect the key assumptions used to determine fair value.
In fiscal 2016, we tested goodwill for impairment. The Oil Business reporting unit had zero goodwill throughout fiscal 2016. The fair value of the Environmental Services reporting unit was substantially in excess of its carrying amount including goodwill, and therefore no impairment was indicated.
In fiscal 2017, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2017. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.
The following table shows changes to our goodwill balances by segment during the years ended December 31, 2016, and December 30, 2017:

(Thousands)	Oil Business	Environmental Services	Total

Balance at January 2, 2016
Gross carrying amount	$3,952	$30,325	$34,277
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at January 2, 2016	$—	$30,325	$30,325
Acquisitions	—	1,158	1,158
Goodwill at December 31, 2016
Gross carrying amount	3,952	31,483	35,435
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 31, 2016	$—	$31,483	$31,483
Measurement period adjustments	—	97	97
Goodwill at December 30, 2017
Gross carrying amount	3,952	31,580	35,532
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 30, 2017	$—	$31,580	$31,580
Following is a summary of software and other intangible assets:

	December 30, 2017			December 31, 2016
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,077	$9,027	$14,050	$23,045	$6,682	$16,363
Patents, formulae, and licenses	1,769	642	1,127	1,769	576	1,193
Software	4,724	3,899	825	4,573	3,655	918
Non-compete agreements	2,949	2,617	332	2,934	2,180	754
Other	1,348	950	398	1,348	755	593
Total software and intangible assets	$33,867	$17,135	$16,732	$33,669	$13,848	$19,821

Amortization expense was $3.3 million, $3.3 million, and $3.5 million for fiscal 2017, 2016, and 2015, respectively. The weighted average useful lives of customer and supplier relationships; patents, formulae, and licenses; software; non-compete agreements, and other intangibles were 10 years, 15 years, 9 years, 5 years, and 6 years, respectively.

The expected amortization expense for fiscal years 2018, 2019, 2020, 2021 and 2022 is $3.0 million, $2.6 million, $2.5 million, $2.4 million, and $2.1 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events. No impairment of software or other intangible assets (excluding goodwill) was recorded in fiscal 2017, 2016, or 2015.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(Thousands)	December 30, 2017	December 31, 2016
Accounts payable	$25,540	$29,935
Accounts payable - related parties	28	1,049
Total accounts payable	$25,568	$30,984

(9)    DEBT AND FINANCING ARRANGEMENTS

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
During fiscal 2017, the Company paid and capitalized $1.1 million of debt issuance costs pertaining to the New Credit Agreement and charged $0.2 million of unamortized debt issuance costs pertaining to the Prior Credit Agreement to selling, general, and administrative expenses.

Debt at December 30, 2017 and December 31, 2016 consisted of the following:

(thousands)	December 30, 2017	December 31, 2016
Principal amount	$30,000	$64,195
Less: unamortized debt issuance costs	1,256	741
Debt less unamortized debt issuance costs	$28,744	$63,454

The Company incurred interest expense of $1.2 million and $2.1 million in fiscal 2017 and 2016, respectively. In fiscal 2017, the Company also recorded $0.4 million of amortization of debt issuance costs. No interest was capitalized in fiscal 2017 compared to $0.1 million of interest capitalized for various capital projects in fiscal 2016.

As of December 30, 2017 and December 31, 2016, the Company was in compliance with all covenants under the credit facility then in effect. As of December 30, 2017, and December 31, 2016, the Company had $0.9 million and $3.0 million of standby letters of credit issued, respectively, and $64.1 million and $27.6 million was available for borrowing under the bank credit facility, respectively.

The Company's weighted average interest rate as of December 30, 2017, December 31, 2016, and January 2, 2016 was 3.5%, 3.3%, and 3.5%, respectively. The Company's effective interest rate as of December 30, 2017, December 31, 2016, and January 2, 2016 was 3.5%, 3.3%, and 3.1%, respectively.

Future Maturities

The aggregate contractual annual maturities for debt as of December 30, 2017 are as follows:

(Thousands)
Fiscal Year:	Term Loan

2018	—
2019	—
2020	—
2021	—
2022	30,000
Aggregate Maturities	$30,000

(10)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees. All regular employees who have completed at least one hour of service are eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution under this plan was $1.8 million, $1.7 million, and $1.5 million in fiscal 2017, 2016, and 2015, respectively.

(11)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of December 30, 2017, the Heritage Group beneficially owned 32.2% of the Company's common stock. The Fehsenfeld Family Trusts, which are related to the Heritage Group owned 6.5% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 4.4% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

During fiscal 2017, 2016, and 2015, the Company had transactions with the Heritage Group affiliates and other related parties. The following table sets forth related-party transactions:

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(Thousands)	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$4,740	$2,965	$4,031	$6,150	$6,166	$5,675
Other related parties / affiliates	4,516	50	4,383	3,381	6,040	2,756
Total	$9,256	$3,015	$8,414	$9,531	$12,206	$8,431

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, insurance premiums, disposal services, transportation, and various other services.

The Company participates in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments are made to the shareholder. Expenses paid to the shareholder in fiscal 2017, 2016, and 2015 were approximately $2.5 million, $2.2 million, and $1.4 million, respectively.

(12)    SEGMENT INFORMATION

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. The Environmental Services segment operates in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 were as follows:

	For the Fiscal Years Ended,

	December 30, 2017

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$25,172	$106,786	$—	$131,958
Service revenues	212,883	21,116	—	233,999
Total revenues	$238,055	$127,902	$—	$365,957
Operating expenses
Operating costs	163,633	112,469	—	276,102
Operating depreciation and amortization	7,526	6,776	—	14,302
Profit before corporate selling, general, and administrative expenses	$66,896	$8,657	$—	$75,553
Selling, general, and administrative expenses			47,401	47,401
Depreciation and amortization from SG&A			3,665	3,665
Total selling, general, and administrative expenses			$51,066	$51,066
Other (income) - net			(10,940)	(10,940)
Operating income				35,427
Interest expense - net			1,094	1,094
Income before income taxes				$34,333

	December 31, 2016

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$21,882	$89,847	$—	$111,729
Service revenues	202,496	33,402	—	235,898
Total revenues	$224,378	$123,249	$—	$347,627
Operating expenses
Operating costs	151,860	115,643	—	267,503
Operating depreciation and amortization	7,517	6,784	—	14,301
Profit before corporate selling, general, and administrative expenses	$65,001	$822	$—	$65,823
Selling, general, and administrative expenses			49,823	49,823
Depreciation and amortization from SG&A			3,690	3,690
Total selling, general, and administrative expenses			$53,513	$53,513
Other expense - net			1,416	1,416
Operating income				10,894
Interest expense - net			2,069	2,069
Income before income taxes				$8,825

	January 2, 2016

(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$22,462	$111,858	$—	$134,320
Service revenues	203,851	11,847	—	215,698
Total revenues	$226,313	$123,705	$—	$350,018
Operating expenses
Operating costs	155,321	125,387	—	280,708
Operating depreciation and amortization	7,468	6,013	—	13,481
Profit (loss) before corporate selling, general, and administrative expenses	$63,524	$(7,695)	$—	$55,829
Selling, general, and administrative expenses			45,269	45,269
Depreciation and amortization from SG&A			3,716	3,716
Total selling, general, and administrative expenses			$48,985	$48,985
Impairment of goodwill			3,952	3,952
Other (income) - net			(1,297)	(1,297)
Operating income				4,189
Interest expense - net			1,880	1,880
Income before income taxes				$2,309

Total assets by segment as of December 30, 2017 and December 31, 2016 were as follows:

(Thousands)	December 30, 2017	December 31, 2016
Total Assets:
Environmental Services	$131,457	$129,506
Oil Business	129,936	135,323
Unallocated Corporate Assets	53,264	49,478
Total	$314,657	$314,307

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, goodwill, accounts receivable, and inventories allocated to each segment. Assets for the corporate unallocated amounts consist of cash, prepaids, and property, plant, and equipment used at the corporate headquarters.

Capital expenditures by segment for fiscal 2017, 2016, and 2015 were as follows:

	For the Fiscal Year Ended,
(Thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Total Capital Expenditures:
Environmental Services	$6,843	$5,643	$5,466
Oil Business	6,998	9,548	13,327
Unallocated Corporate Assets	559	684	941
Total	$14,400	$15,875	$19,734

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

The Company had purchase obligations in the form of open purchase orders of $15.6 million as of December 30, 2017, and $9.7 million as of December 31, 2016, primarily for capital expenditures, used oil, catalyst, disposal, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of December 30, 2017 and December 31, 2016, the Company had accrued $4.5 million and $5.5 million related to loss contingencies, respectively.

The Company leases office space, equipment and vehicles under noncancelable operating leases that expire at various dates through 2025. Many of the building leases obligate the Company to pay real estate taxes, insurance, and certain maintenance costs and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $27.2 million, $26.2 million, and $26.5 million for fiscal years 2017, 2016, and 2015, respectively.

Future minimum lease payments under noncancelable operating leases as of December 30, 2017 are as follows:

(Thousands)
Fiscal year:
2018	$19,737
2019	15,123
2020	10,167
2021	7,689
2022	5,533
Thereafter	4,320
Total	$62,569

(14)    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and introduced significant changes to U.S. tax law.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The new legislation also sets forth a variety of other changes, including a limitation on the tax deductibility of interest expense, the acceleration of business asset expensing, a limitation on the use of net operating losses generated in future years, the repeal of the alternative minimum tax ("AMT"), and a reduction in the amount of executive pay that could qualify as a tax deduction.
ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. The lower corporate income tax rate requires the Company to re-measure our U.S. deferred tax assets and liabilities as well as reassess the realizability of our deferred tax assets and liabilities.  As a result, the Company recognized a $6.2 million non-cash tax benefit through income from continuing operations for the re-measurement of deferred tax assets and liabilities due to the reduction in the federal tax rate to 21%. This re-measurement of deferred taxes had no impact on cash flows.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC 740 Income Taxes in the reporting period in which the Tax Act was enacted. SAB 118 allows for a measurement period to finalize the impacts of the Tax Act, not to extend beyond one year from the date of enactment.
The Tax Act requires the Company to recognize the impact of the transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and to recognize the impact of new taxes on foreign sourced earnings. The Company has a Canadian foreign subsidiary that was acquired in 2014. The Company has not made sufficient progress on the earnings and profit ("E&P") analysis of this foreign subsidiary to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded provisional amounts. Based upon the Company’s estimates, the impact of the deemed repatriation of foreign earnings is expected to be offset by net operating losses and the impact to the tax rate is expected to be immaterial, however further work is necessary to confirm this position. We have continued to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. The Company will continue to refine its accumulated E&P calculation and associated tax pool support for the Canadian foreign subsidiary and will recognize the impact of the transition tax during the measurement period as provided in SAB 118.
Even though our fiscal year 2018 began on December 31, 2017, the Company will implement the new Tax Act effective for fiscal 2018.
The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2017. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The unexpired balance of the NOL generated in 2011 is $11.1 million as of December 30, 2017. The company recorded additional NOL during 2012 -2015 of $13 million. The balance on the federal NOL’s generated from 2011 through 2015 at December 30, 2017 was $24.1 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $5.9 million.
ASU 2016-09 simplified the treatment for employee share-based compensation by allowing an entity to recognize excess tax benefits in the current period whether or not current taxes payable are reduced. Prior to 2017,the Company could not recognize windfall tax benefits associated with employee share-based compensation because it was in an NOL position and current taxes payable would not be reduced by the excess tax benefits. As a result of ASU 2016-09, the Company recognized excess tax benefits of $2.5 million from share-based compensation from prior years as an adjustment to opening retained earnings.
The Company's effective tax rate for fiscal 2017 was 17.3% compared to 31.8% in fiscal 2016. The difference in the effective tax rate is principally attributable to the impact on our deferred taxes as of December 30, 2017 of the reduction in the U.S. federal corporate tax rate to 21%.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2017, 2016, and 2015:

	For the Fiscal Years Ended,
(Thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Current:
Federal	$409	$19	$53
State	263	203	216
Foreign	—	—	9
Total current	$672	$222	$278

Deferred:
Federal	$4,501	$1,943	$794
State	829	643	(155)
Foreign	(79)	3	(18)
Total deferred	$5,251	$2,589	$621

Income tax provision	$5,923	$2,811	$899

A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax expense is as follows:

	For the Fiscal Years Ended,
(Thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Tax expense at statutory federal rate	$11,673	$3,004	$785
State and local tax, net of federal expense	720	561	42
Shortfalls from share-based compensation	(412)	23	124
Transaction and transaction-related costs	—	(808)	(454)
Impact of Federal Rate Change	(6,156)	—	—
Other	98	31	402
Total income tax provision	$5,923	$2,811	$899

Components of deferred tax assets (liabilities) are as follows:

	As of,
(Thousands)	December 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$5,869	$16,213
Stock compensation	1,097	1,629
Tax intangible assets	1,515	2,317
Reserves and accruals	4,452	2,894
Income tax credits	1,545	912
Allowance for doubtful accounts	527	858
Total deferred tax asset	$15,005	$24,823
Less: valuation allowance	1	127
Net deferred tax asset	15,004	24,696

Deferred tax liabilities:
Prepaids	$(544)	$(754)
Depreciation and amortization	(24,016)	(29,256)
Total deferred tax liability	(24,560)	(30,010)

Net deferred tax liability	$(9,556)	$(5,314)

As of December 30, 2017, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2014. Federal and state income tax returns for fiscal years 2014 through 2017 are still open for examination.
The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million and $2.4 million for uncertain tax positions as of December 30, 2017 and December 31, 2016, respectively. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.
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
The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of December 30, 2017.
The following table summarizes the movement in unrecognized tax benefits:

	For the Fiscal Years Ended,
(Thousands)	December 30, 2017	December 31, 2016
Gross Unrecognized Tax Benefits:
Beginning Balance	$2,443	$2,516
Additions based on current year's tax positions	10	6
Net changes based on prior year's tax positions	56	(79)
Ending Balance	$2,509	$2,443

(15)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 2,602,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of December 30, 2017, the number of shares available for issuance under the Plan was 633,418 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at January 2, 2016	534,428	$10.97	2.34	$224
Exercised	(20,141)	$9.95
Options outstanding at December 31, 2016	514,287	$11.00	1.33	$2,414
Exercised	(494,852)	$11.15
Options outstanding at December 30, 2017	19,435	$7.33	1.23	$280

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

The following table shows a summary of restricted shares grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			For the fiscal years ended,			Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	2017	2016	2015	December 30, 2017	December 31, 2016
Board of Directors	April, 2017	14,980	$241	$285	$285	$—	$—
Members of Management	February, 2015	38,732	102	117	129	—	110
Members of Management	January, 2016	43,208	86	111	104	101	209
Members of Management	February, 2017	146,564	360	875	—	841	1,398
Chief Executive Officer	February, 2017	500,000	1,112	—	—	2,423	—

During fiscal 2017, the Company also incurred $1.1 million of share-based compensation expense for potential expected restricted share grants.

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. In fiscal 2017, the Company recorded approximately $1.1 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $2.4 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

Vesting Table
Increase in Stock Price From the Employment Commencement Date to the Vesting Date	Total percentage of Restricted Stock Shares to Be Vested
Less than $5 per share increase	—%
$5 per share increase	25%
$10 per share increase	50%
$15 per share increase	75%
$20 or more per share increase	100%

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

The following table summarizes information about restricted stock awards for the periods ended January 2, 2016 through December 30, 2017:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 2, 2016	91,529	$14.47
Granted	71,882	9.92
Vested	(27,240)	12.68
Nonvested shares outstanding at December 31, 2016	136,171	$12.42
Granted	659,842	15.11
Vested	(96,514)	13.17
Forfeited	(13,500)	14.28
Nonvested shares outstanding at December 30, 2017	685,999	$14.52

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

As of December 30, 2017, the Company had reserved 150,026 shares of common stock available for purchase under the ESPP. In fiscal 2017, employees purchased 26,153 shares of the Company’s common stock with a weighted average fair market value of $16.18 per share.

(16)    STOCKHOLDERS' EQUITY

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

(17)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2017, 2016, and 2015 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	For the Fiscal Years Ended,
(Thousands, except per share data)	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$28,410	$6,014	$1,410
Less: Income attributable to noncontrolling interest	287	172	160
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$28,123	$5,842	$1,250

Weighted average basic shares outstanding	22,662	22,258	22,146
Dilutive shares for share–based compensation plans	260	258	262
Weighted average diluted shares outstanding	22,922	22,516	22,408

Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	—	—	—

Net income per share: basic	$1.24	$0.26	$0.06
Net income per share: diluted	$1.23	$0.26	$0.06

(18) OTHER (INCOME) EXPENSE - NET

Other expense (income) includes a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014, partially offset by other net losses of $0.9 million. Additionally, during the third quarter of 2017, the Company recorded a gain of $3.1 million from having sold the Company's facility located in Pompano Beach, Florida.

(19)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2017				Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues
Product revenues	$26,980	$31,832	$29,283	$43,863	$23,704	$24,695	$27,183	$36,147
Service revenues	53,473	54,550	54,048	71,928	54,749	55,857	54,690	70,602
Total Revenues	$80,453	$86,382	$83,331	$115,791	$78,453	$80,552	$81,873	$106,749
Operating expenses
Operating Costs	$61,290	$63,270	$63,650	$87,892	$64,247	$61,711	$61,696	$79,849
Selling, general, and administrative expenses	12,341	10,575	10,955	13,530	12,208	11,521	10,726	15,368
Depreciation and amortization	4,132	4,184	4,186	5,465	4,128	4,118	4,196	5,549
Other (income) expense	(5,006)	(3,027)	(3,079)	172	(58)	(142)	1,440	176
Operating income (loss)	7,696	11,380	7,619	8,732	(2,072)	3,344	3,815	5,807
Interest expense – net	87	412	275	320	518	451	463	637
Income (loss) before income taxes	$7,609	$10,968	$7,344	$8,412	$(2,590)	$2,893	$3,352	$5,170
Provision for (benefit of) income taxes	2,792	3,982	2,587	(3,438)	(864)	1,062	941	1,672
Net income (loss)	4,817	6,986	4,757	11,850	(1,726)	1,831	2,411	3,498
Less: Income attributable to noncontrolling interest	53	52	52	130	42	—	75	55
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$4,764	$6,934	$4,705	$11,720	$(1,768)	$1,831	$2,336	$3,443

Net income (loss) per share: basic	0.21	0.31	0.21	0.51	(0.08)	0.08	0.10	0.15
Net income (loss) per share: diluted	0.21	0.30	0.21	0.51	(0.08)	0.08	0.10	0.15

Number of weighted average shares outstanding: basic	22,353	22,506	22,686	22,887	22,225	22,246	22,267	22,285
Number of weighted average shares outstanding: diluted	22,892	22,832	22,970	23,099	22,225	22,419	22,550	22,603

OTHER OPERATING DATA:
Average revenues per working day - Environmental Services	$900	$935	$935	$890	$870	$890	$885	$890

(a)	Reflects a sixteen week quarter.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 30, 2017. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 30, 2017 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that, as of December 30, 2017, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 30, 2017 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2018 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,435	$7.33	633,418
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	19,435	$7.33	633,418

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016
Consolidated Statements of Income for the years ended December 30, 2017, December 31, 2016, and January 2, 2016
Consolidated Statements of Cash Flows for the years ended December 30, 2017, December 31, 2016, and January 2, 2016
Consolidated Statements of Stockholders' Equity for the years ended December 30, 2017, December 31, 2016, and January 2, 2016
Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto or is not applicable.

(a)(3)  Exhibits

See the Exhibit Index below for a list of the exhibits being filed or furnished with or incorporated by reference into this annual report on Form 10-K.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Heritage-Crystal Clean, Inc., amended (Incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on 10-K filed with the SEC on February 29, 2012).
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

10.1
2017 Credit Agreement by and among Heritage-Crystal Clean, Inc. and its subsidiaries identified therein and Bank of America, N.A., as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2017).

10.2	First Amendment to 2017 Credit Agreement***

10.3*
Employment Agreement, dated as of August 24, 1999 by and between Heritage-Crystal Clean, LLC and Joseph Chalhoub, as amended March 1, 2000 (Incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

10.4
Form of Participation Rights Agreement between Heritage-Crystal Clean, Inc. and The Heritage Group (Incorporated herein by reference to Exhibit 10.9 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

10.42*	Form of Restricted Stock Award under Omnibus Incentive Plan***
10.5*
Employment Agreement, dated as of March 1, 2000 by and between Heritage-Crystal Clean, LLC and John Lucks (Incorporated herein by reference to Exhibit 10.10 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

10.6*
Employment Agreement, dated as of July 14, 2002 by and between Heritage-Crystal Clean, LLC and Tom Hillstrom (Incorporated herein by reference to Exhibit 10.14 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

10.7
Heritage-Crystal Clean, Inc. Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.25 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

10.8*
Heritage-Crystal Clean, Inc. Performance-Based Annual Incentive Plan (Incorporated herein by reference to Exhibit 10.26 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

10.9*
Heritage-Crystal Clean, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.27 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

10.10*
Form of Option Grant Agreement under Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.28 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

10.11*
Heritage-Crystal Clean, Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

10.12*
Form of Indemnity Agreement with Directors of the Company (Incorporated herein by reference to Exhibit 10.30 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

10.13*
Non-Competition and Non-Disclosure Agreement between Joseph Chalhoub and Heritage-Crystal Clean, LLC dated August 24, 1999 (Incorporated herein by reference to Exhibit 10.32 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

10.14*
Non-Competition and Non-Disclosure Agreement between Gregory Ray and Heritage Crystal Clean, LLC dated November 15, 1999 (Incorporated herein by reference to Exhibit 10.33 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

10.15*
Non-Competition and Non-Disclosure Agreement between John Lucks and Heritage-Crystal Clean, LLC dated March 1, 2000 (Incorporated herein by reference to Exhibit 10.34 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on August 3, 2007).

10.16*
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

10.17*	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011).
10.18*
Retirement Agreement between Joseph Chalhoub, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on December 9, 2016).

10.19*
Employment Agreement between Brian Recatto, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the SEC on December 9, 2016).

10.20*
Employment Agreement between Mark DeVita, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.21*
Employment Agreement between Ellie Bruce, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 3, 2017).

21.1	Subsidiaries of Heritage-Crystal Clean, Inc.***
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accountants***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Management or compensatory plan or arrangement
***	Included herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 1, 2018	By:	/s/ Brian Recatto

Brian Recatto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2018.

Signature	Title

/s/ Brian Recatto	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Brian Recatto
/s/ Mark DeVita	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer of the Registrant)
Mark DeVita
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.
/s/ James Schumacher	Director
Jim Schumacher