Form 10-Q
period 2018-03-24
Heritage-Crystal Clean, Inc.
filed 2018-05-03
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 24, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On May 1, 2018, there were outstanding 23,015,552 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 24, 2018	December 30, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,557	$41,889
Accounts receivable - net	46,883	45,491
Inventory - net	25,394	21,639
Other current assets	5,122	5,895
Total Current Assets	114,956	114,914
Property, plant and equipment - net	128,504	128,119
Equipment at customers - net	23,473	23,312
Software and intangible assets - net	16,005	16,732
Goodwill	31,580	31,580
Total Assets	$314,518	$314,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$27,849	$25,568
Contract liabilities - net	237	—
Accrued salaries, wages, and benefits	4,535	6,386
Taxes payable	5,898	5,787
Other current liabilities	2,562	2,690
Total Current Liabilities	41,081	40,431
Long-term debt	28,814	28,744
Deferred income taxes	9,170	9,556
Total Liabilities	$79,065	$78,731

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,010,733 and 22,891,674 shares issued and outstanding at March 24, 2018 and December 30, 2017, respectively	$230	$229
Additional paid-in capital	193,536	193,640
Retained earnings	40,971	41,359
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	234,737	235,228
Noncontrolling interest	716	698
Total Equity	$235,453	$235,926
Total Liabilities and Stockholders' Equity	$314,518	$314,657

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 24, 2018	March 25, 2017

Revenues
Product revenues	$29,010	$26,980
Service revenues	54,137	53,473
Total revenues	$83,147	$80,453

Operating expenses
Operating costs	$68,386	$61,290
Selling, general, and administrative expenses	11,022	12,341
Depreciation and amortization	3,643	4,132
Other expense (income) - net	389	(5,006)
Operating (loss) income	(293)	7,696
Interest expense – net	245	87
(Loss) income before income taxes	(538)	7,609
(Benefit from) provision for income taxes	(436)	2,792
Net (loss) income	(102)	4,817
Income attributable to noncontrolling interest	18	53
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(120)	$4,764

Net (loss) income per share: basic	$(0.01)	$0.21
Net (loss) income per share: diluted	$(0.01)	$0.21

Number of weighted average shares outstanding: basic	22,962	22,353
Number of weighted average shares outstanding: diluted	22,962	22,892

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926
Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net (loss) income	—	—	—	(120)	(120)	18	(102)
Issuance of common stock – ESPP	4,822	—	100	—	100	—	100
Share-based compensation	114,237	1	827	—	828	—	828
Share repurchases to satisfy tax withholding obligations	—	—	(1,031)	—	(1,031)	—	(1,031)
Balance at March 24, 2018	23,010,733	$230	$193,536	$40,971	$234,737	$716	$235,453

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Quarter Ended,
	March 24, 2018	March 25, 2017
Cash flows from Operating Activities:
Net (loss) income	$(102)	$4,817
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,643	4,132
Bad debt provision	286	(28)
Share-based compensation	828	667
Deferred taxes	(386)	2,710
Other, net	74	435
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,678)	4,375
Increase in inventory	(3,755)	(1,166)
Decrease in other current assets	773	1,410
Increase (decrease) in accounts payable	2,344	(2,628)
Decrease in accrued liabilities	(2,564)	(2,670)
Cash (used in) provided by operating activities	$(537)	$12,054

Cash flows from Investing Activities:
Capital expenditures	$(3,568)	$(3,313)
Proceeds from the disposal of assets	55	20
Cash used in investing activities	$(3,513)	$(3,293)

Cash flows from Financing Activities:
Payments on Term loan	$—	$(64,195)
Proceeds from new Term Loan	—	30,000
Proceeds under revolving credit facility	—	4,000
Payments of revolving credit facility	—	(4,000)
Proceeds from the exercise of stock options	—	1,018
Share repurchases to satisfy tax withholding obligations	(382)	(356)
Proceeds from the issuance of common stock	100	101
Payments of debt issuance costs	—	(1,051)
Cash used in financing activities	$(282)	$(34,483)
Net decrease in cash and cash equivalents	(4,332)	(25,722)
Cash and cash equivalents, beginning of period	41,889	36,610
Cash and cash equivalents, end of period	$37,557	$10,888

Supplemental disclosure of cash flow information:
Income taxes paid	$2	$—
Cash paid for interest	249	481
Supplemental disclosure of non-cash information:
Payables for share-based tax withholdings	$649	$—
Payables for construction in progress	451	—

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 24, 2018

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provides parts cleaning, hazardous and non-hazardous containerized waste, used oil collection, vacuum, antifreeze recycling and field services primarily to small and mid-sized industrial and vehicle maintenance customers. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products.  The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is sold as recycled fuel oil. The Company also operates multiple wastewater treatment plants and antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company operates in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both segments operate in the United States, and the Environmental Services segment also operates, to an immaterial degree, in Ontario, Canada.

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

2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes in these policies or their application with the exception of revenue recognition. See footnote 3 - Revenue for more information.

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

December 31, 2017
On December 31, 2017, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. We recognized the cumulative effect as an adjustment to our opening balance of retained earnings.

Effective December 31, 2017, we adopted the requirements of Topic 606. The cumulative effects of the changes made to our statement of income and balance sheet were as follows:

	For the Period ended March 24, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
(thousands)			Higher/(Lower)
Statement of Income

Service revenues	$54,137	$54,106	$31
Total revenues	83,147	83,116	31
Operating (loss) income	(293)	(324)	31
(Loss) income before income taxes	(538)	(569)	31
(Benefit from) provision for income taxes	(436)	(461)	25
Net (loss) income	(102)	(108)	6
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(120)	$(126)	$6

	March 24, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
(thousands)			Higher/(Lower)
Balance Sheet

Contract liabilities - net	$237	$—	$237
Total Current Liabilities	41,081	40,844	237
Deferred income taxes	9,170	9,145	25
Total Liabilities	79,065	78,803	262
Retained earnings	40,971	41,233	(262)
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	234,737	234,999	(262)
Total Equity	$235,453	$235,715	$(262)

3) REVENUE

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Topic 606, there were no judgments or estimates made that the Company deems significant.

Accounts Receivable — Net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on analysis of customer credit worthiness and historical losses. Accounts receivable are written off once the Company determines the account to be uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

Contract Balances — Contract assets primarily relate to the Company’s rights to consideration for work completed in relation to its services performed but not billed at the reporting date. Contract liabilities primarily consist of advance payments of performance obligations yet to be fully satisfied in the period reported. Our contract liabilities and contract assets are reported in a net position at the end of each reporting period.

We disaggregate our revenue from contracts with customers by major lines of business for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The following table disaggregates our revenue by major lines:

	For the first quarter ended March 24, 2018
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$39,615	$—	$39,615
Vacuum Services & Wastewater Treatment	11,847	—	11,847
Antifreeze Business	3,459	—	3,459
Field Services	2,155	—	2,155
Environmental Services - Other	400	—	400
Re-refinery Product Sales	—	20,485	20,485
Oil Collection Services & RFO	—	4,017	4,017
Oil Filter Business	—	1,077	1,077
Revenues from Contracts with Customers	57,476	25,579	83,055
Other Revenue	—	92	92
Total Revenues	$57,476	$25,671	$83,147

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	March 24, 2018	December 31, 2017
Contract assets	$44	$59
Contract liabilities	281	327
Contract liabilities - net	$237	$268

During the quarter ended March 24, 2018, the Company recognized $31 thousand of revenue that was included in the contract liabilities balance as of December 31, 2017. The Company had no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
(4)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(Thousands)	March 24, 2018	December 30, 2017
Trade	$44,072	$43,301
Less: allowance for doubtful accounts	(1,923)	(1,881)
Trade - net	42,149	41,420
Related parties	2,042	1,906
Other	2,692	2,165
Total accounts receivable - net	$46,883	$45,491

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 24, 2018, and the fiscal year ended December 30, 2017:

	For the Quarter Ended,	For the Fiscal Year Ended,
(Thousands)	March 24, 2018	December 30, 2017
Balance at beginning of period	$1,881	$2,176
Provision for bad debts	286	402
Accounts written off, net of recoveries	(244)	(697)
Balance at end of period	$1,923	$1,881

(5)    INVENTORY

The carrying value of inventory consisted of the following:

(Thousands)	March 24, 2018	December 30, 2017
Used oil and processed oil	$8,062	$5,788
Solvents and solutions	6,820	6,201
Drums and supplies	4,785	4,430
Machines	3,862	3,679
Other	2,146	1,936
Total inventory	25,675	22,034
Less: machine refurbishing reserve	(281)	(395)
Total inventory - net	$25,394	$21,639

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first quarters of fiscal 2018 and fiscal 2017.

(6)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(Thousands)	March 24, 2018	December 30, 2017
Machinery, vehicles, and equipment	$85,683	$85,427
Buildings and storage tanks	69,055	69,009
Land	9,557	9,562
Leasehold improvements	5,468	5,427
Construction in progress	11,280	9,378
Assets held for sale	53	53
Total property, plant and equipment	181,096	178,856
Less: accumulated depreciation	(52,592)	(50,737)
Property, plant and equipment - net	$128,504	$128,119

(Thousands)	March 24, 2018	December 30, 2017
Equipment at customers	$69,388	$68,234
Less: accumulated depreciation	(45,915)	(44,922)
Equipment at customers - net	$23,473	$23,312

Depreciation expense for first quarters ended March 24, 2018 and March 25, 2017 was $2.9 million and $3.4 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 30, 2017, to March 24, 2018:

(Thousands)	Oil Business	Environmental Services	Total

Goodwill at December 30, 2017
Gross carrying amount	$3,952	$31,580	$35,532
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 30, 2017	$—	$31,580	$31,580
Measurement period adjustments	—	—	—
Goodwill at March 24, 2018
Gross carrying amount	3,952	31,580	35,532
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at March 24, 2018	$—	$31,580	$31,580

The following is a summary of software and other intangible assets:

	March 24, 2018			December 30, 2017
(Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,071	$9,565	$13,506	$23,077	$9,027	$14,050
Software	4,724	3,954	770	4,724	3,899	825
Non-compete agreements	2,945	2,705	240	2,949	2,617	332
Patents, formulae, and licenses	1,769	657	1,112	1,769	642	1,127
Other	1,348	971	377	1,348	950	398
Total software and intangible assets	$33,857	$17,852	$16,005	$33,867	$17,135	$16,732

Amortization expense was $0.7 million for the first quarter ended March 24, 2018, and $0.8 million for first quarter ended March 25, 2017. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 10 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2018 and for fiscal years 2019, 2020, 2021, and 2022 is $2.3 million, $2.6 million, $2.5 million, $2.4 million, and $2.1 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(Thousands)	March 24, 2018	December 30, 2017
Accounts payable	$27,488	$25,540
Accounts payable - related parties	361	28
Total accounts payable	$27,849	$25,568

(9)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

The Company's Credit Agreement as amended ("Credit Agreement"), provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under the revolving loan portion. The actual amount of borrowings available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

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

•
A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the foregoing 3.00 to 1.00 shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and will thereafter revert to 3.00 to 1.00; and

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Credit Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket.

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.
During the first quarter of fiscal 2017, the Company paid and capitalized $1.1 million of debt issuance costs pertaining to the Credit Agreement and charged $0.2 million of unamortized debt issuance costs pertaining to the Credit Agreement to selling, general, and administrative expenses.

Debt at March 24, 2018 and December 30, 2017 consisted of the following:

(thousands)	March 24, 2018	December 30, 2017
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	1,186	1,256
Debt less unamortized debt issuance costs	$28,814	$28,744

During the first quarter of fiscal 2018, the Company recorded interest of $0.3 million on the term loan. During the first quarter of fiscal 2017, the Company recorded interest of $0.5 million on the term loan. In the first quarter of 2018, the Company also recorded $0.1 million of amortization of debt issuance costs. No interest was capitalized during the first quarters of fiscal 2018 or 2017.

The Company's weighted average interest rate for all debt as of March 24, 2018, and March 25, 2017 was 3.4% and 3.5%, respectively.

As of March 24, 2018 and December 30, 2017, the Company was in compliance with all covenants under its Credit Agreement. As of March 24, 2018 and December 30, 2017, the Company had $1.2 million and $0.9 million of standby letters of credit issued, respectively, and $63.8 million and $64.1 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at March 24, 2018 approximates fair value.

(10)    SEGMENT INFORMATION

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

Segment results for the first quarters ended March 24, 2018, and March 25, 2017 were as follows:

First Quarter Ended,
March 24, 2018
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$6,444	$22,566	$—	$29,010
Service revenues	51,032	3,105	—	54,137
Total revenues	$57,476	$25,671	$—	$83,147
Operating expenses
Operating costs	42,725	25,661	—	68,386
Operating depreciation and amortization	1,490	1,389	—	2,879
Profit (loss) before corporate selling, general, and administrative expenses	$13,261	$(1,379)	$—	$11,882
Selling, general, and administrative expenses			11,022	11,022
Depreciation and amortization from SG&A			764	764
Total selling, general, and administrative expenses			$11,786	$11,786
Other expense - net			389	389
Operating (loss)				(293)
Interest expense – net			245	245
(Loss) before income taxes				$(538)

First Quarter Ended,
March 25, 2017
(Thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,724	$21,256	$—	$26,980
Service revenues	47,492	5,981	—	53,473
Total revenues	$53,216	$27,237	$—	$80,453
Operating expenses
Operating costs	36,520	24,770	—	61,290
Operating depreciation and amortization	1,746	1,535	—	3,281
Profit before corporate selling, general, and administrative expenses	$14,950	$932	$—	$15,882
Selling, general, and administrative expenses			12,341	12,341
Depreciation and amortization from SG&A			851	851
Total selling, general, and administrative expenses			$13,192	$13,192
Other (income) - net			(5,006)	(5,006)
Operating income				7,696
Interest expense – net			87	87
Income before income taxes				$7,609

Total assets by segment as of March 24, 2018 and December 30, 2017 were as follows:

(Thousands)	March 24, 2018	December 30, 2017
Total Assets:
Environmental Services	$133,881	$131,457
Oil Business	132,652	129,936
Unallocated Corporate Assets	47,985	53,264
Total	$314,518	$314,657

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, accounts receivable, goodwill, and inventories. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters as well as cash and net deferred tax assets.

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

The Company has purchase obligations in the form of open purchase orders of $16.3 million as of March 24, 2018, and $15.6 million as of December 30, 2017, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 24, 2018 and December 30, 2017, the Company had accrued $4.0 million and $4.5 million related to loss contingencies and other contingent liabilities, respectively.

(12)    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted into law and introduced significant changes to U.S. tax law.  The Act reduces the U.S. federal corporate tax rate from 35% to 21%. The new legislation also sets forth a variety of other changes, including a limitation on the tax deductibility of interest expense, the acceleration of business asset expensing, a limitation on the use of net operating losses generated in future years, the repeal of the alternative minimum tax (AMT), and a reduction in the amount of executive pay that could qualify as a tax deduction.

Due to the timing and the complexity involved in applying the provisions of the Act, the Company did not record provisional amounts in our financial statements as of December 30, 2017 related to the one time deemed repatriation of foreign earnings. As the Company collects and prepares necessary data, and interprets the Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company will record the provisional amounts related to the one time deemed repatriation of its Canadian subsidiary’s accumulated foreign earnings. The accounting for the tax effects of the deemed repatriation of foreign earnings will be completed later in 2018. The Company estimates that the income related to the deemed repatriation will be offset by U.S. net operating losses.

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2017. Therefore, the Company recorded a deferred tax liability related to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The unexpired balance of the NOL generated in 2011 is $13.7 million as of March 24, 2018. The Company recorded additional NOL during 2012 - 2015 of $13.0 million. The balance on the federal NOL’s generated from 2011 through 2015 at March 24, 2018 was $26.7 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $6.3 million.

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

The Company's effective tax rate for the first quarter of fiscal 2018 was 81.1% compared to 36.7% in the first quarter of fiscal 2017. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting of equity compensation.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.4 million for uncertain tax positions as of March 24, 2018 and December 30, 2017. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(13)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 2,602,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of March 24, 2018, the number of shares available for issuance under the Plan was 536,953 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 30, 2017	19,435	$7.33	1.23	$280
Exercised	—	—	—	—
Options outstanding at March 24, 2018	19,435	$7.33	1.00	$301

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except for shares total)			First Quarter Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	March 24, 2018	March 25, 2017	March 24, 2018	December 30, 2017
Board of Directors	April, 2017	14,980	$66	$66	$—	$—
Members of Management	January, 2016	43,208	21	24	80	101
Members of Management	February, 2017	146,564	99	93	742	841
Members of Management	February, 2018	116,958	122	285	1,648	1,770
Chief Executive Officer	February, 2017	500,000	511	174	1,912	2,423

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first quarter of fiscal 2018, the Company recorded approximately $0.5 million of compensation expense, which includes $0.2 million of expense from the recognition of an accelerated vesting, related to this award. In the future, the Company expects to recognize compensation expense of approximately $1.9 million over the remaining requisite service period, which ends January 3

1, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

Vesting Table
Increase in Stock Price From the Employment Commencement Date to the Vesting Date	Total percentage of Restricted Stock Shares to Be Vested
Less than $5 per share increase	—%
$5 per share increase	25%
$10 per share increase	50%
$15 per share increase	75%
$20 or more per share increase	100%

Provision for possible accelerated vesting of award

If the average closing price of the Company's common stock increases by the marginal levels set forth in the above vesting table for any consecutive 180 day period between the award date and final vesting date, Mr. Recatto shall become vested in 50% of the corresponding total percentage of restricted shares earned on the last day of the 180 day period. On March 14, 2018, the weighted average closing price of the Company's common stock met the 25% marginal level and Mr. Recatto became fully vested in half of the 125,000 vested shares.

The following table summarizes the restricted stock activity for the period ended March 24, 2018:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 30, 2017	685,999	$14.52
Granted	116,957	20.35
Vested	(134,730)	14.42
Nonvested shares outstanding at March 24, 2018	668,226	$15.92

Employee Stock Purchase Plan

As of March 24, 2018, the Company had reserved 145,204 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008.  In the first quarter of fiscal 2018, employees purchased 4,822 shares of the Company’s common stock with a weighted average fair market value of $21.90 per share.

(14) EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2018 and 2017, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	First Quarter Ended,
(Thousands)	March 24, 2018	March 25, 2017
Net (loss) income	$(102)	$4,817
Less: Income attributable to noncontrolling interest	18	53
Net (loss) income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$(120)	$4,764

Weighted average basic shares outstanding	22,962	22,353
Dilutive shares from share–based compensation plans	—	539
Weighted average diluted shares outstanding	22,962	22,892

Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	170	—

Net (loss) income per share: basic	$(0.01)	$0.21
Net (loss) income per share: diluted	$(0.01)	$0.21

(15) OTHER EXPENSE (INCOME) - NET

Other expense (income) of $0.4 million for the first quarter of fiscal 2018 primarily represents $0.3 million of site closure costs for a facility in Wilmington, DE. Other expense (income) for the first quarter of fiscal 2017 included a gain of $5.1 million as a result of having received a partial award for a claim made in arbitration related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014.

16) SUBSEQUENT EVENTS

Pursuant to the Heritage-Crystal Clean, Inc. Omnibus Incentive Plan of 2008, on April 13, 2018, the Company granted 350,000 shares of restricted stock to certain members of Management as part of a Special Incentive Program. The number of shares granted may be increased up to 612,500 shares depending on the Company’s level of performance with regard to certain market conditions. Between zero and 612,500 shares will vest on April 13, 2022, depending on the satisfaction of certain service and market conditions.

On May 3, 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding-Kansas City, LLC (collectively "PPI") pursuant to an Asset Purchase Agreement. The Company purchased the assets of PPI to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. The purchase price was set at $5.9 million subject to certain adjustments, including a working capital adjustment and a contingent consideration provision. The Company initially paid $4.2 million of cash at closing. The results of PPI will be consolidated into the Company’s Environmental Services segment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 1, 2018. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2017 filed with the SEC on March 1, 2018. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve week periods ended March 24, 2018 and March 25, 2017, each referred to as "quarter ended" or "first quarter ended" or "first fiscal quarter" and "first quarter" respectively.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services primarily to small and medium sized industrial customers as well as vehicle maintenance customers. We own and operate a used oil re-refinery, several wastewater treatment plants and multiple antifreeze recycling facilities. We believe we are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens. We operate from a network of 87 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 69% of our total Company revenues for the first quarter of fiscal 2018. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 31% of our total Company revenues in the first quarter of fiscal 2018.

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

There were no material changes during the first quarter of fiscal 2018 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 with the exception of revenue recognition. See footnote 3 - Revenue for more information.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the First Quarter Ended,
(Thousands)	March 24, 2018		March 25, 2017

Revenues
Product revenues	$29,010	34.9%	$26,980	33.5%
Service revenues	54,137	65.1%	53,473	66.5%
Total Revenues	$83,147	100.0%	$80,453	100.0%
Operating expenses
Operating costs	$68,386	82.2%	$61,290	76.2%
Selling, general and administrative expenses	11,022	13.3%	12,341	15.3%
Depreciation and amortization	3,643	4.4%	4,132	5.1%
Other expense (income) - net	389	0.5%	(5,006)	(6.2)%
Operating (loss) income	(293)	(0.4)%	7,696	9.6%
Interest expense – net	245	0.3%	87	0.1%
(Loss) income before income taxes	(538)	(0.6)%	7,609	9.5%
(Benefit from) provision for income taxes	(436)	(0.5)%	2,792	3.5%
Net (loss) income	(102)	(0.1)%	4,817	6.0%
Income attributable to noncontrolling interest	18	—%	53	0.1%
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(120)	(0.1)%	$4,764	5.9%

Revenues

For the first quarter of fiscal 2018, revenues increased $2.7 million, or 3.3%, from $80.5 million in the first quarter of fiscal 2017 to $83.1 million in the first quarter of fiscal 2018. The growth in revenue was mainly driven by an 8.0% year over year increase in our Environmental Services segment revenues as the Company saw revenue growth in all services lines of business. Total revenue growth was partially offset by a 5.8% year over year decrease in revenues from our Oil Segment that was mainly driven by extended, unplanned downtime at our re-refinery and significantly lower charges to customers for used oil collection services.

Operating expenses

Operating costs

Operating costs increased $7.1 million, or 11.6%, from the first quarter of fiscal 2017 compared to the first quarter of fiscal 2018. The largest portion of this increase was due to an increase in disposal costs, increased costs in labor, and higher transportation costs. Higher expenses for disposal and transportation were, in part, due to extended downtime at our re-refinery and an outage at one of our main third-party disposal vendors. Higher labor costs were primarily due to additional resources to support our growth initiatives.

We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases; however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. Likewise, an increase in crude oil prices could cause an increase in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business segment, our operating costs could increase or decrease in the future depending on changes in the price for crude oil which could directly impact our used oil collection costs and processing costs at our re-refinery.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $1.3 million, or 10.7%, from the first quarter of fiscal 2017 to the first quarter of fiscal 2018. The decrease in expense was mainly driven by lower legal fees and lower expense for incentive compensation, partially offset by higher bad debt expense.

Other expense (income) - net

Other expense (income) - net was $0.4 million of expense for the first quarter of fiscal 2018 compared to income of $5.0 million for the first quarter of fiscal 2017. Other expense for the first quarter of fiscal 2018 was mainly driven by $0.3 million of site closure costs for a facility in Wilmington, DE. Other income for the first quarter of fiscal 2017 was mainly driven by a partial award of $5.1 million from the arbitration related to our acquisition of FCC Environmental in 2014.

Interest expense - net

Net interest expense for the first quarter of fiscal 2018 was $0.2 million compared to interest expense of $0.1 million in the first quarter of fiscal 2017.

Provision for income taxes

The Company's effective tax rate for the first quarter of fiscal 2018 was 81.1% compared to 36.7% in the first quarter of fiscal 2017. The rate difference is principally attributable to the differing treatment for financial reporting and income tax reporting of equity compensation.

Segment Information

The following table presents revenues by reportable segment:

	For the First Quarter Ended,		Change

(Thousands)	March 24, 2018	March 25, 2017	$	%
Revenues:
Environmental Services	$57,476	$53,216	$4,260	8.0%
Oil Business	25,671	27,237	(1,566)	(5.8)%
Total	$83,147	$80,453	$2,694	3.3%

In the first quarter of fiscal 2018, Environmental Services revenue increased by $4.3 million, or 8.0%, from $53.2 million in the first quarter of fiscal 2017 to $57.5 million in the first quarter of fiscal 2018. The increase in revenue came from all lines of business as the Company is seeing success in its growth initiatives.

In the first quarter of fiscal 2018, Oil Business revenues were down $1.6 million, or 5.8%, compared to the first quarter of fiscal 2017. The first quarter revenue decrease was mainly driven by extended, unplanned downtime at our re-refinery and significantly lower charges to customers for used oil collection services. During the first quarter of fiscal 2018, we produced base oil at a rate of 74.6% of the nameplate capacity of our re-refinery compared to 95.7% during the first quarter of fiscal of 2017.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by reportable segment before corporate SG&A expense:

	For the First Quarter Ended,		Change

(Thousands)	March 24, 2018	March 25, 2017	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$13,261	$14,950	$(1,689)	(11.3)%
Oil Business	(1,379)	932	(2,311)	(248.0)%
Total	$11,882	$15,882	$(4,000)	(25.2)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 9 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense decreased $1.7 million, or 11.3%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to higher disposal costs, the addition of sales and service resources, and higher transportation charges.

Oil Business (loss) income before corporate SG&A expense decreased $2.3 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 mainly due to higher costs for used oil feedstock, higher maintenance costs and lower production volume due to re-refinery downtime and higher cleanup costs due to site closure activities.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 24, 2018 and December 30, 2017, cash and cash equivalents were $37.6 million and $41.9 million, respectively.  Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

The Company's Credit Agreement as amended ("Credit Agreement"), provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under the revolving loan portion. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

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

The Credit Agreement contains customary terms and provisions (including representations, covenants, and conditions) for transactions of this type. Certain covenants, among other things, restrict the Company's and its subsidiaries' ability to incur indebtedness, grant liens, make investments and sell assets. The Credit Agreement contains customary events of default, covenants and representations and warranties. Financial covenants include:

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

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket.

As of March 24, 2018 and December 30, 2017, the Company was in compliance with all covenants under the Credit Agreement. As of March 24, 2018 and December 30, 2017, the Company had $1.2 million and $0.9 million of standby letters of credit issued, respectively, and $63.8 million and $64.1 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of March 24, 2018 and March 25, 2017 was 3.4% and 3.5%, respectively. As of March 24, 2018, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	For the First Quarter Ended,
(Thousands)	March 24, 2018	March 25, 2017
Net cash provided by (used in):
Operating activities	$(537)	$12,054
Investing activities	(3,513)	(3,293)
Financing activities	(282)	(34,483)
Net decrease in cash and cash equivalents	$(4,332)	$(25,722)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2018 and the first quarter of fiscal 2017 are summarized below:

Net Cash Provided by Operating Activities —

•
Earnings decrease — Our decrease in net income for the first quarter of fiscal 2018 negatively impacted our net cash provided by operating activities by $(4.9) million compared to the first quarter fiscal 2017.

•
Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $6.1 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 mainly due to a one-time receipt of $4.3 million related to a settlement agreement with the sellers of FCC Environmental in the first quarter of 2017.

•
Accounts Payable — The increase in accounts payable favorably affected cash flows from operating activities by $5.0 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The increase in accounts payable was mainly driven by an increase in higher transportation and disposal cost related charges during the quarter.

•
Inventory — In the first quarter of fiscal 2018, the increase in inventory unfavorably affected cash flows from operating activities by $(2.6) million compared to the first quarter of fiscal 2017 driven mainly by higher carrying value of inventory.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $3.6 million and $3.3 million for capital expenditures during the first quarter of fiscal 2018 and the first quarter of fiscal 2017, respectively. During the first quarter of fiscal 2018, we spent $0.8 million for capital improvements to the re-refinery, compared to $1.0 million on capital improvements at the re-refinery in the first quarter of fiscal 2017. Additionally, in the first quarter of fiscal 2018, we spent approximately $1.2 million for purchases of parts cleaning machines compared to $1.1 million in the first quarter of fiscal 2017. The remaining $1.6 million of capital expenditures in the first quarter of fiscal 2018 was for other items compared to approximately $1.2 million spent in the first quarter of fiscal 2017 for other items.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility.  Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first quarter of fiscal 2018 was $30.0 million, and the annual effective interest rate for the Credit Facility for the first quarter of fiscal 2018 was 3.4%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first quarter of fiscal 2018.

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

Changes in Internal Control Over Financial Reporting

On December 31, 2017, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a resulting material impact on our condensed consolidated financial statements, we did implement changes to our processes related to revenue recognition and the control activities associated within those changes.

There have been no other changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In October 2016, the United States Environmental Protection Agency (USEPA) issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act and regulations under the Clean Water Act (involving Spill Prevention, Control and Countermeasure plans). We have responded to the Notice and have provided USEPA with information in accordance with their request. We continue to have discussions with the USEPA regarding the issues included in the Notice. As a result of further communications regarding this matter, an estimated liability of an immaterial amount was recorded as of the end of fiscal 2017, and an additional immaterial amount was recorded during the first quarter of fiscal 2018.
In March 2017, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Cease and Desist Order (Order) related to the Company's activities to clean up and shutdown our facility located in Wilmington, DE which we acquired as part of our acquisition of FCC Environmental and International Petroleum Corporation. The Order required the Company to submit analytical and shipping documentation related to our clean-up activities as well as to submit to DNREC a plan on how the remaining material at the facility was to be sampled, tested, removed and disposed. We have responded to the Order and have provided DNREC with information in accordance with their request. As a result of further communications regarding this matter, we have reached an agreement in principle to settle the matter for an immaterial amount, which has been accrued as of March 24, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2018, in connection with the vesting of restricted stock awards held by certain employees, the Company purchased shares of its common stock from those employees for the sole purposes of satisfying the minimum tax withholding obligations upon the vesting of a portion of certain restricted stock awards granted to the employees by the Company. No shares were repurchased in the open market.

The following table shows the Company's stock repurchase activity during the three months ended March 24, 2018:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2018	17,519	$21.75	—	—
February 2018	7,539	$20.35	—	—
March 2018	21,234	$23.35	—	—
(a) Shares withheld for income tax liabilities.

ITEM 6.  EXHIBITS

10.1	First Amendment to the Credit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 3, 2018	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer