Form 10-Q
period 2018-06-16
Heritage-Crystal Clean, Inc.
filed 2018-07-26
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 16, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

On July 23, 2018, there were outstanding 23,048,501 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 16, 2018	December 30, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,831	$41,889
Accounts receivable - net	53,907	45,491
Inventory - net	26,931	21,639
Other current assets	5,040	5,895
Total Current Assets	127,709	114,914
Property, plant and equipment - net	131,555	128,119
Equipment at customers - net	23,851	23,312
Software and intangible assets - net	15,905	16,732
Goodwill	34,125	31,580
Total Assets	$333,145	$314,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$35,166	$25,568
Contract liabilities - net	208	—
Accrued salaries, wages, and benefits	4,181	6,386
Taxes payable	6,475	5,787
Other current liabilities	4,521	2,690
Total Current Liabilities	50,551	40,431
Long-term debt	28,884	28,744
Deferred income taxes	11,260	9,556
Total Liabilities	$90,695	$78,731

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,042,972 and 22,891,674 shares issued and outstanding at June 16, 2018 and December 30, 2017, respectively	$230	$229
Additional paid-in capital	194,774	193,640
Retained earnings	46,970	41,359
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	241,974	235,228
Noncontrolling interest	476	698
Total Equity	$242,450	$235,926
Total Liabilities and Stockholders' Equity	$333,145	$314,657

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 16, 2018	June 17, 2017	June 16, 2018	June 17, 2017

Revenues
Product revenues	$40,289	$31,832	$69,299	$58,812
Service revenues	60,014	54,550	114,151	108,023
Total revenues	$100,303	$86,382	$183,450	$166,835

Operating expenses
Operating costs	$76,272	$63,270	$144,658	$124,560
Selling, general, and administrative expenses	11,522	10,575	22,544	22,916
Depreciation and amortization	3,659	4,184	7,302	8,316
Other expense (income) - net	341	(3,027)	729	(8,033)
Operating income	8,509	11,380	8,217	19,076
Interest expense – net	240	412	486	499
Income before income taxes	8,269	10,968	7,731	18,577
Provision for income taxes	2,149	3,982	1,713	6,774
Net income	6,120	6,986	6,018	11,803
Income attributable to noncontrolling interest	121	52	139	105
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,999	$6,934	$5,879	$11,698

Net income per share: basic	$0.26	$0.31	$0.26	$0.52
Net income per share: diluted	$0.26	$0.30	$0.25	$0.51

Number of weighted average shares outstanding: basic	23,029	22,506	22,995	22,430
Number of weighted average shares outstanding: diluted	23,361	22,832	23,246	22,729

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926
Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net income	—	—	—	5,879	5,879	139	6,018
Distribution	—	—	—	—	—	(361)	(361)
Issuance of common stock – ESPP	9,641	—	204	—	204	—	204
Exercise of stock options	12,440	—	91	—	91	—	91
Share-based compensation	129,217	1	1,868	—	1,869	—	1,869
Share repurchases to satisfy tax withholding obligations	—	—	(1,029)	—	(1,029)	—	(1,029)
Balance at June 16, 2018	23,042,972	$230	$194,774	$46,970	$241,974	$476	$242,450

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For First Half Ended,
	June 16, 2018	June 17, 2017
Cash flows from Operating Activities:
Net income	$6,018	$11,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,302	8,316
Bad debt provision	352	(6)
Share-based compensation	1,869	1,348
Deferred taxes	1,704	6,506
Other, net	94	991
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,810)	3,184
(Increase) in inventory	(5,031)	(304)
Decrease (increase) in other current assets	854	(356)
Increase (decrease) in accounts payable	8,813	(1,771)
(Decrease) in accrued liabilities	(1,323)	(1,443)
Cash provided by operating activities	$12,842	$28,268

Cash flows from Investing Activities:
Capital expenditures	$(7,371)	$(6,333)
Business acquisitions, net of cash acquired	(4,505)	—
Proceeds from the disposal of assets	71	54
Cash used in investing activities	$(11,805)	$(6,279)

Cash flows from Financing Activities:
Payments on Term loan	$—	$(64,195)
Proceeds from new Term Loan	—	30,000
Proceeds under revolving credit facility	—	4,000
Payments of revolving credit facility	—	(4,000)
Proceeds from the exercise of stock options	91	2,357
Share repurchases to satisfy tax withholding obligations	(1,029)	(356)
Proceeds from the issuance of common stock	204	197
Payments of debt issuance costs	—	(1,050)
Distributions to noncontrolling interest	(361)	(310)
Cash used in financing activities	$(1,095)	$(33,357)
Net decrease in cash and cash equivalents	(58)	(11,368)
Cash and cash equivalents, beginning of period	41,889	36,610
Cash and cash equivalents, end of period	$41,831	$25,242

Supplemental disclosure of cash flow information:
Income taxes paid	$371	$208
Cash paid for interest	535	733
Supplemental disclosure of non-cash information:
Payables for construction in progress	$838	$514

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 16, 2018

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

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both segments operate in the United States and in Ontario, Canada.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes in these policies or their application with the exception of revenue recognition. See footnote 4 — Revenue for more information.

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
January 4, 2019
The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations. The Company anticipates that implementation of this standard will result in an increase to assets and an increase to liabilities. To date, certain personnel have attended technical training concerning this new lease accounting standard. The Company has engaged a third party to assist in implementing the standard and to provide a software solution to aid in accounting for leases.

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

Effective December 31, 2017, we adopted the requirements of Topic 606. The cumulative effects of the changes made to our statement of income and balance sheet were as follows:

	For the Period ended June 16, 2018			For the First Half ended June 16, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change	As Reported	Balances Without Adoption of Topic 606	Effect of Change
(thousands)			Higher/(Lower)			Higher/(Lower)
Statement of Income

Service revenues	$60,014	$59,985	$29	$114,151	$114,091	$60
Total revenues	100,303	100,274	29	183,450	183,390	60
Operating income	8,509	8,480	29	8,217	8,157	60
Income before income taxes	8,269	8,240	29	7,731	7,671	60
Provision for income taxes	2,149	2,141	8	1,713	1,700	13
Net income	6,120	6,099	21	6,018	5,971	47
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,999	$5,977	$22	$5,879	$5,831	$48

	June 16, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
(thousands)			Higher/(Lower)
Balance Sheet

Contract liabilities - net	$208	$—	$208
Total Current Liabilities	50,551	50,343	208
Deferred income taxes	11,260	11,247	13
Total Liabilities	90,695	90,474	221
Retained earnings	46,970	47,191	(221)
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	241,974	242,195	(221)
Total Equity	$242,450	$242,671	$(221)

(3)    BUSINESS COMBINATIONS

On May 3, 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding-Kansas City, LLC (collectively "PPI") pursuant to an Asset Purchase Agreement. The Company purchased the assets of PPI to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. The purchase price was set at $5.8 million subject to certain adjustments, including a working capital adjustment and a contingent consideration provision, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company initially paid $4.2 million of cash at closing. The results of PPI are consolidated into the Company’s Environmental Services segment.

On June 11, 2018, the Company purchased the assets of Hot Tank Supply Company of Fresno, California ("HTSC") pursuant to an Asset Purchase Agreement. The Company purchased the assets of HTSC to expand the Company’s market share in California. The purchase price was set at $0.7 million subject to certain adjustments, including a working capital adjustment and a deferred and contingent consideration provision, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company initially paid $0.3 million of cash at closing. The results of HTSC are consolidated into the Company’s Environmental Services segment.

The following table summarizes the preliminary estimated fair values of the assets acquired, net of cash acquired, related to each acquisition:

	As of June 16, 2018
(thousands)	PPI	HTSC

Accounts receivable	$909	$48
Inventory	259	3
Property, plant, & equipment	1,969	47
Equipment at customers	—	104
Intangible assets	528	100
Goodwill	2,172	377
Total purchase price, net of cash acquired	$5,837	$679
Less: to be placed into escrow	(187)	(49)
Less: deferred consideration	—	(225)
Less: contingent consideration	(1,450)	(100)
Net cash paid	$4,200	$305

(4) REVENUE

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. The Company measures progress toward complete satisfaction of a performance obligation satisfied over time using a cost-based input method. This method of measuring progress provides a faithful depiction of the transfer of goods or services because the costs incurred are expected to be substantially proportionate to the Company’s satisfaction of the performance obligation. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Topic 606, there were no judgments or estimates made that the Company deems significant.

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

The following table disaggregates our revenue by major lines:

	For the Second Quarter Ended, June 16, 2018			For the First Half Ended, June 16, 2018
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$41,513	$—	$41,513	$81,108	$—	$81,108
Vacuum Services & Wastewater Treatment	12,460	—	12,460	24,307	—	24,307
Antifreeze Business	4,003	—	4,003	7,462	—	7,462
Field Services	6,068	—	6,068	8,222	—	8,222
Environmental Services - Other	401	—	401	821	—	821
Re-refinery Product Sales	—	29,413	29,413	—	49,898	49,898
Oil Collection Services & RFO	—	5,096	5,096	—	9,113	9,113
Oil Filter Business	—	1,231	1,231	—	2,309	2,309
Revenues from Contracts with Customers	64,445	35,740	100,185	121,920	61,320	183,240
Other Revenue	—	118	118	—	210	210
Total Revenues	$64,445	$35,858	$100,303	$121,920	$61,530	$183,450

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	June 16, 2018	December 31, 2017
Contract assets	$71	$59
Contract liabilities	279	327
Contract liabilities - net	$208	$268

During the quarter ended June 16, 2018, the Company recognized $16 thousand of revenue that was included in the contract liabilities balance as of December 31, 2017. During the first two quarters ended June 16, 2018, the Company recognized $0.3 million of revenue that was included in the contract liabilities balance as of December 31, 2017. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(thousands)	June 16, 2018	December 30, 2017
Trade	$50,675	$43,301
Less: allowance for doubtful accounts	(1,826)	(1,881)
Trade - net	48,849	41,420
Related parties	2,045	1,906
Other	3,013	2,165
Total accounts receivable - net	$53,907	$45,491

The following table provides the changes in the Company’s allowance for doubtful accounts for the second quarter ended June 16, 2018, and the fiscal year ended December 30, 2017:

	For the Quarter Ended,	For the Fiscal Year Ended,
(thousands)	June 16, 2018	December 30, 2017
Balance at beginning of period	$1,881	$2,176
Provision for bad debts	352	402
Accounts written off, net of recoveries	(407)	(697)
Balance at end of period	$1,826	$1,881

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	June 16, 2018	December 30, 2017
Used oil and processed oil	$8,989	$5,788
Solvents and solutions	6,912	6,201
Drums and supplies	4,773	4,430
Machines	4,296	3,679
Other	2,255	1,936
Total inventory	27,225	22,034
Less: machine refurbishing reserve	(294)	(395)
Total inventory - net	$26,931	$21,639

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first half of fiscal 2018 or fiscal 2017.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	June 16, 2018	December 30, 2017
Machinery, vehicles, and equipment	$87,711	$85,427
Buildings and storage tanks	69,273	69,009
Land	9,552	9,562
Leasehold improvements	5,581	5,427
Construction in progress	13,787	9,378
Assets held for sale	53	53
Total property, plant and equipment	185,957	178,856
Less: accumulated depreciation	(54,402)	(50,737)
Property, plant and equipment - net	$131,555	$128,119

(thousands)	June 16, 2018	December 30, 2017
Equipment at customers	$70,770	$68,234
Less: accumulated depreciation	(46,919)	(44,922)
Equipment at customers - net	$23,851	$23,312

Depreciation expense for the second quarters ended June 16, 2018 and June 17, 2017 was $2.9 million and $3.4 million, respectively. Depreciation expense for the first half ended June 16, 2018 and June 17, 2017 was $5.9 million and $6.8 million, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table shows changes to our goodwill balances by segment from December 30, 2017, to June 16, 2018:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 31, 2016
Gross carrying amount	$3,952	$31,483	$35,435
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 31, 2016	$—	$31,483	$31,483
Measurement period adjustments	—	97	97
Goodwill at December 30, 2017
Gross carrying amount	3,952	31,580	35,532
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 30, 2017	$—	$31,580	$31,580
Acquisitions	—	2,545	2,545
Goodwill at June 16, 2018
Gross carrying amount	3,952	34,125	38,077
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at June 16, 2018	$—	$34,125	$34,125

The following is a summary of software and other intangible assets:

	June 16, 2018			December 30, 2017
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,694	$10,117	$13,577	$23,077	$9,027	$14,050
Software	4,724	4,006	718	4,724	3,899	825
Non-compete agreements	2,942	2,786	156	2,949	2,617	332
Patents, formulae, and licenses	1,769	672	1,097	1,769	642	1,127
Other	1,348	991	357	1,348	950	398
Total software and intangible assets	$34,477	$18,572	$15,905	$33,867	$17,135	$16,732

Amortization expense was $0.7 million for the second quarter ended June 16, 2018, and $0.8 million for second quarter ended June 17, 2017. Amortization expense was $1.4 million for the first half ended June 16, 2018, and $1.5 million for the first half ended June 17, 2017. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 10 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2018 and for fiscal years 2019, 2020, 2021, and 2022 is $1.6 million, $2.8 million, $2.6 million, $2.4 million, and $2.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	June 16, 2018	December 30, 2017
Accounts payable	$34,649	$25,540
Accounts payable - related parties	517	28
Total accounts payable	$35,166	$25,568

(10)    DEBT AND FINANCING ARRANGEMENTS

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Debt at June 16, 2018 and December 30, 2017 consisted of the following:

(thousands)	June 16, 2018	December 30, 2017
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	1,116	1,256
Debt less unamortized debt issuance costs	$28,884	$28,744

The Company recorded interest expense of $0.3 million on the term loan for the second quarter ended June 16, 2018, and $0.4 million for the second quarter ended June 17, 2017. During the first half of fiscal 2018, the Company recorded interest expense of $0.7 million on the term loan, and $0.9 million of interest on the term loan during the first half of fiscal 2017. In the first half of 2018, the Company also recorded $0.1 million of amortization of debt issuance costs. No interest was capitalized during the first half of fiscal 2018 or 2017.

The Company's weighted average interest rate for all debt as of June 16, 2018, and June 17, 2017 was 3.6% and 3.8%, respectively.

As of June 16, 2018 and December 30, 2017, the Company was in compliance with all covenants under its Credit Agreement. As of June 16, 2018 and December 30, 2017, the Company had $1.5 million and $0.9 million of standby letters of credit issued, respectively, and $63.5 million and $64.1 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at June 16, 2018 approximates fair value.

(11)    SEGMENT INFORMATION

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

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues. Both the Environmental Services and Oil Business segment operates in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the second quarters ended June 16, 2018, and June 17, 2017 were as follows:

Second Quarter Ended,
June 16, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$7,521	$32,768	$—	$40,289
Service revenues	56,924	3,090	—	60,014
Total revenues	$64,445	$35,858	$—	$100,303
Operating expenses
Operating costs	46,456	29,816	—	76,272
Operating depreciation and amortization	1,502	1,389	—	2,891
Profit before corporate selling, general, and administrative expenses	$16,487	$4,653	$—	$21,140
Selling, general, and administrative expenses			11,522	11,522
Depreciation and amortization from SG&A			768	768
Total selling, general, and administrative expenses			$12,290	$12,290
Other expense - net			341	341
Operating income				8,509
Interest expense – net			240	240
Income before income taxes				$8,269

Second Quarter Ended,
June 17, 2017
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$5,868	$25,964	$—	$31,832
Service revenues	49,225	5,325	—	54,550
Total revenues	$55,093	$31,289	$—	$86,382
Operating expenses
Operating costs	36,601	26,669	—	63,270
Operating depreciation and amortization	1,801	1,535	—	3,336
Profit before corporate selling, general, and administrative expenses	$16,691	$3,085	$—	$19,776
Selling, general, and administrative expenses			10,575	10,575
Depreciation and amortization from SG&A			848	848
Total selling, general, and administrative expenses			$11,423	$11,423
Other (income) - net			(3,027)	(3,027)
Operating income				11,380
Interest expense – net			412	412
Income before income taxes				$10,968

Segment results for the first half ended June 16, 2018, and June 17, 2017 were as follows:

First Half Ended,
June 16, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$13,964	$55,335	$—	$69,299
Service revenues	107,956	6,195	—	114,151
Total revenues	$121,920	$61,530	$—	$183,450
Operating expenses
Operating costs	89,181	55,477	—	144,658
Operating depreciation and amortization	2,992	2,777	—	5,769
Profit before corporate selling, general, and administrative expenses	$29,747	$3,276	$—	$33,023
Selling, general, and administrative expenses			22,544	22,544
Depreciation and amortization from SG&A			1,533	1,533
Total selling, general, and administrative expenses			$24,077	$24,077
Other expense - net			729	729
Operating income				8,217
Interest expense – net			486	486
Income before income taxes				$7,731

First Half Ended,
June 17, 2017
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Product revenues	$11,592	$47,220	$—	$58,812
Service revenues	96,716	11,307	—	108,023
Total revenues	$108,308	$58,527	$—	$166,835
Operating expenses
Operating costs	73,121	51,439	—	124,560
Operating depreciation and amortization	3,547	3,070	—	6,617
Profit before corporate selling, general, and administrative expenses	$31,640	$4,018	$—	$35,658
Selling, general, and administrative expenses			22,916	22,916
Depreciation and amortization from SG&A			1,699	1,699
Total selling, general, and administrative expenses			$24,615	$24,615
Other (income) - net			(8,033)	(8,033)
Operating income				19,076
Interest expense – net			499	499
Income before income taxes				$18,577

Total assets by segment as of June 16, 2018, and December 30, 2017 were as follows:

(thousands)	June 16, 2018	December 30, 2017
Total Assets:
Environmental Services	$142,331	$131,457
Oil Business	138,657	129,936
Unallocated Corporate Assets	52,157	53,264
Total	$333,145	$314,657

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

The Company has purchase obligations in the form of open purchase orders of $21.4 million as of June 16, 2018, and $15.6 million as of December 30, 2017, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 16, 2018 and December 30, 2017, the Company had accrued $4.6 million and $4.5 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

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

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2017. Therefore, the Company recorded a deferred tax liability related to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL") of $44.7 million, which will begin to expire in 2031. The unexpired balance of the NOL generated in 2011 is $6.3 million as of June 16, 2018. The Company recorded additional NOL during 2012 - 2015 of $13.0 million. The balance on the federal NOL’s generated from 2011 through 2015 at June 16, 2018 was $19.3 million, and the remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $4.8 million.

The Company's effective tax rate for the second quarter of fiscal 2018 was 26.0% compared to 36.3% in the second quarter of fiscal 2017. The Company’s effective rate for the first half of fiscal 2018 was 22.2% compared to 36.5% in the first half of fiscal 2017. The rate difference is principally attributable to the decrease in the federal corporate tax rate.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of June 16, 2018 and December 30, 2017. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(14)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 2,602,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan. As of June 16, 2018, the number of shares available for issuance under the Plan was 180,150 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 30, 2017	19,435	$7.33	1.23	$280
Exercised	(12,440)	7.33	—	—
Options outstanding at June 16, 2018	6,995	$7.33	0.77	$83

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Half Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	June 16, 2018	June 17, 2017	June 16, 2018	December 30, 2017
Members of Management	January, 2016	43,208	$48	$48	$53	$101
Members of Management	February, 2017	146,564	238	200	603	841
Chief Executive Officer	February, 2017	500,000	716	455	1,707	2,423
Board of Directors	April 2017	14,980	111	37	—	111
Members of Management	February, 2018	116,958	252	479	1,518	1,770
Special Incentive Grant	April, 2018	350,000	353	—	7,715	—
Board of Directors	May, 2018	13,800	44	—	241	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first half of fiscal 2018, the Company recorded approximately $0.7 million of compensation expense, which includes $0.2 million of expense from the recognition of an accelerated vesting, related to this award. In the future, the Company expects to recognize compensation expense of approximately $1.7 million over the remaining requisite service period, which ends January 31, 2021.

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

Provision for possible accelerated vesting of award

If the average closing price of the Company's common stock increases by the marginal levels set forth in the above vesting table for any consecutive 180 day period between the award date and final vesting date, Mr. Recatto shall become vested in 50% of the corresponding total percentage of restricted shares earned on the last day of the 180 day period. On March 14, 2018, the average closing price of the Company's common stock met the 25% marginal level and Mr. Recatto became fully vested in half of the 125,000 vested shares.

The following table summarizes the restricted stock activity for the first half ended June 16, 2018:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 30, 2017	685,999	$14.52
Granted	480,755	21.81
Vested	(149,710)	14.57
Nonvested shares outstanding at June 16, 2018	1,017,044	$18.20

Employee Stock Purchase Plan

As of June 16, 2018, the Company had reserved 140,385 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008. In the first half of fiscal 2018, employees purchased 9,641 shares of the Company’s common stock with a weighted average fair market value of $22.32 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters and the first half of fiscal 2018 and 2017, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Second Quarter Ended,		First Half Ended,
(thousands, except share amounts)	June 16, 2018	June 17, 2017	June 16, 2018	June 17, 2017
Net income	$6,120	$6,986	$6,018	$11,803
Less: Income attributable to noncontrolling interest	121	52	139	105
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$5,999	$6,934	$5,879	$11,698

Weighted average basic shares outstanding	23,029	22,506	22,995	22,430
Dilutive shares for share–based compensation plans	332	326	251	299
Weighted average diluted shares outstanding	23,361	22,832	23,246	22,729

Net income per share: basic	$0.26	$0.31	$0.26	$0.52
Net income per share: diluted	$0.26	$0.30	$0.25	$0.51

(16) OTHER EXPENSE (INCOME) - NET

Other expense of $0.7 million for the first half of fiscal 2018 primarily represents $0.5 million of site closure costs for a facility in Wilmington, DE. Other (income) for the first half of fiscal 2017 includes a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 1, 2018. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2017 filed with the SEC on March 1, 2018. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("second quarter" or "quarter") and twenty-four weeks (first "half") ended June 16, 2018 and June 17, 2017, respectively. "Fiscal 2017" represents the 52-week period ended December 30, 2017 and "Fiscal 2018" represents the 52-week period ending December 29, 2018.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services primarily to small and medium sized industrial customers as well as vehicle maintenance customers. We own and operate a used oil re-refinery, several wastewater treatment plants and multiple antifreeze recycling facilities. We believe we are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America.  Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens. We operate from a network of 89 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 66% of our total Company revenues for the first half of fiscal 2018. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 34% of our total Company revenues in the first half of fiscal 2018.

Our operating costs include the costs of the materials we use in our products and services, such as used oil collected from customers or purchased from third party collectors, solvent, and other chemicals. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Changes in the price of crude oil can impact operating costs indirectly as it may impact the price we pay for solvent or used oil, although we attempt to offset volatility in the oil markets by managing the spread between the costs we pay for our materials and the prices we charge for our products and services. Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, and the costs of operating our re-refinery, recycling centers, waste water treatment facilities, hubs, and branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general, and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before corporate SG&A expense as revenue less operating costs and depreciation and amortization from operations.

Our corporate selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management, billing, receivables management, accounting and finance, information technology, environmental health and safety, human resources and legal.

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

There were no material changes during the first half of fiscal 2018 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 with the exception of revenue recognition. See footnote 4 — Revenue for more information.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Second Quarter Ended,				For the First Half Ended,
(thousands)	June 16, 2018		June 17, 2017		June 16, 2018		June 17, 2017

Revenues
Product revenues	$40,289	40.2%	$31,832	36.9%	$69,299	37.8%	$58,812	35.3%
Service revenues	60,014	59.8%	54,550	63.1%	114,151	62.2%	108,023	64.7%
Total revenues	$100,303	100.0%	$86,382	100.0%	$183,450	100.0%	$166,835	100.0%
Operating expenses
Operating costs	$76,272	76.0%	$63,270	73.2%	$144,658	78.9%	$124,560	74.7%
Selling, general and administrative expenses	11,522	11.5%	10,575	12.2%	22,544	12.3%	22,916	13.7%
Depreciation and amortization	3,659	3.6%	4,184	4.8%	7,302	4.0%	8,316	5.0%
Other expense (income) - net	341	0.3%	(3,027)	(3.5)%	729	0.4%	(8,033)	(4.8)%
Operating income	8,509	8.5%	11,380	13.2%	8,217	4.5%	19,076	11.4%
Interest expense – net	240	0.2%	412	0.5%	486	0.3%	499	0.3%
Income before income taxes	8,269	8.2%	10,968	12.7%	7,731	4.2%	18,577	11.1%
Provision for income taxes	2,149	2.1%	3,982	4.6%	1,713	0.9%	6,774	4.1%
Net income	6,120	6.1%	6,986	8.1%	6,018	3.3%	11,803	7.1%
Income attributable to noncontrolling interest	121	0.1%	52	0.1%	139	0.1%	105	0.1%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,999	6.0%	$6,934	8.0%	$5,879	3.2%	$11,698	7.0%

Revenues

For the second quarter of fiscal 2018, revenues increased $13.9 million, or 16.1%, from $86.4 million in the second quarter of fiscal 2017 to $100.3 million in the second quarter of fiscal 2018. For the first half of fiscal 2018, revenues increased $16.6 million, or 10.0%, from $166.8 million in the first half of fiscal 2017 to $183.4 million. The growth in revenue was mainly driven by a 12.6% year over year increase in our Environmental Services segment revenues as the Company saw revenue growth in all services lines of business, along with 5.1% year over year growth in our Oil Business segment due to stronger base oil pricing and higher volumes of base oil gallons sold.

Operating expenses

Operating costs

Operating costs increased $13.0 million, or 20.6%, from the second quarter of fiscal 2017 compared to the second quarter of fiscal 2018. Operating costs increased $20.1 million, or 16.2%, from the first half of fiscal 2017 to the first half of fiscal 2018. The main drivers of the increase was due to an increase in disposal costs, an increase in used oil collection and processing costs, and increased costs in labor. Higher expenses for disposal, in part, due to an outage at one of our main third-party disposal vendors during the first quarter of fiscal 2018, along with higher disposal costs associated with a special project in our field services line of business during the second quarter of fiscal 2018. Higher labor costs were primarily due to additional resources to support our growth initiatives.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $0.9 million, or 9.0%, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018. Selling, general, and administrative expenses decreased $0.4 million, or 1.7%, from the first half of fiscal 2017 to the first half of fiscal 2018. The decrease in expense was mainly driven by lower legal and bank fees, partially offset by higher severance expense year over year.

Other expense (income) - net

Other expense (income) - net was $0.3 million of expense for the second quarter of fiscal 2018 compared to income of $3.0 million for the second quarter of fiscal 2017. Other income for the second quarter of fiscal 2017 was mainly driven by a gain of $3.6 million generated as a result of a settlement agreement related to our acquisition of FCC Environmental in 2014. Other (income) - net was $0.7 million of expense for the first half of fiscal 2018 compared to approximately $8.0 million of income for the first half of fiscal 2017. Other expense for the second quarter of fiscal 2018 was mainly driven by $0.5 million of site closure costs for a facility in Wilmington, DE. The first half of fiscal 2017 included a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration, and the aforementioned gain of $3.6 million received during the second quarter of fiscal 2017, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014.

Interest expense - net

Net interest expense for the second quarter of fiscal 2018 was $0.2 million compared to interest expense of $0.4 million in the second quarter of fiscal 2017. In both the first half of fiscal 2018 and fiscal 2017 we recorded net interest expense of $0.5 million.

Provision for income taxes

The Company's effective tax rate for the second quarter of fiscal 2018 was 26.0% compared to 36.3% in the second quarter of fiscal 2017. The Company’s effective rate for the first half of fiscal 2018 was 22.2% compared to 36.5% in the first half of fiscal 2017. The rate difference is principally attributable to the decrease in the federal corporate tax rate.

Segment Information

The following table presents revenues by reportable segment:

	For the Second Quarter Ended,		Change

(thousands)	June 16, 2018	June 17, 2017	$	%
Revenues:
Environmental Services	$64,445	$55,093	$9,352	17.0%
Oil Business	35,858	31,289	4,569	14.6%
Total	$100,303	$86,382	$13,921	16.1%

	For the First Half Ended,		Change

	June 16, 2018	June 17, 2017	$	%
Revenues:
Environmental Services	$121,920	$108,308	$13,612	12.6%
Oil Business	61,530	58,527	3,003	5.1%
Total	$183,450	$166,835	$16,615	10.0%

In the second quarter of fiscal 2018, Environmental Services revenue increased by $9.4 million, or 17.0%, from $55.1 million in the second quarter of fiscal 2017 to $64.4 million in the second quarter of fiscal 2018. The increase in revenue was driven by growth in all of our service lines with the strongest growth in field services. Our growth in field services was achieved in part due to one large project which contributed approximately $3.2 million in revenue during the second quarter of fiscal 2018. In the first half of fiscal 2018, Environmental Services revenues increased by $13.6 million, or 12.6%, from $108.3 million in the first half of fiscal 2017 to $121.9 million in the first half of fiscal 2018.

In the second quarter of fiscal 2018, Oil Business revenues were up $4.6 million, or 14.6%, compared to the second quarter of fiscal 2017. In the first half of fiscal 2018, Oil Business revenues increased $3.0 million, or 5.1%, compared to the first half of fiscal 2017. The increase in revenue was due to stronger base oil pricing and higher volumes of base oil gallons sold, due in part to record base oil production at our re-refinery during the second quarter of fiscal 2018. During the second quarter of fiscal 2018, we produced base oil at a rate of 105.2% of the nameplate capacity of our re-refinery compared to 93.9% during the second quarter of fiscal of 2017. During the second quarter of fiscal 2018, we sold approximately 10.7 million gallons of base oil compared to 9.8 million gallons during the second quarter of fiscal 2017.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by reportable segment before corporate SG&A expense:

	For the Second Quarter Ended,		Change

(thousands)	June 16, 2018	June 17, 2017	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$16,487	$16,691	$(204)	(1.2)%
Oil Business	4,653	3,085	1,568	50.8%
Total	$21,140	$19,776	$1,364	6.9%

	For the First Half Ended,		Change

	June 16, 2018	June 17, 2017	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$29,747	$31,640	$(1,893)	(6.0)%
Oil Business	3,276	4,018	(742)	(18.5)%
Total	$33,023	$35,658	$(2,635)	(7.4)%
*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense decreased $0.2 million, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Environmental Services profit before corporate SG&A expense decreased $1.9 million, or 6.0%, in the first half of fiscal 2018 compared to the first half of fiscal 2017. The decrease in profit before corporate SG&A is primarily due to higher disposal costs and the addition of sales and service resources during the first half of fiscal 2018 compared to fiscal 2017.

Oil Business profit before corporate SG&A expense increased $1.6 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 mainly due to higher revenues, along with improved catalyst utilization, labor and benefits, and maintenance cost as a result of record base oil production at our re-refinery. Oil Business profit before corporate SG&A expense decreased $0.7 million in the first half of fiscal 2018, compared to the first half of fiscal 2017 due mainly to the higher maintenance costs and lower production volume due to re-refinery downtime, and higher cleanup costs due to site closure activities experienced during the first quarter of fiscal 2018.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 16, 2018 and December 30, 2017, cash and cash equivalents were $41.8 million and $41.9 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

As of June 16, 2018 and December 30, 2017, the Company was in compliance with all covenants under the Credit Agreement. As of June 16, 2018 and December 30, 2017, the Company had $1.5 million and $0.9 million of standby letters of credit issued, respectively, and $63.5 million and $64.1 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of June 16, 2018 and June 17, 2017 was 3.6% and 3.8%, respectively. As of June 16, 2018, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	For the First Half Ended,
(thousands)	June 16, 2018	June 17, 2017
Net cash provided by (used in):
Operating activities	$12,842	$28,268
Investing activities	(11,805)	(6,279)
Financing activities	(1,095)	(33,357)
Net decrease in cash and cash equivalents	$(58)	$(11,368)

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2018 and the first half of fiscal 2017 are summarized below:

Net Cash Provided by Operating Activities —

•
Earnings decrease — Our decrease in net income for the first half of fiscal 2018 negatively impacted our net cash provided by operating activities by $5.8 million compared to the first half fiscal 2017.

•
Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $11.0 million in the first half of fiscal 2018 compared to the first half of fiscal 2017 mainly due to higher sales in the first half of fiscal 2018 compared to the first half of fiscal 2017, along with a one-time receipt of $4.3 million related to a settlement agreement with the sellers of FCC Environmental in the first quarter of 2017.

•
Accounts Payable — The increase in accounts payable favorably affected cash flows from operating activities by $10.6 million in the first half of fiscal 2018 compared to the first half of fiscal 2017. The increase in accounts payable was mainly driven by an increase in higher transportation and disposal cost related charges during the first half of fiscal 2018.

•
Inventory — In the first half of fiscal 2018, the increase in inventory unfavorably affected cash flows from operating activities by $4.7 million compared to the first half of fiscal 2017 driven mainly by higher carrying value of inventory.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $7.4 million and $6.3 million for capital expenditures during the first half of fiscal 2018 and the first half of fiscal 2017, respectively. During the first half of fiscal 2018 and the first half of fiscal 2017, we spent $2.6 million for capital improvements to the re-refinery. Additionally, in the first half of fiscal 2018, we spent approximately $2.5 million for purchases of parts cleaning machines compared to $2.2 million in the first half of fiscal 2017. The remaining $2.3 million of capital expenditures in the first half of fiscal 2018 was for other items compared to approximately $1.5 million spent in the first quarter of fiscal 2017 for other items.

•
Business acquisitions, net of cash acquired  — We used $4.5 million of cash outflows for the acquisitions of Products Plus, Inc. and AO Holding-Kansas City, LLC, and Hot Tank Supply Company during the second quarter of fiscal 2018. See footnote 3  — Business Combinations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility.  Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first half of fiscal 2018 was $30.0 million, and the annual effective interest rate for the Credit Facility for the first half of fiscal 2018 was 3.6%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first half of fiscal 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 16, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

No change since previous filing.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 26, 2018	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer