Form 10-Q
period 2018-09-08
Heritage-Crystal Clean, Inc.
filed 2018-10-17
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 8, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On October 15, 2018, there were outstanding 23,050,109 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 8, 2018	December 30, 2017
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,315	$41,889
Accounts receivable - net	51,051	45,491
Inventory - net	29,745	21,639
Other current assets	6,745	5,895
Total Current Assets	133,856	114,914
Property, plant and equipment - net	133,753	128,119
Equipment at customers - net	23,767	23,312
Software and intangible assets - net	15,211	16,732
Goodwill	34,125	31,580
Total Assets	$340,712	$314,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$31,411	$25,568
Contract liabilities - net	231	—
Accrued salaries, wages, and benefits	4,923	6,386
Taxes payable	6,679	5,787
Other current liabilities	4,783	2,690
Total Current Liabilities	48,027	40,431
Long-term debt	28,953	28,744
Deferred income taxes	13,554	9,556
Total Liabilities	$90,534	$78,731

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,050,109 and 22,891,674 shares issued and outstanding at September 8, 2018 and December 30, 2017, respectively	$231	$229
Additional paid-in capital	196,082	193,640
Retained earnings	53,315	41,359
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	249,628	235,228
Noncontrolling interest	550	698
Total Equity	$250,178	$235,926
Total Liabilities and Stockholders' Equity	$340,712	$314,657

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017

Revenues
Service revenues	$58,054	$54,048	$172,205	$162,071
Product revenues	41,620	29,283	110,918	88,095
Total revenues	$99,674	$83,331	$283,123	$250,166

Operating expenses
Operating costs	$76,045	$63,649	$220,702	$188,210
Selling, general, and administrative expenses	10,641	10,955	33,185	33,871
Depreciation and amortization	3,776	4,186	11,078	12,501
Other expense (income) - net	253	(3,078)	983	(11,112)
Operating income	8,959	7,619	17,175	26,696
Interest expense – net	256	276	742	775
Income before income taxes	8,703	7,343	16,433	25,921
Provision for income taxes	2,284	2,586	3,996	9,361
Net income	6,419	4,757	12,437	16,560
Income attributable to noncontrolling interest	74	53	213	158
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$6,345	$4,704	$12,224	$16,402

Net income per share: basic	$0.28	$0.21	$0.53	$0.73
Net income per share: diluted	$0.27	$0.20	$0.52	$0.72

Number of weighted average shares outstanding: basic	23,048	22,686	23,013	22,515
Number of weighted average shares outstanding: diluted	23,404	22,970	23,299	22,813

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926
Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net income	—	—	—	12,224	12,224	213	12,437
Distribution	—	—	—	—	—	(361)	(361)
Issuance of common stock – ESPP	15,170	—	311	—	311	—	311
Exercise of stock options	14,048	—	103	—	103	—	103
Share-based compensation	129,217	2	3,058	—	3,060	—	3,060
Share repurchases to satisfy tax withholding obligations	—	—	(1,030)	—	(1,030)	—	(1,030)
Balance at September 8, 2018	23,050,109	$231	$196,082	$53,315	$249,628	$550	$250,178

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Three Quarters Ended,
	September 8, 2018	September 9, 2017
Cash flows from Operating Activities:
Net income	$12,437	$16,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,078	12,501
Net (gain) on disposition of assets	—	(2,506)
Bad debt provision	177	105
Share-based compensation	3,060	1,962
Deferred taxes	3,998	8,904
Other, net	215	513
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,780)	1,534
Increase in inventory	(7,845)	(2,376)
Increase in other current assets	(851)	(739)
Increase (decrease) in accounts payable	5,670	(3,749)
Decrease in accrued liabilities	(157)	(336)
Cash provided by operating activities	$23,002	$32,373

Cash flows from Investing Activities:
Capital expenditures	$(12,874)	$(9,465)
Business acquisitions, net of cash acquired	(4,805)	—
Proceeds from the disposal of assets	80	4,129
Cash used in investing activities	$(17,599)	$(5,336)

Cash flows from Financing Activities:
Payments on Term loan	$—	$(64,195)
Proceeds from new Term Loan	—	30,000
Proceeds under revolving credit facility	—	4,000
Payments of revolving credit facility	—	(4,000)
Proceeds from the exercise of stock options	103	5,412
Share repurchases to satisfy tax withholding obligations	(1,030)	(354)
Proceeds from the issuance of common stock	311	303
Payments of debt issuance costs	—	(1,051)
Distributions to noncontrolling interest	(361)	(310)
Cash used in financing activities	$(977)	$(30,195)
Net increase (decrease) in cash and cash equivalents	4,426	(3,158)
Cash and cash equivalents, beginning of period	41,889	36,610
Cash and cash equivalents, end of period	$46,315	$33,452

Supplemental disclosure of cash flow information:
Income taxes paid	$371	$208
Cash paid for interest	846	970
Supplemental disclosure of non-cash information:
Payables for construction in progress	$526	$386
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 8, 2018

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

Recently Issued Accounting Pronouncements
Standard	Issuance Date	Description	Our Effective Date	Effect on the Financial Statements
ASU 2016-02 Leases (Topic 842), and subsequent updates	February 2016
This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early application of the amendments in this update is permitted for all entities.
December 30, 2018
The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations. The Company anticipates that implementation of this standard will result in an increase to assets and an increase to liabilities. To date, certain personnel have attended technical training concerning this new lease accounting standard. The Company has engaged a third party to assist in implementing the standard and to provide a software solution to aid in accounting for leases. Contract review and software configuration are currently underway in preparation for our adoption of the requirements of Topic 842. The Company is also continuing to evaluate transition considerations such as whether to elect practical expedients, use of hindsight, and comparative reporting periods.

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

Effective December 31, 2017, we adopted the requirements of Topic 606. The cumulative effects of the changes made to our statement of income and balance sheet were as follows:

	For the Third Quarter Ended, September 8, 2018			For the First Three Quarters Ended, September 8, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change	As Reported	Balances Without Adoption of Topic 606	Effect of Change
(thousands)			Higher/(Lower)			Higher/(Lower)
Statement of Income

Service revenues	$58,054	$58,077	$(23)	$172,205	$172,168	$37
Total revenues	99,674	99,697	(23)	283,123	283,086	37
Operating income	8,959	8,982	(23)	17,175	17,138	37
Income before income taxes	8,703	8,726	(23)	16,433	16,396	37
Provision for income taxes	2,284	2,290	(6)	3,996	3,987	9
Net income	6,419	6,436	(17)	12,437	12,409	28
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$6,345	$6,362	$(17)	$12,224	$12,196	$28

	September 8, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
(thousands)			Higher/(Lower)
Balance Sheet

Contract liabilities - net	$231	$—	$231
Total Current Liabilities	48,027	47,796	231
Deferred income taxes	13,554	13,545	9
Total Liabilities	90,534	90,294	240
Retained earnings	53,315	53,555	(240)
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	249,628	249,868	(240)
Total Equity	$250,178	$250,418	$(240)

(3)    BUSINESS COMBINATIONS

On May 3, 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding Company-Kansas City, LLC (collectively "PPI") pursuant to an Asset Purchase Agreement. The Company purchased the assets of PPI to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. The purchase price was set at $5.9 million subject to certain adjustments, including a working capital adjustment and a contingent consideration provision, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of contingent consideration, working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. The results of PPI are consolidated into the Company’s Environmental Services segment.

On June 11, 2018, the Company purchased the assets of Kurt Lanse d/b/a Hot Tank Supply Company ("HTSC") pursuant to an Asset Purchase Agreement. The Company purchased the assets of HTSC to expand the Company’s market share in California. The purchase price was set at $0.7 million subject to certain adjustments, including a working capital adjustment and a deferred and contingent consideration provision, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of contingent consideration, working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. The results of HTSC are consolidated into the Company’s Environmental Services segment.

The following table summarizes the preliminary estimated fair values of the assets acquired, net of cash acquired, related to each acquisition:

	As of September 8, 2018
(thousands)	PPI	HTSC

Accounts receivable	$909	$48
Inventory	259	3
Property, plant, & equipment	1,969	47
Equipment at customers	—	104
Intangible assets	528	100
Goodwill	2,172	377
Total purchase price, net of cash acquired	$5,837	$679
Less: working Capital adjustment	(62)	(2)
Less: deferred consideration	—	225
Less: contingent consideration	1,450	100
Net cash paid	$4,449	$356

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

The following table disaggregates our revenue by major lines:

	For the Third Quarter Ended, September 8, 2018			For the First Three Quarters Ended, September 8, 2018
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$40,767	$—	$40,767	$121,875	$—	$121,875
Vacuum Services & Wastewater Treatment	12,565	—	12,565	36,872	—	36,872
Antifreeze Business	4,531	—	4,531	11,993	—	11,993
Field Services	4,931	—	4,931	13,153	—	13,153
Environmental Services - Other	513	—	513	1,333	—	1,333
Re-refinery Product Sales	—	29,357	29,357	—	79,254	79,254
Oil Collection Services & RFO	—	5,941	5,941	—	15,054	15,054
Oil Filter Business	—	1,025	1,025	—	3,333	3,333
Revenues from Contracts with Customers	63,307	36,323	99,630	185,226	97,641	282,867
Other Revenue	—	44	44	—	256	256
Total Revenues	$63,307	$36,367	$99,674	$185,226	$97,897	$283,123

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	September 8, 2018	December 31, 2017
Contract assets	$58	$59
Contract liabilities	289	327
Contract liabilities - net	$231	$268

During the quarter ended September 8, 2018, the Company recognized zero revenue that was included in the contract liabilities balance as of December 31, 2017. During the first three quarters ended September 8, 2018, the Company recognized $0.3 million of revenue that was included in the contract liabilities balance as of December 31, 2017. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(thousands)	September 8, 2018	December 30, 2017
Trade	$50,000	$43,301
Less: allowance for doubtful accounts	1,494	1,881
Trade - net	48,506	41,420
Related parties	1,758	1,906
Other	787	2,165
Total accounts receivable - net	$51,051	$45,491

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 8, 2018, and the fiscal year ended December 30, 2017:

	For the First Three Quarters Ended,	For the Fiscal Year Ended,
(thousands)	September 8, 2018	December 30, 2017
Balance at beginning of period	$1,881	$2,176
Provision for bad debts	177	402
Accounts written off, net of recoveries	(564)	(697)
Balance at end of period	$1,494	$1,881

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	September 8, 2018	December 30, 2017
Used oil and processed oil	$10,436	$5,788
Solvents and solutions	7,534	6,201
Machines	5,244	3,679
Drums and supplies	4,734	4,430
Other	2,154	1,936
Total inventory	30,102	22,034
Less: machine refurbishing reserve	357	395
Total inventory - net	$29,745	$21,639

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first three quarters of fiscal 2018 or fiscal 2017.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	September 8, 2018	December 30, 2017
Machinery, vehicles, and equipment	$88,846	$85,427
Buildings and storage tanks	69,363	69,009
Land	9,553	9,562
Leasehold improvements	5,664	5,427
Construction in progress	16,689	9,378
Assets held for sale	45	53
Total property, plant and equipment	190,160	178,856
Less: accumulated depreciation	56,407	50,737
Property, plant and equipment - net	$133,753	$128,119

(thousands)	September 8, 2018	December 30, 2017
Equipment at customers	$71,695	$68,234
Less: accumulated depreciation	47,928	44,922
Equipment at customers - net	$23,767	$23,312

Depreciation expense for the third quarters ended September 8, 2018 and September 9, 2017 was $3.1 million and $3.4 million, respectively. Depreciation expense for the first three quarters ended September 8, 2018 and September 9, 2017 was $8.9 million and $10.2 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 31, 2016, to September 8, 2018:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 31, 2016
Gross carrying amount	$3,952	$31,483	$35,435
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 31, 2016	$—	$31,483	$31,483
Measurement period adjustments	—	97	97
Goodwill at December 30, 2017
Gross carrying amount	3,952	31,580	35,532
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 30, 2017	$—	$31,580	$31,580
Acquisitions	—	2,545	2,545
Goodwill at September 8, 2018
Gross carrying amount	3,952	34,125	38,077
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at September 8, 2018	$—	$34,125	$34,125

The following is a summary of software and other intangible assets:

	September 8, 2018			December 30, 2017
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,694	$10,688	$13,006	$23,077	$9,027	$14,050
Software	4,753	4,045	708	4,724	3,899	825
Non-compete agreements	2,942	2,862	80	2,949	2,617	332
Patents, formulae, and licenses	1,769	688	1,081	1,769	642	1,127
Other	1,348	1,012	336	1,348	950	398
Total software and intangible assets	$34,506	$19,295	$15,211	$33,867	$17,135	$16,732

Amortization expense was $0.7 million for the third quarter ended September 8, 2018, and $0.8 million for the third quarter ended September 9, 2017. Amortization expense was $2.2 million for the first three quarters ended September 8, 2018, and $2.3 million for the first three quarters ended September 9, 2017. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 9 years, 10 years, 15 years, 5 years, and 6 years, respectively.

The expected amortization expense for the remainder of fiscal 2018 and for fiscal years 2019, 2020, 2021, and 2022 is $0.9 million, $2.8 million, $2.6 million, $2.5 million, and $2.3 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	September 8, 2018	December 30, 2017
Accounts payable	$31,051	$25,540
Accounts payable - related parties	360	28
Total accounts payable	$31,411	$25,568

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

•
A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the total leverage ratio shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and thereafter will revert to 3.00 to 1.00; and

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Credit Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket.

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Debt at September 8, 2018 and December 30, 2017 consisted of the following:

(thousands)	September 8, 2018	December 30, 2017
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	1,047	1,256
Debt less unamortized debt issuance costs	$28,953	$28,744

The Company recorded interest expense of $0.4 million, of which $0.3 million is on our term loan, and $0.1 million which is amortization of debt issuance costs, for the third quarter ended September 8, 2018. The Company recorded interest expense of $0.3 million which was primarily on our term loan for the third quarter ended September 9, 2017. During the first three quarters of fiscal 2018, the Company recorded interest expense of $1.0 million, of which $0.8 million of interest expense is on our term loan, and $0.2 million which is amortization of debt issuance costs. During the first three quarters of fiscal 2017, the Company recorded $1.2 million of interest expense during the first three quarters of fiscal 2017. No interest was capitalized during the first three quarters of fiscal 2018 or 2017.

The Company's weighted average interest rate for all debt as of September 8, 2018, and September 9, 2017 was 3.8% and 3.6%, respectively.

As of September 8, 2018 and December 30, 2017, the Company was in compliance with all covenants under its Credit Agreement. As of September 8, 2018 and December 30, 2017, the Company had $1.5 million and $0.9 million of standby letters of credit issued, respectively, and $63.5 million and $64.1 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at September 8, 2018 approximates fair value.

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

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues. Both the Environmental Services and Oil Business segment operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the third quarters ended September 8, 2018, and September 9, 2017 were as follows:

Third Quarter Ended,
September 8, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$55,473	$2,581	$—	$58,054
Product revenues	7,834	33,786	—	41,620
Total revenues	$63,307	$36,367	$—	$99,674
Operating expenses
Operating costs	45,460	30,585	—	76,045
Operating depreciation and amortization	1,599	1,410	—	3,009
Profit before corporate selling, general, and administrative expenses	$16,248	$4,372	$—	$20,620
Selling, general, and administrative expenses			10,641	10,641
Depreciation and amortization from SG&A			767	767
Total selling, general, and administrative expenses			$11,408	$11,408
Other expense - net			253	253
Operating income				8,959
Interest expense – net			256	256
Income before income taxes				$8,703

Third Quarter Ended,
September 9, 2017
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$49,419	$4,629	$—	$54,048
Product revenues	5,623	23,660	—	29,283
Total revenues	$55,042	$28,289	$—	$83,331
Operating expenses
Operating costs	38,298	25,351	—	63,649
Operating depreciation and amortization	1,794	1,555	—	3,349
Profit before corporate selling, general, and administrative expenses	$14,950	$1,383	$—	$16,333
Selling, general, and administrative expenses			10,955	10,955
Depreciation and amortization from SG&A			837	837
Total selling, general, and administrative expenses			$11,792	$11,792
Other (income) - net			(3,078)	(3,078)
Operating income				7,619
Interest expense – net			276	276
Income before income taxes				$7,343

Segment results for the first three quarters ended September 8, 2018, and September 9, 2017 were as follows:

First Three Quarters Ended,
September 8, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$163,428	$8,777	$—	$172,205
Product revenues	21,798	89,120	—	110,918
Total revenues	$185,226	$97,897	$—	$283,123
Operating expenses
Operating costs	134,640	86,062	—	220,702
Operating depreciation and amortization	4,590	4,188	—	8,778
Profit before corporate selling, general, and administrative expenses	$45,996	$7,647	$—	$53,643
Selling, general, and administrative expenses			33,185	33,185
Depreciation and amortization from SG&A			2,300	2,300
Total selling, general, and administrative expenses			$35,485	$35,485
Other expense - net			983	983
Operating income				17,175
Interest expense – net			742	742
Income before income taxes				$16,433

First Three Quarters Ended,
September 9, 2017
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$146,135	$15,936	$—	$162,071
Product revenues	17,215	70,880	—	88,095
Total revenues	$163,350	$86,816	$—	$250,166
Operating expenses
Operating costs	111,419	76,791	—	188,210
Operating depreciation and amortization	5,341	4,624	—	9,965
Profit before corporate selling, general, and administrative expenses	$46,590	$5,401	$—	$51,991
Selling, general, and administrative expenses			33,871	33,871
Depreciation and amortization from SG&A			2,536	2,536
Total selling, general, and administrative expenses			$36,407	$36,407
Other (income) - net			(11,112)	(11,112)
Operating income				26,696
Interest expense – net			775	775
Income before income taxes				$25,921

Total assets by segment as of September 8, 2018, and December 30, 2017 were as follows:

(thousands)	September 8, 2018	December 30, 2017
Total Assets:
Environmental Services	$141,414	$131,457
Oil Business	141,250	129,936
Unallocated Corporate Assets	58,048	53,264
Total	$340,712	$314,657

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

The Company has purchase obligations in the form of open purchase orders of $24.1 million as of September 8, 2018, and $15.6 million as of December 30, 2017, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 8, 2018 and December 30, 2017, the Company had accrued $4.6 million and $4.5 million related to loss contingencies and other contingent liabilities, respectively.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC 740 Income Taxes in the reporting period in which the Tax Act was enacted. SAB 118 allows for a measurement period to finalize the impacts of the Tax Act, not to extend beyond one year from the date of enactment. As of September 8, 2018 the Company has not finalized its SAB 118 tax reform estimates.

The Internal Revenue Service has issued guidance with respect to the one time deemed income inclusion under IRC 965 and the Company has determined there was no income inclusion related to its controlled foreign corporation under IRC 965 for the year ended December 30, 2017.

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2017. Therefore, the Company recorded a deferred tax liability related to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL"). The balance on the federal NOL at September 8, 2018 was $12.6 million. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $3.4 million.

The Company's effective tax rate for the third quarter of fiscal 2018 was 26.2% compared to 35.2% in the third quarter of fiscal 2017. The Company’s effective rate for the first three quarters of fiscal 2018 was 24.3% compared to 36.1% in the first three quarters of fiscal 2017. The rate difference is principally attributable to the decrease in the federal corporate tax rate.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of September 8, 2018 and December 30, 2017. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(14)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 2,602,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan. As of September 8, 2018, the number of shares available for issuance under the Plan was 181,723 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 30, 2017	19,435	$7.33	1.23	$280
Exercised	(14,048)	7.33	—	—
Options outstanding at September 8, 2018	5,387	$7.33	0.54	$81

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

Pursuant to the Heritage-Crystal Clean, Inc. Omnibus Incentive Plan of 2008, on April 13, 2018, the Company granted 350,000 shares of restricted stock to certain members of Management as part of a Special Incentive Program. The number of shares granted may be increased up to 612,500 shares depending on the Company’s level of performance with regard to certain market conditions. Up to 612,500 shares will vest on April 13, 2022, depending on the satisfaction of certain service and market conditions.

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Three Quarters Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	September 8, 2018	September 9, 2017	September 8, 2018	December 30, 2017
Members of Management	January, 2016	43,208	$67	$72	$30	$101
Members of Management	February, 2017	146,564	318	307	507	841
Chief Executive Officer	February, 2017	500,000	921	737	1,502	2,423
Board of Directors	April, 2017	14,980	—	168	—	—
Members of Management	February, 2018	116,958	374	601	1,359	1,770
Special Incentive Grant	April, 2018	350,000	817	—	7,251	—
Board of Directors	May, 2018	13,800	197	—	88	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first three quarters of fiscal 2018, the Company recorded approximately $0.9 million of compensation expense, which includes $0.2 million of expense from the recognition of an accelerated vesting, related to this award. In the future, the Company expects to recognize compensation expense of approximately $1.5 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

The following table summarizes the restricted stock activity for the first three quarters ended September 8, 2018:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 30, 2017	685,999	$14.52
Granted	480,755	21.81
Vested	(149,710)	14.57
Forfeited	(3,181)	17.75
Nonvested shares outstanding at September 8, 2018	1,013,863	$18.20

Employee Stock Purchase Plan

As of September 8, 2018, the Company had reserved 134,856 shares of common stock available for purchase under the Employee Stock Purchase Plan of 2008. In the first three quarters of fiscal 2018, employees purchased 15,170 shares of the Company’s common stock with a weighted average fair market value of $21.61 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters and the first three quarters of fiscal 2018 and 2017, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Third Quarter Ended,		First Three Quarters Ended,
(thousands, except share amounts)	September 8, 2018	September 9, 2017	September 8, 2018	September 9, 2017
Net income	$6,419	$4,757	$12,437	$16,560
Less: income attributable to noncontrolling interest	74	53	213	158
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$6,345	$4,704	$12,224	$16,402

Weighted average basic shares outstanding	23,048	22,686	23,013	22,515
Dilutive shares for share–based compensation plans	356	284	286	298
Weighted average diluted shares outstanding	23,404	22,970	23,299	22,813

Net income per share: basic	$0.28	$0.21	$0.53	$0.73
Net income per share: diluted	$0.27	$0.20	$0.52	$0.72

(16)  OTHER EXPENSE (INCOME) - NET

Other expense of $1.0 million for the first three quarters of fiscal 2018 primarily consists of $0.7 million of site closure costs. Other (income) of $11.1 million for the first three quarters of fiscal 2017 includes a gain of $5.1 million received in the first quarter of fiscal 2017 as a partial award for an arbitration claim and a gain of $3.6 million received during the third quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014. Additionally, during third quarter of 2017, the Company recorded a gain of $3.1 million from having sold the Company's facility located in Pompano Beach, Florida.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 1, 2018. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2017 filed with the SEC on March 1, 2018. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("third quarter" or "quarter") and thirty-six weeks (first three quarters) ended September 8, 2018 and September 9, 2017, respectively. "Fiscal 2017" represents the 52-week period ended December 30, 2017 and "Fiscal 2018" represents the 52-week period ending December 29, 2018.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 65% of our total Company revenues for the first three quarters of fiscal 2018. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 35% of our total Company revenues in the first three quarters of fiscal 2018.

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

There were no material changes during the first three quarters of fiscal 2018 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 with the exception of revenue recognition. See footnote 4 — Revenue for more information.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Third Quarter Ended,				For the First Three Quarters Ended,
(thousands)	September 8, 2018		September 9, 2017		September 8, 2018		September 9, 2017

Revenues
Service revenues	$58,054	58.2%	$54,048	64.9%	$172,205	60.8%	$162,071	64.8%
Product revenues	41,620	41.8%	29,283	35.1%	110,918	39.2%	88,095	35.2%
Total revenues	$99,674	100.0%	$83,331	100.0%	$283,123	100.0%	$250,166	100.0%
Operating expenses
Operating costs	$76,045	76.3%	$63,649	76.4%	$220,702	78.0%	$188,210	75.2%
Selling, general and administrative expenses	10,641	10.7%	10,955	13.1%	33,185	11.7%	33,871	13.5%
Depreciation and amortization	3,776	3.8%	4,186	5.0%	11,078	3.9%	12,501	5.0%
Other expense (income) - net	253	0.3%	(3,078)	(3.7)%	983	0.3%	(11,112)	(4.4)%
Operating income	8,959	9.0%	7,619	9.1%	17,175	6.1%	26,696	10.7%
Interest expense – net	256	0.3%	276	0.3%	742	0.3%	775	0.3%
Income before income taxes	8,703	8.7%	7,343	8.8%	16,433	5.8%	25,921	10.4%
Provision for income taxes	2,284	2.3%	2,586	3.1%	3,996	1.4%	9,361	3.7%
Net income	6,419	6.4%	4,757	5.7%	12,437	4.4%	16,560	6.6%
Income attributable to noncontrolling interest	74	0.1%	53	0.1%	213	0.1%	158	0.1%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$6,345	6.4%	$4,704	5.6%	$12,224	4.3%	$16,402	6.6%

Revenues

For the third quarter of fiscal 2018, revenues increased $16.3 million, or 19.6%, from $83.3 million in the third quarter of fiscal 2017 to $99.7 million in the third quarter of fiscal 2018. The increase in revenue was driven by growth in all Environmental Services segment product and service lines of business, along with a 28.6% increase in revenue from our Oil Business segment. For the first three quarters of fiscal 2018, revenues increased $33.0 million, or 13.2%, from $250.2 million in the first three quarters of fiscal 2017 to $283.1 million. The growth in revenue was mainly driven by a 13.4% year over year increase in our Environmental Services segment and a 12.8% year over year increase in our Oil Business segment.

Operating expenses

Operating costs

Operating costs increased $12.4 million, or 19.5%, from the third quarter of fiscal 2017 compared to the third quarter of fiscal 2018. Operating costs increased $32.5 million, or 17.3%, from the first three quarters of fiscal 2017 to the first three quarters of fiscal 2018. The main drivers of the increase were increases in disposal costs, used oil collection and processing costs, transportation costs and labor costs. Higher expenses for disposal were due to an outage at one of our main third-party disposal vendors during the first quarter of fiscal 2018, along with higher disposal costs associated with a special project in our field services line of business during the second and third quarters of fiscal 2018. Higher labor costs were primarily due to additional resources to support revenue growth initiatives in our Environmental Services segment.

We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases; however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. Likewise, an increase in crude oil prices could cause an increase in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business segment, our operating costs could increase or decrease in the future depending on changes in the price for crude oil which could indirectly impact our used oil collection costs and processing costs at our re-refinery.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $0.3 million, or 2.9%, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018. Selling, general, and administrative expenses decreased $0.7 million, or 2.0%, from the first three quarters of fiscal 2017 to the first three quarters of fiscal 2018. The decrease in expense was mainly driven by lower severance and bank fees, partially offset by higher share-based compensation expense year over year.

Other expense (income) - net

Other expense (income) - net was $0.3 million of expense for the third quarter of fiscal 2018 compared to income of $3.1 million for the third quarter of fiscal 2017. Other income for the third quarter of fiscal 2017 was mainly driven by a gain of $3.1 million from having sold the Company's facility located in Pompano Beach, Florida.

Other expense (income) - net was $1.0 million of expense for the first three quarters of fiscal 2018 compared to approximately $11.1 million of income for the first three quarters of fiscal 2017. Other expense for the first three quarters of fiscal 2018 was mainly driven by $0.7 million of site closure costs for a facility in Wilmington, DE. The first three quarters of fiscal 2017 included a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration, and a gain of $3.6 million received during the third quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014, along with the aforementioned $3.1 million gain from the sale of the Company's Pompano Beach, Florida facility.

Interest expense - net

Net interest expense for the third quarters of fiscal 2018 and fiscal 2017 was $0.3 million. Net interest expense for the first three quarters of fiscal 2018 was $0.7 million compared to $0.8 million for the first three quarters of fiscal 2017.

Provision for income taxes

The Company's effective tax rate for the third quarter of fiscal 2018 was 26.2% compared to 35.2% in the third quarter of fiscal 2017. The Company’s effective rate for the first three quarters of fiscal 2018 was 24.3% compared to 36.1% in the first three quarters of fiscal 2017. The rate difference is principally attributable to the decrease in the federal corporate tax rate.

Segment Information

The following table presents revenues by reportable segment:

	For the Third Quarter Ended,		Change

(thousands)	September 8, 2018	September 9, 2017	$	%
Revenues:
Environmental Services	$63,307	$55,042	$8,265	15.0%
Oil Business	36,367	28,289	8,078	28.6%
Total	$99,674	$83,331	$16,343	19.6%

	For the First Three Quarters Ended,		Change

	September 8, 2018	September 9, 2017	$	%
Revenues:
Environmental Services	$185,226	$163,350	$21,876	13.4%
Oil Business	97,897	86,816	11,081	12.8%
Total	$283,123	$250,166	$32,957	13.2%

In the third quarter of fiscal 2018, Environmental Services revenue increased by $8.3 million, or 15.0%, from $55.0 million in the third quarter of fiscal 2017 to $63.3 million in the third quarter of fiscal 2018. The increase in revenue was driven by growth in all of our product and service lines with the strongest growth in our field services, containerized waste, and antifreeze businesses. Our growth in field services was achieved in part due to one large project, that commenced during the second quarter of fiscal 2018, which contributed approximately $2.0 million in revenue during the third quarter of fiscal 2018. In the first three quarters of fiscal 2018, Environmental Services revenues increased by $21.9 million, or 13.4%, from $163.4 million in the first three quarters of fiscal 2017 to $185.2 million in the first three quarters of fiscal 2018. Approximately $5.2 million, or 3.2%, of our increased revenue for the first three quarters of 2018 in our Environmental Services segment was attributed to the large field services project mentioned above.

In the third quarter of fiscal 2018, Oil Business revenues were up $8.1 million, or 28.6%, compared to the third quarter of fiscal 2017. In the first three quarters of fiscal 2018, Oil Business revenues increased $11.1 million, or 12.8%, compared to the first three quarters of fiscal 2017. The increase in revenue was primarily due to stronger base oil pricing and higher volumes of base oil gallons sold, due in part to strong base oil production at our re-refinery during the second and third quarters of fiscal 2018. During the third quarter of fiscal 2018, we produced 11.2 million gallons of base oil compared to 9.5 million gallons during the third quarter of fiscal of 2017. During the third quarter of fiscal 2018, we sold approximately 10.5 million gallons of base oil compared to 8.9 million gallons during the third quarter of fiscal 2017. For the first three quarters of 2018 we sold 29.3 million gallons of base oil compared to 28.2 million for the first three quarters of 2017.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	For the Third Quarter Ended,		Change

(thousands)	September 8, 2018	September 9, 2017	$	%

Profit before corporate SG&A*
Environmental Services	$16,248	$14,950	$1,298	8.7%
Oil Business	4,372	1,383	2,989	216.1%
Total	$20,620	$16,333	$4,287	26.2%

	For the First Three Quarters Ended,		Change
(thousands)
	September 8, 2018	September 9, 2017	$	%

Profit before corporate SG&A*
Environmental Services	$45,996	$46,590	$(594)	(1.3)%
Oil Business	7,647	5,401	2,246	41.6%
Total	$53,643	$51,991	$1,652	3.2%
*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $1.3 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The $1.3 million increase was mainly driven by higher revenue, partially offset by higher disposal and disposal related transportation costs. Environmental Services profit before corporate SG&A expense decreased $0.6 million, or 1.3%, in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. The decrease in profit before corporate SG&A is primarily due to higher disposal and disposal freight costs and the addition of sales and service resources partially offset by the increase in revenue for the first three quarters of fiscal 2018 compared to fiscal 2017.

Oil Business profit before corporate SG&A expense increased $3.0 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Oil Business profit before corporate SG&A expense increased $2.2 million in the first three quarters of fiscal 2018, compared to the first three quarters of fiscal 2017. The improvement of profit before corporate SG&A expense was mainly due to higher revenues as a result of higher product prices, improved oil collection route efficiency, and lower maintenance cost due to a shutdown occurring during the third quarter of fiscal 2017 with no shutdown during the third quarter of fiscal 2018.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 8, 2018 and December 30, 2017, cash and cash equivalents were $46.3 million and $41.9 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

•
A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the total leverage ratio shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and thereafter will revert to 3.00 to 1.00;

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket.

As of September 8, 2018 and December 30, 2017, the Company was in compliance with all covenants under the Credit Agreement. As of September 8, 2018 and December 30, 2017, the Company had $1.5 million and $0.9 million of standby letters of credit issued, respectively, and $63.5 million and $64.1 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of September 8, 2018 and September 9, 2017 was 3.8% and 3.6%, respectively. As of September 8, 2018, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	For the First Three Quarters Ended,
(thousands)	September 8, 2018	September 9, 2017
Net cash provided by (used in):
Operating activities	$23,002	$32,373
Investing activities	(17,599)	(5,336)
Financing activities	(977)	(30,195)
Net increase (decrease) in cash and cash equivalents	$4,426	$(3,158)

The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2018 and the first three quarters of fiscal 2017 are summarized below:

Net Cash Provided by Operating Activities —

•
Earnings — Our decrease in net income for the first three quarters of fiscal 2018 negatively impacted our net cash provided by operating activities by $4.1 million compared to the first three quarters fiscal 2017.

•
Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $6.3 million in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017 mainly due to higher sales in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017, along with a one-time receipt of $4.3 million related to a settlement agreement with the sellers of FCC Environmental in the first quarter of 2017.

•
Accounts Payable — The increase in accounts payable favorably affected cash flows from operating activities by $9.4 million in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. The increase in accounts payable was mainly driven by an increase in higher transportation and disposal cost related charges during the first three quarters of fiscal 2018.

•
Inventory — In the first three quarters of fiscal 2018, the increase in inventory unfavorably affected cash flows from operating activities by $5.5 million compared to the first three quarters of fiscal 2017 driven mainly by higher carrying value of inventory.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $12.9 million and $9.5 million for capital expenditures during the first three quarters of fiscal 2018 and the first three quarters of fiscal 2017, respectively. During the first three quarters of fiscal 2018 and the first three quarters of fiscal 2017, we spent $4.9 million for capital improvements to the re-refinery. Additionally, in the first three quarters of fiscal 2018, we spent approximately $3.5 million for purchases of parts cleaning machines compared to $3.1 million in the first three quarters of fiscal 2017. The remaining $4.5 million of capital expenditures in the first three quarters of fiscal 2018 included $2.0 million of IT related projects and $2.5 million on other various items compared to approximately $2.4 million spent in the first three quarters of fiscal 2017 for other items.

•
Business acquisitions, net of cash acquired  — We used $4.8 million of cash outflows for the acquisitions of Products Plus, Inc. and AO Holding-Kansas City, LLC, and Hot Tank Supply Company in fiscal 2018. See footnote 3  — Business Combinations. We did not make any acquisitions during the first three quarters of fiscal 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first three quarters of fiscal 2018 was $30.0 million, and the annual effective interest rate for the Credit Facility for the first three quarters of fiscal 2018 was 3.8%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first three quarters of fiscal 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 8, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In February 2016 the Company received an information request from the U.S. EPA ("EPA") regarding the operation of our Indianapolis, Indiana re-refinery in relation to our Clean Air Act permit for the facility. During 2016 we responded fully to the EPA's information request. On April 7, 2017 we received a notice of violation and finding of violation of the Clean Air Act related to our operation of the re-refinery. We continue to cooperate with the EPA in order to address the notice and finding of violation. No liability was accrued as of the end the third quarter of fiscal 2018 related to this situation.
In October 2016, the United States Environmental Protection Agency (“USEPA”) issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act (“EPCRA”) and regulations under the Clean Water Act (involving Spill Prevention, Control and Countermeasure plans). We have reached a settlement with USEPA involving the alleged EPCRA violations for an immaterial amount. We expect the settlement to be executed by the end of 2018. We are also providing USEPA additional information it has requested with regard to the alleged Clean Water Act matter and expect to have this matter resolved by the end of 2018.
In March 2017, the Delaware Department of Natural Resources and Environmental Control (DNREC) issued a Cease and Desist Order (Order) related to the Company's activities at our facility located in Wilmington, DE (“Facility”) which we acquired as part of our acquisition of FCC Environmental and International Petroleum Corporation . We satisfied the terms of the Order and signed a settlement agreement with DNREC in the third quarter which includes a $350,000 payment to settle the Order and all known disputes occurring on or before March 23, 2018 at the Facility. We fully accrued the cost of the above payment prior to the third quarter of fiscal 2018.
The Company is currently defending a putative class action lawsuit, Adelphia, Inc. d/b/a/ Village Auto and Dan’s One Stop Shop, LLC v. Heritage-Crystal Clean, Inc. and Heritage-Crystal Clean, LLC, Case No. 15-L-386, in the Circuit Court for the Sixteenth Judicial Circuit in Kane County, Illinois, alleging that the Company charged fees in violation of both its contracts and applicable state laws. The case involves claims brought under the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., as well as claims for breach of contract and unjust enrichment. The case has been brought as a putative class action on behalf of all customers of HCC who entered into a written contract and have paid a fuel surcharge from 2005 to present. The Circuit Court granted Plaintiffs’ request for class certification on August 28, 2018. We have petitioned the Illinois Court of Appeals for an interlocutory appeal of this order. As of September 9, 2018, no liability was accrued related to this lawsuit.
On August 2, 2018, we received a request for information from the Indiana Department of Environmental Management (“IDEM”) seeking information related to the past and present use of our site located in Franklin, IN. We are cooperating with IDEM by providing the requested information.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 18, 2018	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer