Form 10-K
period 2018-12-29
Heritage-Crystal Clean, Inc.
filed 2019-03-06
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Yes ☐ No ☒

On June 15, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $276.6 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On March 1, 2019, there were outstanding 23,118,007 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, LLC (herein collectively referred to as “we,” “us,” “our,” "HCC" or “the Company”) is a wholly owned subsidiary of Heritage-Crystal Clean, Inc. (herein referred to as "HCCI"). HCC provides full-service parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, field services, and owns and operates a used oil re-refinery. We believe that we are the second largest provider of full-service parts cleaning, hazardous and non-hazardous waste services and used oil collection services to small and mid-sized customers in both the industrial and vehicle maintenance sectors in North America, and we are the second largest used oil re-refiner by capacity in North America. We operate our business through our Environmental Services and Oil Business segments.

Environmental Services Segment

Our Environmental Services segment consists of our full-service parts cleaning, containerized waste management, vacuum truck, antifreeze, and field services. These services allow our customers to outsource their handling and disposal of parts cleaning solvents as well as other hazardous and non-hazardous waste. Many of these substances are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs both to the service provider and to the generator. We allow our customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management and its related administrative burdens.

We have adopted innovative approaches in our Environmental Services segment to minimize the regulatory burdens for our customers and have made “ease of use” of our services and products a priority. Our company has pioneered a program whereby our customers' used parts cleaning solvent may be excluded from the U.S. Environmental Protection Agency's ("EPA") definition of hazardous waste. These two programs not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers’ locations. This can allow the customer to achieve a lower “generator status” with the EPA and thereby reduce their overall regulatory burden, including reduced reporting obligations and inspections.

Our focus on providing ease of use for our customers is also part of our containerized waste management, vacuum services, antifreeze services, and field services offerings. As part of our containerized waste and vacuum service programs, we assist our customers in identifying and characterizing their regulated wastes as well as providing the proper labeling and shipping documentation for their regulated materials. Our antifreeze recycling service offers our customers a fully-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product which allows them to further their sustainability goals. Similarly, our field services allow our customers to focus on their core business activities while we manage non-core activities such as tank cleanings and spill clean-up.

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

Industry

We operate within markets for industrial and hazardous waste services in the U.S. and a portion of Ontario, Canada. Specifically, we focus on the parts cleaning, containerized waste management, used oil collection and re-refining, vacuum truck services, antifreeze recycling, and field services areas of the industrial and hazardous waste services markets mainly for small to mid-sized establishments. These establishments have a need to remove grease and dirt from machine and engine parts and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops, and trucking firms, as well as small manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil, waste paint, or antifreeze that generally cannot be legally discarded as municipal trash or poured down standard drains.

Environmental Services Segment

Parts cleaning machines and the related cleaning chemicals and solutions are used by operators and maintenance personnel in industrial plants and technicians in automotive service locations to clean dirty machine parts. Through use, the cleaning chemicals and solutions become contaminated with oil and sediment and must be replaced regularly. This replacement of used cleaning chemicals and solutions is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down drains. Vehicle maintenance facilities as well as small to medium sized industrial businesses generate other regulated materials which may not be legally disposed of in the municipal trash or poured down drains, such as used oil, waste paint, antifreeze, used oil filters, discarded fluorescent light tubes, spent batteries, etc. Because the management of these wastes is subject to changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records, and ensure compliance with environmental laws. Large businesses, which generate substantial volumes of industrial and hazardous wastes, may find it more efficient to employ highly trained employees to manage these wastes. Small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments and typically prefer to outsource these services to providers that can assist them in their disposal of used cleaning chemicals and solutions as well as other wastes subject to environmental regulations.

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

Since fiscal 2012, we have produced and sold lubricating base oil from our re-refinery. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the many products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as Chevron, ExxonMobil, and Motiva produce a significant share of the total U.S. base oil output. These refiners who produce base oil from crude oil, typically set the market price for base oil and re-refiners such as HCC, who produce base oil from used oil, are price takers. Some of the major refining companies use base oil to produce their own branded lubricant products and also sell some of their produced material to other firms that focus on the blending and packaging of lubricants. The market price of base oil is primarily driven by the market price of crude oil feedstock and the balance between the supply and demand for base oil.

As of December 29, 2018, we operated 12 oil processing operations. Certain locations remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). The RFO we produce is sold to industrial burners and used oil processors, such as Vacuum Gas Oil ("VGO") producers and used oil re-refiners, or sold as a blend or cutter stock. We also operate four commercial wastewater treatment operations that service our Environmental Services segment. These facilities allow us to remove oil from wastewater, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO.

The Crystal Clean Solution

Through our network of 89 branches, as of December 29, 2018, we provided parts cleaning, used oil collection, industrial waste removal, vacuum services, antifreeze recycling services, and field services to over 90,000 active customer locations.

Environmental Services Segment

During fiscal 2018, we performed more than 615,000 environmental services, of which over 305,000 were parts cleaning services. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for approximately 66% of our revenues for fiscal 2018 and are generated primarily from providing parts cleaning services, industrial waste removal, and vacuum services for our clients.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store used oil they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a strong need for timely used oil service. We have designed our services to deliver regularly-scheduled pickups, as well as the capability to respond to unscheduled requests on short notice. The used oil we collect is either transported to our used oil re-refinery or processed into RFO. When we re-refine or recycle their used oil, we are able to provide our customers with the satisfaction that their used oil is re-refined into high quality lubricants, using the approach cited as preferred by the EPA, or recycled by being used in the production of RFO.

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil, collected from our customers or purchased from other oil collection service providers, into lubricating base oil that we sell to firms who then blend, package, and market finished lubricants. The nameplate capacity is 75 million gallons of annual input of used oil feedstock including the impact of periodic shutdowns to perform routine maintenance. In fiscal 2018, we collected over 64 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for approximately 34% of our total revenues in fiscal 2018.

Services

Across our full range of services, we focus on reducing our customers' burdens associated with their generation of hazardous and non-hazardous wastes. Many of these wastes are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and the generator. Many customers are familiar with “Superfund liability” and the possibility that they will be required to pay for future cleanups if their waste is mismanaged in a way that leads to environmental damage. Our services allow customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management. A majority of our customers use a combination of our parts cleaning, waste management, and/or used oil collection services which are offered at most of our branches.

Environmental Services Segment

In our full-service parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil, grease, and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains either a petroleum or aqueous-based solvent in a reservoir. The customer activates a pump that circulates the cleaning solvent through a nozzle where it is used to enable our customers to remove contaminants from their parts. The solvent can be reused until the contamination level is too high to allow for proper cleaning and requires replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent, while at the same time cleaning and inspecting the parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe there are still quite a few parts cleaning services performed in the U.S. which are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for mineral spirits parts cleaning and our aqueous parts cleaning program) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help certain customers to achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Very Small Quantity Generator ("VSQG"). For our customers, maintaining a VSQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer a wide variety of different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided or sold machines directly from us, we also offer parts cleaning services for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and aqueous chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

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

In a majority of our branch locations, we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment needing removal. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient removal of the material. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. We currently offer vacuum truck service at 60 of our branches. We believe we have the opportunity to grow this business by adding vacuum truck service to almost all of our remaining branches. We operate four commercial wastewater treatment facilities that allow us to remove oil from wastewater , treat the wastewater, and discharge it according to the standards in the applicable discharge permits.

Through our antifreeze recycling service, we offer customers a legally-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product. We offer responsive, on-time scheduled or on-demand collection and transportation of used antifreeze to our six antifreeze recycling facilities, where it is recycled into high quality clean antifreeze. We then sell a variety of formulations of this antifreeze to our vehicle maintenance customers.

We also offer a variety of field services to assist customers with on-site equipment cleaning and the removal and proper management of various types of waste. Typical projects include lab pack services, soil remediation services, the cleaning of above ground storage tanks, sumps, separators, ship-to-shore fluid transfers, and other environmental remediation services. We typically serve as a contractor and engage contract labor or outsourced labor to provide our field services.

Oil Business Segment

As of the end of fiscal year 2018, we offered bulk used oil collection services in 81 of our branch locations. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks. These volumes are handled more efficiently via bulk tank trucks, such as the type we utilize, where we pump the customer's material into our tank truck for proper handling. We transfer a majority of the used oil we collect to our re-refinery to be recycled into lubricating base oil. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels, and some of which is sold to used oil processors such as VGO producers and used oil re-refiners and some of it is sold for use as blend or cutter stock. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services and used oil collection services in the U.S., and a leading provider of containerized waste and antifreeze recycling services to small and medium sized customers. From our base of 89 branch locations, we employ an organized and disciplined approach to increasing our market share by taking advantage of the following competitive strengths:
Excellent Customer Service. Since our founding, we have followed a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to revenue growth and new business development. In order to achieve this revenue growth, our personnel understand that they must retain existing business, which is best achieved by providing a very high level of customer service which can lead to cross-selling opportunities and referrals to new prospects. During fiscal 2018, approximately 97% of our Environmental Services revenues were generated from customers that we also served during fiscal 2017.

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

Large Branch Network. We have spent over nineteen years building and developing a large network of branches that has enabled us to rapidly grow our environmental services and used oil collection services efficiently and cost effectively. Our investments in this network help us to rapidly open new branches and cross sell products and services through existing branches.

Large and Highly Diverse Customer Base. Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a wide range of industrial businesses (such as manufacturing, transportation and distribution) and vehicle service. This diversification helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of approximately 90,000 active customer locations. In fiscal 2018, our largest single customer in our Environmental Services segment represented 1.3% of our consolidated revenues, and our largest ten customers represented approximately 4.7% of our consolidated revenues. In the Oil Business segment, revenues from our largest single customer accounted for 6.1% of our consolidated revenues for fiscal 2018, and our largest ten customers represented 19.7% of our consolidated revenues for fiscal 2018.

Experience in Re-Refining Technology. Our management team has substantial experience in the development and operation of used oil re-refineries and is able to design and construct re-refining capacity for a comparatively low capital cost due to this experience. In 2012, we began operating our re-refinery which had an original nameplate capacity of 50 million gallons of used oil. We were able to construct the original re-refining capacity for approximately $54 million, or approximately $1 per gallon of capacity. In 2015, we completed the re-refinery expansion from 50 million to 75 million gallons of annual capacity for approximately $1 of capital cost per gallon of annual capacity. We believe other re-refineries recently constructed in the United States have had a capital cost of substantially more than $1 per gallon of capacity.

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

•
Non-hazardous Program for Parts Cleaning. In our non-hazardous program for parts cleaning, we provide our customers with a solvent that is not included in the EPA's definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use. Because of the reduced solvent flammability, as long as the customer does not add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in the program is classified as hazardous waste by the EPA, and as a result can be managed as non-hazardous waste. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers. The recycling process removes oil, water, and other impurities, resulting in solvent suitable to be re-used by our customers for parts cleaning. At the same time, this process minimizes the burdensome hazardous waste regulations faced by our customers and allows us to minimize our virgin solvent purchases. Our solvent recycling system located in Indianapolis, Indiana is capable of recycling up to six million gallons per year of used solvent generated by customers participating in our non-hazardous program. This provides adequate capacity in excess of our current requirements.

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

Experienced Management Team. Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. As of December 29, 2018, our senior managers had on average more than 25 years of industry experience and our middle managers have on average more than 15 years of industry experience.

Growth Strategies

We intend to grow by providing environmental solutions that meet the needs of our customers. We have several different strategies to accomplish this which include:

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

Expanded Service Offerings. Of our 89 branches, all branches currently offer parts cleaning and containerized waste management services, 81 offer used oil collection services, and 60 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our used oil collection and vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion. We currently operate from 89 branch locations that offer all or portions of our service menu to customers in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets.

Branch Locations
Re-refinery
States Served
Ontario, Canada Service Area

Selectively Pursue Acquisition Opportunities. Our management team has significant experience in identifying and integrating acquisition targets. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2016, we acquired the assets of Phoenix Environmental Services, Inc. and Recycled Engine Coolant, Inc. in order to expand our operations into the Pacific Northwest and to increase our used antifreeze recycling capabilities, respectively. In fiscal 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding Company-Kansas City, LLC to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. We also purchased the assets of a small business based in Fresno, CA focused primarily on providing parts cleaning related services during 2018. In January 2019, we purchased the assets of the antifreeze collection and recycling business of GlyEco, Inc. to both increase our route density in our current service area and further expand our antifreeze business in other areas. On February 1, 2019, we completed the acquisition of certain assets of W. S. Supplies, Inc., a subsidiary of Merrill’s Inc. W.S. Supplies, Inc., which provided chemical sales and service to auto dealerships and auto body-shops in Iowa, Nebraska, Minnesota, Missouri and South Dakota to expand geographically while potentially providing new services and products for this market. As the markets for some of our services mature, we will increasingly consider making acquisitions which are adjacent to the businesses we currently operate in. Specifically, we will explore opportunities to leverage our core strengths which include our branch network and our customer relationships. Our growth plan is not dependent on acquisitions, but we will continue to pursue acquisitions that leverage our established infrastructure.

Sales and Marketing

Our mission and culture emphasize sales and service excellence and entrepreneurship, and our sales philosophy starts with the principle of “sales through service.” We assign a territory to each of our Sales & Service Representatives ("SSRs"), and require and encourage them to grow their business on their routes by delivering excellent service to existing customers. This helps our SSRs retain business, sell more services to satisfied customers, and obtain valued referrals to potential new customers. In addition to the efforts of our SSRs, we employ a branch manager at each of our branches, and we also employ branch sales managers at approximately two-thirds of our branches, all of whom have dedicated sales territories and responsibilities.

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol) and used antifreeze, and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group, Fred Fehsenfeld and the Fehsenfeld family trusts, which collectively beneficially owned 31.5% of our common stock as of December 29, 2018, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. We have used their hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

We operate four commercial waste water treatment facilities. These facilities allow us to remove oil from wastewater, treat the waste water, and then discharge it according to the standards in the applicable discharge permits. These facilities allow us the flexibility to dispose of our oily water and vacuum services waste water collected from certain branches internally as well as accepting wastewater from our customers directly at most of these facilities.

Competition

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen (a wholly-owned subsidiary of Clean Harbors, Inc.), has held substantial market share in the full-service parts cleaning industry for the last five decades and has developed significant market share in used oil collection and containerized waste management. We believe that Safety-Kleen has greater financial and other resources and greater name recognition than us. We estimate that in the full-service portion of the parts cleaning market, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor.

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

Seasonality

Our operations may be affected by seasonal fluctuations due to weather cycles influencing the timing of customers' need for products and services. Typically during the first quarter and the end of the fourth quarter of each year there is less demand for most of our products and services due to the lower levels of activities by our customers as a result of the cold weather, particularly in the Northern and Midwestern regions of the United States. This lower level of activity also results in lower volumes of used oil generated for collection by us in the first quarter. In the winter months there is less construction activity, which reduces demand for certain re-refinery products. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year. However, we generally experience the opposite seasonality impact (higher levels of activity in the first quarter and end of the fourth quarter) in our antifreeze business.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking, and management of customer services, billing, and collections. This system has been used as an integral part of our business operations since 2003. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Mobile devices are used by our employees in the field to access customer service information, capture substantially all service transactions and certain inventory movements. Statistics are gathered and reported on a daily and weekly basis. These capabilities provide timely, automated data measurement and control for service activities to accelerate response to market and operational change.

Employees

As of December 29, 2018, we employed 1,270 full time and 68 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.

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

We are subject to federal and state regulations governing hazardous and solid wastes. The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing hazardous waste generation, treatment, transportation, storage, and disposal. Under RCRA, the EPA has established comprehensive “cradle-to-grave” regulations for the management of a wide range of materials identified as hazardous or solid waste. The regulations impose technical and operating requirements that must be met by facilities that generate, store, treat, transport, and dispose of these wastes. A number of states have regulatory programs governing the operations and permitting of hazardous and solid waste facilities. In addition, some states classify some wastes as hazardous that are not regulated under RCRA. Accordingly, we must comply with the state requirements for handling state regulated wastes.

On June 30th, 2018 the EPA implemented an e-Manifest system for the capture of manifest documents electronically.  This functionality included full electronic manifests, scanned image upload, scanned image plus document data, and mailing of physical manifests to the EPA for processing.  The EPA assesses a different fee depending on which of the above approaches is used.  Functionality for paper/electronic hybrid documents, and transporter/broker features have not been made available by the EPA.  Expectations are this functionality will become available in the first half of 2019. EPA development may be materially impacted by the December 2018 government shutdown.

Disposal partners utilized by the Company are at various stages of implementation of the available features with partners passing their costs incurred to the Company. The Company has mailed physical manifests it terminates to the EPA for state regulated wastes which require manifesting. Once the EPA enables the broker and transporter functionality, this should enable intermediaries like the Company to implement more direct e-Manifest features into it its handling and systems. The Company intends to pass along the direct costs imposed by the EPA, or indirectly from disposal partners, to its customers. As partners and the Company are able to implement costs saving measures provided by e-Manifesting, regulatory costs which are currently passed on to customers could be reduced.

Our branch and distribution hub operations are governed by 10-day transfer requirements and do not typically require a hazardous waste facility permit. Under RCRA, states are delegated to implement the regulatory programs through state regulations, and we obtain appropriate permits in those states with regulations more stringent than the federal EPA.

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

In August 1997, the South Coast Air Quality Management District in California (the “SCAQMD”), enacted Rule 1171, which prohibits the use of certain types of solvents that we currently sell for parts cleaning operations. In the areas of California affected by this or similar regulations (including Los Angeles, San Francisco, and Sacramento), aqueous parts cleaning is the primary substitute. We currently have three branches located in California, one in Los Angeles, Fresno and Oakland. Although other states have not passed regulations similar to Rule 1171, we cannot predict if or when other state and/or local governments will promulgate similar regulations which may restrict or prevent the use of solvent for parts cleaning. Pending air regulation laws in the northeastern United States may restrict, or possibly eliminate, the use of our typical parts washer solvent in cold parts cleaners. Due to the size of the states in the northeastern U.S. and the transport of pollutants over state boundaries, the Ozone Transport Commission ("OTC") develops overarching air pollution programs for member states to adopt. While there has been some delay in implementation of the regulations throughout the northeastern OTC states, additional regulations limiting the use of certain solvents and other ozone forming chemicals are expected to begin going into effect within the next five years. The OTC states include twelve states in the far northeastern U.S. as well as the District of Columbia. Among the OTC states, Maryland and Delaware have initiated development of rules to limit the use of ozone pollution forming compounds.

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

Governmental authorities have the power to enforce compliance with these and other regulations, and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain governmental requirements.

Available Information

We maintain a website at the following Internet address: http://www.crystal-clean.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. The public can obtain copies of these materials by accessing the SEC's website at http://www.sec.gov. Our guidelines on corporate governance, the charters for our Board Committees, and our code of ethics are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.
Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who was an executive officer of Heritage-Crystal Clean as of December 29, 2018.

Name	Age	Position

Brian Recatto	54	President, Chief Executive Officer, and Director

John Lucks	65	Senior Vice President of Sales and Marketing

Mark DeVita	50	Chief Financial Officer

Ellie Bruce	54	Vice President of Business Management and Marketing

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

John Lucks
Senior Vice President of Sales and Marketing

Mr. Lucks has been our Senior Vice President of Sales and Marketing since 2012. Before that, Mr. Lucks served as our Vice President of Sales and Marketing from 2010, and prior to that as our Vice President of Sales from 2000 to 2010. From 1988 to 1997, Mr. Lucks served as the Vice President of Industrial Marketing and Business Management of Safety-Kleen, where he was in charge of and oversaw a $300 million revenue business unit. Mr. Lucks also led the development of several lines of business, in particular the industrial parts cleaning and drum waste business which became the largest segment of Safety-Kleen. Mr. Lucks has over 30 years of experience in the industrial and hazardous waste services industry.

Mark DeVita
Chief Financial Officer

Mr. DeVita has been our Chief Financial Officer since 2012. He served as Vice President, Business Management in 2011. Mr. DeVita has been with the Company since 2000 and has served in a variety of roles related to business management, finance, and acquisitions. He took the lead in developing multi-million dollar lines of business for the Company. Mr. DeVita has over 20 years of experience in the industrial and hazardous waste services industry. Mr. DeVita earned his Bachelor of Science in Accountancy with honors from the University of Illinois and his MBA from Northern Illinois University. Mr. DeVita earned his CPA and worked in public accounting for four years.

Ellie Bruce
Vice President Business Management and Marketing

Ms. Bruce became Vice President Business Management and Marketing in 2016. Prior to this, Ms. Bruce was Vice President of Sales from 2012 to 2015. She has also served as Vice President Oil from 2010 to 2015. She served as Chief Accounting Officer from June of 2007 to 2012 and has been with the Company since March 2006. She began her career in the used oil collection and re-refining business in 1988 when she joined Safety-Kleen, working at the oil re-refinery in Breslau, Canada and served in a number of positions, including Controller of Safety-Kleen Canada Inc., where she was responsible for the accounting and business management for all of the branch lines of business.

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

The price at which we sell oil-based products in our Oil Business segment, such as re-refined base oil, hydrotreated fuel, VTAE, and RFO is affected by changes in certain oil indices, such as the price for crude oil. If the relevant oil indices rise or fall, we can typically expect a corresponding increase or decrease in prices for the oil products we sell to reflect the change in the relevant oil indices. However, there may be a lag between the time an oil index increases or decreases and the time when we are able to increase or decrease the price of the oil products we sell. The costs to collect used oil, including the amounts we must pay or charge to obtain used oil and the fuel costs of our oil collection fleet, generally increases or decreases when the relevant index increases or decreases. As with the prices for the oil products we sell there may be a time lag between when an oil index increases or decreases and when we are able to adjust the amounts we pay or charge to obtain used oil. Even though the prices we can charge for the oil products we sell and the costs to collect and re-refine used oil generally correlate, they do not always increase or decrease by the same magnitude, and we cannot assure you that any increased costs we experience can be passed through to the prices we charge for the oil products we sell or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. Because of the competitive nature of the oil collection industry, we may not be able to adjust the amounts we pay or charge for used oil in a timely manner or to fully compensate for decreases in the prices for the oil products we sell which could materially and negatively impact our operating results and profitability. Any increases in our costs to collect used oil could adversely affect the profitability of our Oil Business segment.

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

In addition, a significant portion of our inventory consists of new and used solvents and oil products. Volatility in the price of crude oil has impacted the value of this inventory in the past and can significantly impact the value of this inventory in the future. Further, because we apply a first-in first-out accounting method, volatility in oil prices and solvent can significantly impact our operating margins. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected. If we do not increase how much we charge to generators to acquire their used oil as quickly as the price for our oil products decline, the profitability of our Oil Business segment would be negatively impacted.

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

●
Balance of Base Lube Oil Demand vs Supply - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our re-refinery. If the capacity for base lube oil production (i.e. supply) exceeds the demand for base lube oil then it is likely that there will be downward pressure on the price of base lube oil. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil.

●
Logistics - Operating at capacity depends on our ability to efficiently transport used oil to our re-refinery and to transport base lube oil and related products out of our re-refinery as well as on our access to adequate storage facilities for raw materials and products. Our ability to transport used oil and oil products efficiently is dependent on the third parties we utilize to help us execute these activities.

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

Our continued growth depends on our ability to recruit, train and retain sales and service personnel and we also depend on the service of key individuals, the loss of whom could materially harm our business.

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

In addition, our operations and growth strategy rely on the expansion of our business through the creation and growth of new and existing branches. In order for us to create and grow new and existing branches properly, we must continually recruit and train a pool of hardworking and motivated branch manager and sales and service representatives, or SSRs, to develop new customer leads as well as support our existing customer base. If we are not able to retain and recruit a sufficient number of branch managers and SSRs, or if we experience an increase in the turnover of existing branch managers and SSRs, we may not be able to support the continued growth of our business, which could have a material adverse impact on our financial performance.

We may not be able to service our customers and operate our business in an adequately safe manner.

In the operation of our facilities and in servicing our customers, our employees are exposed to potential hazards. If we are not able to provide a safe environment for our employees and properly train them to identify, avoid, report, and help rectify unsafe conditions, this may lead to an excessive number of recordable incidents, lost work time, etc. An excessive number of recordable incidents and lost work time can lead to excessive expense and a poor safety rating which could prevent us from achieving our profitability goals. A poor safety rating could potentially eliminate us from being able to service certain customers and further limit our chances of meeting our profitability goals.

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

Our operations are subject to extensive federal, state, and local laws and regulations relating to the protection of the environment which, among other things:

●	regulate the collection, sale, transportation, handling, processing, and disposal of the hazardous and non-hazardous wastes that we collect from our customers;

●	regulate the treatment and processing of waste material that we collect from our customers and the discharge of treated material;

●	impose liability on persons involved in generating, handling, processing, transporting, or disposing hazardous materials; and

●	impose joint and several liability for the remediation and clean-up of environmental contamination.

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

CERCLA and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them to the facilities. As a potentially responsible party, we may be liable under CERCLA for substantial investigation and cleanup costs even if we operate our business properly and comply with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and cleanup, even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if we were able to identify who the other responsible parties might be, we may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources. Our facilities and the facilities of our customers and third party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. It is also possible that government officials responsible for enforcing environmental laws may view an environmental liability as more significant than we then currently estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address potential environmental liabilities.

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

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through five hubs that service our 89 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

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

Similarly, if current environmental laws were changed so as to ban the use of mineral spirits in parts cleaning, we may be forced to discontinue offering mineral spirits-based parts cleaning services. This could lead to a write-down in the value of our inventory of mineral spirits, mineral spirits drums, and our parts cleaning machines (both at our sites and customer locations) designed to utilize mineral spirits, as well as our mineral spirits distillation equipment.

One of the products produced from our re-refining process is Vacuum Tower Asphalt Extender ("VTAE"). VTAE is sold for use as an ingredient in asphalt used in the construction of roadways. State Departments of Transportation may regulate the characteristics of materials that are used as ingredients in roadway asphalt. A small number of states have banned the use of VTAE as an ingredient in asphalt used on roadways. We believe, when used in the proper proportion, the VTAE produced at our re-refinery can be used in a paving asphalt formulation that meets all relevant performance standards. Regulatory restrictions on the use of VTAE have negatively impacted the marketability of this product and the profitability of our oil business.

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

Because we rely on our extended network of 89 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

Our results of operations and financial condition have been and could in the future be materially adversely impacted by an economic downturn.

The overall levels of demand for our products and services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products or services they purchase from us in the future. We may have accounts receivable from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. In past economic downturns, demand from our services has declined as our customers’ reduced their costs which in turn reduced their demand for our services. During 2016, we felt the impact of a downturn in economic activity for businesses in, and doing business with, the oil industry due to the continued decline in the price of crude oil. Such downturns in the oil industry negatively impact the operating results of our Environmental Services segment.

In addition, adverse economic and financial market conditions may cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for amounts owed to them or reducing the maximum amount of trade credit available to us. Such changes could adversely affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we could be adversely affected.

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

In the past many of our competitors announced plans to enter the used oil re-refining or base oil production business or expand their existing used oil re-refining or base oil producing businesses by adding additional capacity. If the price of crude oil and the price for re-refined oil products increases, competitors may again consider these plans. The additional competition may make it harder for us to sell our re-refined base lube oil. In addition, extra competition in the collection of used oil feedstock may require us to pay more for our used oil or prevent us from collecting enough feedstock to operate the used oil re-refinery at capacity.

Consolidation and/or declines in the U.S. vehicle repair and U.S. manufacturing industries could cause us to experience lower sales volumes which could materially affect our growth and financial performance.

Our business relies on continued demand for our parts cleaning and waste management services in the U.S. vehicle repair and U.S. manufacturing industries, which may suffer from declining market size and number of locations, due in part to the uncertainty of economic conditions, international competition, and consolidation in U.S. markets. Industry trends affecting our customers have caused our customers' businesses to contract. Additional decline could reduce the demand for our parts cleaning and other services and products and have a material adverse impact on our business. As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult. Also, the increase in the percentage of electric vehicles in use in the U.S. could negatively impact the demand for several of our services since we believe electric vehicles create less demand for our services compared to gasoline or diesel powered vehicles.

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

In the operation of our business, we supply a large amount of virgin solvent and parts cleaning equipment to our customers. We do not maintain extensive inventories for most of these products. If we become unable to obtain, or experience delays in the transportation of adequate supplies and components in a timely and/or cost-effective manner, we may be unable to provide sufficient quantities of our services and products to our customers, which could have a material adverse effect on our financial condition and results of operations.

We are dependent on third parties for the disposal of most of our customers’ non-used oil, and non-wastewater waste streams. We and our third party transporters ship waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators, and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors. If our current disposal vendors or subcontractors cannot perform up to our standards, our reputation with our customers could be damaged, and we may be required to replace these vendors. Although we believe there are a number of potential replacement disposal vendors and subcontractors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of our customers’ waste streams by disposal vendors or subcontractors could expose both us and our customers to liability. Any failure by disposal vendors or subcontractors to properly collect, transport, handle or dispose of our customers’ waste streams, or any insolvency or business closure of disposal vendors or subcontractors, could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition, or results of operations.

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

We rely upon our experience and technological innovation and other trade secrets to develop and maintain our competitive position. We also rely, to a significant extent, on trade secrets, confidentiality agreements, and other contractual provisions to protect our proprietary technology, and such agreements may not adequately protect us. Our competitors could gain knowledge of our know-how or trade secrets, either directly or through one or more of our employees or other third parties. Although we do not regard any single trade secret or component of our proprietary expertise to be material to our operations as a whole, if one or more of our competitors were to use or independently develop such expertise or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

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

We are required to provide financial assurance that funds will be available, if needed, to cover various environmental, insurance and other obligations. The costs of these obligations could be material. We typically have several options to demonstrate satisfactory financial assurance requirements, including letters of credit, surety bonds, trust funds, and a financial net worth test. The financial assurance instrument is provided for the benefit of the insurance underwriter, permitting authority, or other entity and is not available for use at our discretion. The amount of financial assurance required varies based on the specific obligations it is designed to satisfy and it may change based on the requesting parties assessment of risk related to each obligation. The cost of financial assurance instruments is difficult to accurately predict and depends on many factors, some of which are outside of our control, including the availability of instruments in the marketplace, the amount and form of financial assurance required by a state, our creditworthiness and our operating history. General economic factors, including developments within the insurance industry, may adversely affect the cost of our current financial assurance instruments and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. In the event the cost of financial assurance instruments we are required to provide increases, or if we are otherwise unable to obtain sufficient coverage, our business, financial condition, or results of operations could be materially adversely affected. Our ability to continue conducting our industrial waste management operations could be adversely affected if we should become unable to obtain sufficient insurance and/or financial assurance to meet our business and regulatory requirements in the future.

Climate change legislation or regulations restricting emissions of “Greenhouse Gases” could result in increased operating costs and reduced demand for our services.

In 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to monitor emissions and to reduce emissions of GHGs associated with our operations.

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

We may be unable to manage our growth.

Our growth to date has placed and may continue to place significant strain on our management and operational and financial resources. We anticipate that continued growth will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and operational personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate, and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

We carry inventory of used solvents generated by customers participating in our product reuse program for parts cleaning.

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2018 and prior years, we may not be able to do so in future years.

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

We have been, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of exposure to hazardous chemicals that are a part of the solvents that we provide. In addition, the hazards and risks associated with the use, transport, storage, handling, and disposal of our customers' waste by us and our customers (such as fires, natural disasters, explosions, and accidents) and our customers' improper or negligent use or misuse of aqueous parts cleaning equipment to heat our aqueous cleaning solution, or solvent to clean parts may also expose us to personal injury claims, property damage claims, and/or products liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for significant personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our business.

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

As of December 29, 2018, we had $30.0 million outstanding under the Credit Agreement in the form of Term A Loans. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets. The Credit Agreement contains various requirements and covenants, including one that requires us to maintain a specified total leverage ratio. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the Credit Agreement. Our level of debt and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage. Our debt level may adversely affect our future performance, because, among other things:

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

Our capital requirements in the future will depend on many factors, including, but not limited to:

•     acceptance of and demand for, and pricing of our products and services;

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

The trading price of shares of our common stock may fluctuate substantially. In particular, it is possible that our operating results may be below the expectations of public market analysts and investors, and, as a result, the price of our common stock may decline. These fluctuations could cause you to lose part or all of your investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

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

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of December 29, 2018, our directors and executive officers, and stockholders affiliated with our directors and executive officers, beneficially owned 35.7% of our common stock. In addition, under a participation rights agreement between us and The Heritage Group, an affiliate of our Chairman Fred Fehsenfeld ("Heritage"), Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

As of December 29, 2018, Heritage, the Fehsenfeld family trusts and Mr. Fehsenfeld, who are all affiliates of each other (collectively, the “Heritage Stockholders”), collectively beneficially own over 31.5% of our common stock. As a result, the Heritage Stockholders have significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant matters and their interests may not align with the interest of other stockholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any other businesses that we decide to acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. However, such changes may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission ("SEC"), NASDAQ, or other regulatory authorities.

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

Re-refinery, recycling and waste processing operations. As of December 29, 2018 we owned and operated a used oil re-refinery in Indianapolis, IN, with an annual nameplate capacity of approximately 75 million gallons of used oil feedstock and we owned and operated a solvent recycling facility at the same site which has an annual capacity of approximately six million gallons. We operated twelve oil processing facilities, of which four perform waste water treatment and one performs oil filter processing. Our wastewater treatment operations have the capacity to process approximately 105 million gallons per year. We owned the properties where eleven of our oil processing operations are located, including our waste water treatment operations and one of our used oil filter processing operations. We leased the remaining oil processing facility with a term of year to year tenancy. In addition, we operated six antifreeze recycling centers, of which two facilities are owned and four facilities are leased.

Hubs. We operated five distribution hubs. One in Indianapolis, IN; Shreveport, LA; Philadelphia, PA; Atlanta, GA; and Kansas City, KS. All of our hubs are leased with terms ranging two to ten years. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future shipment to our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Containers of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. These containers are staged and loaded back into trailers for reshipment to third-party recyclers, incinerators, landfills, and waste-to-energy facilities.

Branches. We operated 89 branches that vary in size and serve customer locations in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. We owned 10 branch facilities, and the remaining 79 are leased with terms ranging from month-to-month to up to twelve years.

ITEM 3.  LEGAL PROCEEDINGS

In February 2016 the Company received an information request from the U.S. EPA ("EPA") regarding the operation of our Indianapolis, Indiana re-refinery in relation to our Clean Air Act permit for the facility. During 2016 we responded fully to the EPA's information request. On April 7, 2017 we received a notice of violation and finding of violation of the Clean Air Act related to our operation of the re-refinery. We continue to cooperate with the EPA in order to address the notice and finding of violation. As of the end of December 29, 2018, no liability was accrued related to this situation.
In October 2016, the EPA issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act (“EPCRA”) and regulations under the Clean Water Act (involving Spill Prevention, Control and Countermeasure plans). We have reached a settlement with USEPA involving the alleged EPCRA violations for an immaterial amount. We expect the settlement to be executed by the first half of fiscal 2019. We are also providing USEPA additional information it has requested with regard to the alleged Clean Water Act matter and expect to have this matter resolved by the end of 2019.
The Company is currently defending a putative class action lawsuit, Adelphia, Inc. d/b/a/ Village Auto and Dan’s One Stop Shop, LLC v. Heritage-Crystal Clean, Inc. and Heritage-Crystal Clean, LLC, Case No. 15-L-386, in the Circuit Court for the Sixteenth Judicial Circuit in Kane County, Illinois, alleging that the Company charged fees in violation of both its contracts and applicable state laws. The case involves claims brought under the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., as well as claims for breach of contract and unjust enrichment. The case has been brought as a putative class action on behalf of all customers of HCC who entered into a written contract and have paid a fuel surcharge from 2005 to present. The Circuit Court granted Plaintiffs’ request for class certification on August 28, 2018. We have petitioned the Illinois Court of Appeals for an interlocutory appeal of this order. It was granted and we are proceeding with the appellant process. As of December 29, 2018, no liability was accrued related to this lawsuit.
On August 2, 2018, we received a request for information from the Indiana Department of Environmental Management (“IDEM”) seeking information related to the past and present use of our site located in Franklin, IN. We cooperated with IDEM by providing the requested information, and on December 12, 2018, IDEM closed the RFI with no further action required.

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

2017	High	Low
First Quarter	$15.75	$13.10
Second Quarter	$16.20	$13.30
Third Quarter	$20.50	$15.00
Fourth Quarter	$22.35	$18.30

2018	High	Low
First Quarter	$24.15	$19.90
Second Quarter	$23.55	$19.10
Third Quarter	$24.20	$19.00
Fourth Quarter	$28.01	$19.66

On March 1, 2019, the closing price of our common stock on the NASDAQ Global Select Market was $25.03 per share. On March 1, 2019, there were 508 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

All repurchase activity of equity securities during the period covered by this Annual Report were previously disclosed in our current Quarterly Reports on Form 10-Q. The Company had no unregistered sales of equity securities during 2018.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 28, 2013 and December 29, 2018, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrials Index, over the same period. This graph assumes the investment of $100 on December 28, 2013 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrials Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018
Heritage-Crystal Clean, Inc.	$100.00	$62.00	$53.00	$79.00	$110.00	$116.00
NASDAQ Composite Index	$100.00	$114.00	$120.00	$130.00	$166.00	$158.00
NASDAQ Industrials Index	$100.00	$102.00	$111.00	$120.00	$149.00	$145.00

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2018" represents the 52-week period ended December 29, 2018. "Fiscal 2017" represents the 52-week period ended December 30, 2017. "Fiscal 2016" represents the 52-week period ended December 31, 2016. "Fiscal 2015" represents the 52-week period ended January 2,

2016. "Fiscal 2014" represents the 53-week period ended January 3, 2015. We have derived the statement of operations for the fiscal years ended January 2, 2016 and January 3, 2015 and the balance sheet data at December 31, 2016, January 2, 2016, and January 3, 2015, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(Dollars in thousands, except per share data)
	2018	2017	2016	2015	2014

STATEMENTS OF OPERATIONS DATA
Revenues
Service revenues	$250,262	$233,999	$235,898	$215,698	$178,973
Product revenues	159,921	131,958	111,729	134,320	160,079
Total revenues	$410,183	$365,957	$347,627	$350,018	$339,052
Operating Expenses
Operating Costs	$323,165	$276,102	$267,503	$280,708	$290,622
Selling, general, and administrative expenses	47,714	47,401	49,823	45,269	45,646
Depreciation and amortization	16,157	17,967	17,991	17,197	12,877
Impairment of goodwill	—	—	—	3,952	—
Other expense (income) - net	1,606	(10,940)	1,416	(1,297)	(434)
Operating income (loss)	21,541	35,427	10,894	4,189	(9,659)
Interest expense - net	1,052	1,094	2,069	1,880	689
Income (loss) before income taxes	$20,489	$34,333	$8,825	$2,309	$(10,348)
Provision for (benefit from) income taxes	5,451	5,923	2,811	899	(3,483)
Net income (loss)	15,038	28,410	6,014	1,410	(6,865)
Income attributable to noncontrolling interest	310	287	172	160	143
Income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$14,728	$28,123	$5,842	$1,250	$(7,008)

Net income (loss) per share available to common stockholders: basic	$0.64	$1.24	$0.26	$0.06	$(0.38)
Net income (loss) per share available to common stockholders: diluted	$0.63	$1.23	$0.26	$0.06	$(0.38)

Number of weighted average common shares outstanding :
Basic	23,026	22,662	22,258	22,146	18,604
Diluted	23,334	22,922	22,516	22,408	18,604

	Fiscal Year
	2018	2017	2016	2015	2014
OTHER OPERATING DATA (UNAUDITED):
Average revenues per working day - Environmental Services (in thousands)	$1,130	$970	$885	$895	$740
Number of branches at end of fiscal year	89	86	83	82	84

	At Fiscal Year End
(thousands)	2018	2017	2016	2015	2014

BALANCE SHEET DATA:
Cash and cash equivalents	$43,579	$41,889	$36,610	$23,608	$21,555
Total assets	347,822	314,657	314,307	301,848	319,819
Debt, net of unamortized issuance costs	29,046	28,744	63,454	69,478	77,045
Total stockholders' equity	$254,231	$235,926	$198,269	$189,833	$187,414

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K. We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2018" represents the 52-week period ended December 29, 2018. "Fiscal 2017" represents the 52-week period ended December 30, 2017. "Fiscal 2016" represents the 52-week period ended December 31, 2016.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and other products. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing industries, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens. We operate from a network of 89 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, vacuum truck, antifreeze recycling services, and field services. Revenues from this segment accounted for 66% of our total company revenues for fiscal 2018. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, which accounted for 34% of our fiscal 2018 total company revenues.

No single customer accounted for more than 10% of consolidated revenues in fiscal 2018, 2017, or 2016. There were no intersegment revenues during fiscal 2018.

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

Our operating costs include the costs of the materials we use in our products and services, such as used oil collected from customers or purchased from third party collectors, solvent, and other chemicals. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Changes in the price of crude oil can impact operating costs indirectly as it may impact the price we pay for solvent or our cost to obtain used oil, although we attempt to offset volatility in the oil markets by managing the spread between our costs to procure used oil and the prices we charge for our products and services. Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, and the costs of operating our re-refinery, recycling centers, hubs, and branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we re-refine used oil into high quality lubricant base oil and other products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an annual nameplate capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce approximately 47 million gallons of lubricating base oil per year when operating at full capacity.

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

In fiscal 2018, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2018. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.

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

In evaluating inventory for impairment, the Company considers factors that may impact the valuation of inventory, including declines in net realizable value. If circumstances indicate the cost basis of inventories exceed their net realizable value, inventories are reduced to net realizable value. In fiscal 2018, we recorded no inventory impairment charges.

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

RESULTS OF OPERATIONS

General

Fiscal Year Ended December 29, 2018 versus Fiscal Year Ended December 30, 2017

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(thousands)	December 29, 2018		December 30, 2017
Revenues
Service revenues	$250,262	61.0%	$233,999	63.9%
Product revenues	159,921	39.0%	131,958	36.1%
Total revenues	$410,183	100.0%	$365,957	100.0%
Operating expenses -
Operating costs	$323,165	78.8%	$276,102	75.4%
Selling, general, and administrative expenses	47,714	11.6%	47,401	13.0%
Depreciation and amortization	16,157	3.9%	17,967	4.9%
Other expense (income) - net	1,606	0.4%	(10,940)	(3.0)%
Operating income	21,541	5.3%	35,427	9.7%
Interest expense – net	1,052	0.3%	1,094	0.3%
Income before income taxes	$20,489	5.0%	$34,333	9.4%
Provision for income taxes	5,451	1.3%	5,923	1.6%
Net income	15,038	3.7%	28,410	7.8%
Income attributable to noncontrolling interest	310	0.1%	287	0.1%
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$14,728	3.6%	$28,123	7.7%

Revenues

In 2018, we generated $410.2 million of revenue compared to prior year revenue of $366.0 million, an increase of $44.2 million, or 12.1%, driven by strong growth in our Environmental Services segment. In fiscal 2018, Environmental Services revenues increased $33.1 million, or 13.9%, compared to fiscal 2017. The increase in revenue from our Environmental Services segment was driven by growth in all Environmental Services segment product and service lines of business primarily due to growth in our field services, containerized waste, and antifreeze businesses. Revenue from our Oil Business increased $11.2 million, or 8.7%, compared to fiscal 2017. The increase in revenue was primarily due to stronger base oil pricing and higher volumes of base oil gallons sold, due in part to strong base oil production at our re-refinery during the second and third quarters of fiscal 2018, but partially offset by a planned, extended shut-down at our re-finery during the fourth quarter of fiscal 2018 and unplanned downtime at our re-refinery during the first quarter of fiscal 2018. During fiscal 2018, the average spot market price for the type of base oil product we produce increased approximately 14% compared to fiscal 2017.

Operating costs

Operating costs increased $47.1 million, or 17.0%, to $323.2 million in fiscal 2018 compared to $276.1 million in fiscal 2017. The increase in operating costs was primarily a result of significantly higher labor, transportation, and disposal costs, along with higher re-refinery shutdown and maintenance costs compared to fiscal 2017. Higher labor costs is the result of investment in new resources to support future revenue growth. Higher transportation costs in the Environmental Services segment was driven mainly by continued expansion geographically, and the roll-out of some of our newer service offerings to existing branches. We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases; however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. Whether or not we have an increase in service volume, an increase in the price of crude oil could result in an increase in operating costs in the Environmental Services segment since this will likely result in an increase in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business segment, our operating costs could increase or decrease in the future depending on changes in the price for crude oil which could directly impact our used oil collection costs and processing costs at our re-refinery.

Selling, general, and administrative expenses

Selling, general, and administrative expenses of $47.7 million in fiscal 2018 remained flat to fiscal 2017. Overall, selling, general and administrative expenses as a percentage of revenues decreased to 11.6% in fiscal 2018 from 13.0% in fiscal 2017 primarily due to a higher revenue base along with lower severance, legal fees and bank fees, partially offset by higher share-based compensation expenses.

Other (income) expense - net

Other expense of $1.6 million for fiscal 2018 primarily consists of $1.0 million of site closure costs. Other (income) of $10.9 million for fiscal 2017 included a gain of $5.1 million received in the first quarter of fiscal 2017 as a result of having received a partial award for a claim made in arbitration and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014, partially offset by other net losses of $0.9 million. Additionally, during the third quarter of 2017, the Company recorded a gain of $3.1 million from having sold the Company's facility located in Pompano Beach, Florida.

Interest expense - net

Interest expense - net for fiscal 2018 and 2017 was $1.1 million. In fiscal 2018, the Company recorded interest expense of $1.5 million, of which $1.2 million of interest expense is on our term loan, and $0.3 million is amortization of debt issuance costs, partially offset by $0.5 million of interest income. In fiscal 2017 we recorded interest expense of $1.2 million, along with $0.4 million for the amortization of debt issuance costs as a result of our Term Loan, partially offset by $0.4 million of interest income we received as part of our award from the arbitration related to our acquisition of FCC Environmental and International Petroleum Corp. of Delaware in 2014.

Provision for income taxes
The Company's effective tax rate for fiscal 2018 was 26.6% compared to 17.3% in fiscal 2017. The difference in the effective tax rate is principally attributable to the impact on our deferred taxes as of December 30, 2017 of the reduction in the U.S. federal corporate tax rate to 21%. The 21% statutory federal rate is increased by state taxes and non-deductible expenses and it is partially reduced by the favorable impact of stock compensation windfall benefit.

Segment Information

The following table presents revenues by segment:

	For the Fiscal Years Ended,		Increase
(thousands)	December 29, 2018	December 30, 2017	$	%
Revenues:
Environmental Services	$271,130	$238,055	$33,075	13.9%
Oil Business	139,053	127,902	11,151	8.7%
Total	$410,183	$365,957	$44,226	12.1%

In fiscal 2018, Environmental Services revenues increased $33.1 million, or 13.9%, compared to fiscal 2017. The increase in revenue from our Environmental Services segment was driven by growth in all Environmental Services segment product and service lines of business primarily due to growth in our field services, containerized waste, and antifreeze businesses.

In fiscal 2018, Oil Business revenues increased $11.2 million, or 8.7%, primarily due to stronger base oil pricing and higher volumes of base oil gallons sold, due in part to strong base oil production at our re-refinery during the second and third quarters of fiscal 2018, but partially offset by a planned, extended shut-down at our re-finery during the fourth quarter of fiscal 2018. During fiscal 2018, the average spot market price for the type of base oil product we produce increased approximately 14% compared to fiscal 2017. During fiscal 2018 and 2017, we sold approximately 42 million gallons of base oil.

Segment Profit before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by segment before corporate SG&A:

	For the Fiscal Years Ended,		Increase/(Decrease)
	December 29, 2018	December 30, 2017	$	%
(thousands)
Profit before corporate SG&A*
Environmental Services	$69,405	$66,896	$2,509	3.8%
Oil Business	4,706	8,657	(3,951)	(45.6)%
Total	$74,111	$75,553	$(1,442)	(1.9)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 13 in our consolidated financial statements and the notes thereto included in Item 8.

In fiscal 2018, Environmental Services profit before SG&A increased $2.5 million, or 3.8%, due to higher revenue outpacing higher labor, transportation, and disposal costs year over year. However, profit before corporate SG&A expense as a percentage of revenues in the Environmental Services segment dropped to 25.6% in fiscal 2018 compared to 28.1% in fiscal 2017.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In both fiscal 2018 and 2017, the impact of reused solvent sales was immaterial.

In fiscal 2018, the Oil Business generated profit before corporate SG&A of $4.7 million compared to a profit before corporate SG&A of $8.7 million during fiscal 2017. The decline in profitability of the Oil Business during fiscal 2018 was primarily due to extended downtime at the re-refinery compared to 2017 which led to lower leveraging of fixed costs, higher shut-down expenses and higher logistics costs. An increase in the cost of used oil feedstock compared to fiscal 2017 also negatively impacted profitability in this segment.

Fiscal Year Ended December 30, 2017 versus Fiscal Year Ended December 31, 2016

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(thousands)	December 30, 2017		December 31, 2016
Revenues

Service revenues	$233,999	63.9%	$235,898	67.9%
Product revenues	131,958	36.1%	111,729	32.1%
Total Revenues	$365,957	100.0%	$347,627	100.0%
Operating expenses -
Operating costs	$276,102	75.4%	$267,503	77.0%
Selling, general and administrative expenses	47,401	13.0%	49,823	14.3%
Depreciation and amortization	17,967	4.9%	17,991	5.2%
Other (income) expense - net	(10,940)	(3.0)%	1,416	0.4%
Operating income	35,427	9.7%	10,894	3.1%
Interest expense – net	1,094	0.3%	2,069	0.6%
Income before income taxes	$34,333	9.4%	$8,825	2.5%
Provision for income taxes	5,923	1.6%	2,811	0.8%
Net income	28,410	7.8%	6,014	1.7%
Income attributable to noncontrolling interest	287	0.1%	172	—%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$28,123	7.7%	$5,842	1.7%

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

Segment Information

The following table presents revenues by segment:

	For the Fiscal Years Ended,		Increase
(thousands)	December 30, 2017	December 31, 2016	$	%
Revenues:
Environmental Services	$238,055	$224,378	$13,677	6.1%
Oil Business	127,902	123,249	4,653	3.8%
Total	$365,957	$347,627	$18,330	5.3%

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

Segment Profit before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by segment before corporate SG&A:

	For the Fiscal Years Ended,		Increase
(thousands)	December 30, 2017	December 31, 2016	$	%
Profit before corporate SG&A*
Environmental Services	$66,896	$65,001	$1,895	2.9%
Oil Business	8,657	822	7,835	953.2%
Total	$75,553	$65,823	$9,730	14.8%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 13 in our consolidated financial statements and the notes thereto included in Item 8.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 29, 2018 and December 30, 2017, cash and cash equivalents were $43.6 million and $41.9 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

As of December 29, 2018 and December 30, 2017, the Company was in compliance with all covenants under the credit facility then in effect. As of December 29, 2018, and December 30, 2017, the Company had $1.3 million and $0.9 million of standby letters of credit issued, respectively, and $63.7 million and $64.1 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
(thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Net cash provided by (used in):
Operating activities	$30,072	$45,331	$38,099
Investing activities	(27,536)	(10,008)	(18,901)
Financing activities	(846)	(30,044)	(6,196)
Net increase in cash and cash equivalents	$1,690	$5,279	$13,002

The most significant items affecting the comparison of our operating activities for fiscal 2018 and fiscal 2017 are summarized below:

Net Cash Provided by Operating Activities —

•	Earnings — Our decrease in net income during fiscal 2018 negatively impacted our net cash provided by operating activities by $13.4 million compared to fiscal 2017.

•
Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $7.6 million in fiscal 2018 compared to fiscal 2017 mainly due to higher sales year over year, along with a one-time receipt of $4.3 million related to a settlement agreement with the sellers of FCC Environmental in the first quarter of 2017.

•
Accounts Payable — The increase in accounts payable favorably affected cash flows from operating activities by $10.9 million in fiscal 2018 compared to fiscal 2017. The increase in accounts payable was mainly driven by an increase in higher transportation and disposal cost related charges during fiscal 2018.

•
Inventory — In fiscal 2018, the increase in inventory unfavorably affected cash flows from operating activities by $8.1 million compared to fiscal 2017 driven mainly by higher carrying value of inventory.

 Net Cash Used in Investing Activities —

Capital expenditures — We used $22.8 million and $14.4 million for capital expenditures during fiscal 2018 and fiscal 2017, respectively. During fiscal 2018 we spent $8.9 million for capital improvements to the re-refinery compared to $5.7 million in fiscal 2017. Additionally, in fiscal 2018, we spent approximately $4.8 million for purchases of parts cleaning machines compared to $4.7 million in fiscal 2017. The remaining $9.1 million of capital expenditures in fiscal 2018 included $3.7 million for purchases of trucks, $2.1 million of IT related projects and $3.3 million on other various items compared to approximately $4.0 million spent in fiscal 2017 for other items.

•
Business acquisitions, net of cash acquired  — We used $4.8 million of cash outflows for the acquisitions of Products Plus, Inc. and AO Holding-Kansas City, LLC, and Hot Tank Supply Company in fiscal 2018. See footnote 3  — Business Combinations. We did not make any acquisitions during fiscal 2017.

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

•
Accounts Payable — The decrease in accounts payable negatively affected cash flows from operations by $12.8 million in fiscal 2017 compared to fiscal 2016. The decrease in accounts payable in fiscal 2017 was mainly driven by cash outlays to settle our legal fees payable.

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

The following table summarizes our existing obligations as of December 29, 2018:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations (1)	$71,832	$22,226	$16,095	$12,458	$9,247	$6,020	$5,786
Future maturities of long term debt (2)	30,000	—	—	—	30,000	—	—
Interest on long term debt(3)	4,271	1,352	1,378	1,352	189	—	—
Purchase obligations (4)	18,625	18,625	—	—	—	—	—
Total (5)	$124,728	$42,203	$17,473	$13,810	$39,436	$6,020	$5,786

(1)	We lease railcars, office space, warehouse facilities, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2030.

(2)	Excludes interest payments.

(3)	Interest on long term debt is calculated at the contractual rate or, in the case of the Term A loan, at the effective rate as of December 29, 2018.

(4)
Our purchase obligations are open purchase orders as of December 29, 2018, and are primarily for capital expenditures, used oil, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancelable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

(5)	Unrecognized tax benefits have not been included because no reasonable estimate can be made as to the likelihood, dollar amount, or timing of potential future cash expenditures.
We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2018, we had no off-balance sheet arrangements, other than operating leases reported above under "Contractual obligations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during fiscal 2018 were $30.0 million, and the annual effective interest rate for fiscal 2018 was 3.9%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.3 million change to our interest expense in fiscal 2018.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2019 expressed an unqualified opinion.
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
March 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 29, 2018, and our report dated March 5, 2019 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP

Chicago, IL
March 5, 2019

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43,579	$41,889
Accounts receivable - net	51,744	45,491
Inventory - net	33,059	21,639
Other current assets	6,835	5,895
Total current assets	135,217	114,914
Property, plant and equipment - net	139,987	128,119
Equipment at customers - net	23,814	23,312
Software and intangible assets - net	14,681	16,732
Goodwill	34,123	31,580
Total assets	$347,822	$314,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,630	$25,568
Contract liabilities - net	166	—
Accrued salaries, wages, and benefits	6,024	6,386
Taxes payable	6,120	5,787
Other current liabilities	5,089	2,690
Total current liabilities	50,029	40,431
Term loan, less current maturities - net	29,046	28,744
Deferred income taxes	14,516	9,556
Total liabilities	$93,591	$78,731
Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,058,584 and 22,891,674 shares issued and outstanding at December 29, 2018 and December 30, 2017, respectively	$231	$229
Additional paid-in capital	197,533	193,640
Retained earnings	55,819	41,359
Total Heritage-Crystal Clean, Inc. stockholders' equity	253,583	235,228
Noncontrolling interest	648	698
Total equity	254,231	235,926
Total liabilities and stockholders' equity	$347,822	$314,657

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	December 29, 2018	December 30, 2017	December 31, 2016

Revenues
Service revenues	$250,262	$233,999	$235,898
Product revenues	159,921	131,958	111,729
Total revenues	$410,183	$365,957	$347,627

Operating expenses
Operating costs	$323,165	$276,102	$267,503
Selling, general, and administrative expenses	47,714	47,401	49,823
Depreciation and amortization	16,157	17,967	17,991
Other expense (income) - net	1,606	(10,940)	1,416
Operating income	21,541	35,427	10,894
Interest expense – net	1,052	1,094	2,069
Income before income taxes	$20,489	$34,333	$8,825
Provision for income taxes	5,451	5,923	2,811
Net income	15,038	28,410	6,014
Income attributable to noncontrolling interest	310	287	172
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$14,728	$28,123	$5,842

Net income per share: basic	$0.64	$1.24	$0.26
Net income per share: diluted	$0.63	$1.23	$0.26

Number of weighted average shares outstanding: basic	23,026	22,662	22,258
Number of weighted average shares outstanding: diluted	23,334	22,922	22,516

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance, January 2, 2016	22,213,364	$222	$182,558	$6,385	$189,165	$668	$189,833
Net income	—	—	—	5,842	5,842	172	6,014
Distribution	—	—	—	—	—	(120)	(120)
Issuance of common stock – ESPP	39,805	—	423	—	423	—	423
Exercise of stock options	20,141	—	200	—	200	—	200
Share-based compensation	26,697	1	1,918	—	1,919	—	1,919
Balance, December 31, 2016	22,300,007	$223	$185,099	$12,227	$197,549	$720	$198,269

Adjustment from adopting ASC 718	—	—	—	1,009	1,009	—	1,009
Net income	—	—	—	28,123	28,123	287	28,410
Distribution	—	—	—	—	—	(309)	(309)
Issuance of common stock – ESPP	26,153	—	402	—	402	—	402
Exercise of stock options	491,619	5	5,459	—	5,464	—	5,464
Share-based compensation	73,895	1	2,680	—	2,681	—	2,681
Balance, December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926

Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net income	—	—	—	14,728	14,728	310	15,038
Distribution	—	—	—	—	—	(360)	(360)
Issuance of common stock – ESPP	20,764	—	422	—	422	—	422
Exercise of stock options	16,675	—	122	—	122	—	122
Share-based compensation	129,471	2	4,379	—	4,381	—	4,381
Share repurchases to satisfy tax withholding obligations	—	—	(1,030)	—	(1,030)	—	(1,030)
Balance, December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc
Consolidated Statements of Cash Flow

	For the Fiscal Years Ended,
(thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from Operating Activities:
Net income	$15,038	$28,410	$6,014
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,157	17,967	17,991
Net (gain) on disposition of assets	—	(2,680)	—
Non-cash inventory impairment	—	—	1,651
Bad debt provision	628	402	687
Share-based compensation	4,381	3,036	1,919
Deferred taxes	4,960	5,251	2,589
Other, net	321	624	575
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,923)	1,627	(6,276)
(Increase) decrease in inventory	(11,158)	(3,081)	4,648
(Increase) decrease in prepaid and other current assets	(940)	198	(1,283)
Increase (decrease) in accounts payable	6,002	(4,912)	7,881
Increase (decrease) in accrued expenses	606	(1,511)	1,703
Cash provided by operating activities	$30,072	$45,331	$38,099

Cash flows from Investing Activities:
Capital expenditures	$(22,820)	$(14,400)	$(15,875)
Proceeds from the disposal of assets	89	4,392	367
Business acquisitions, net of cash acquired	(4,805)	—	(3,393)
Cash used in investing activities	$(27,536)	$(10,008)	$(18,901)

Cash flows from Financing Activities:
Payments of Term Loan	$—	$(64,195)	$(6,699)
Proceeds of Term Loan	—	30,000	—
Proceeds from the exercise of stock options	122	5,464	200
Proceeds under revolving credit facility	—	4,000	—
Payments of revolving credit facility	—	(4,000)	—
Payments of debt issuance costs	—	(1,051)	—
Proceeds from the issuance of common stock	422	402	423
Share repurchases to satisfy tax withholding obligations	(1,030)	(355)	—
Distributions to noncontrolling interest	(360)	(309)	(120)
Cash used in financing activities	$(846)	$(30,044)	$(6,196)
Net increase in cash and cash equivalents	1,690	5,279	13,002
Cash and cash equivalents, beginning of period	41,889	36,610	23,608
Cash and cash equivalents, end of period	$43,579	$41,889	$36,610

Supplemental disclosure of cash flow information:
Income taxes paid	$933	$485	$316
Cash paid for interest, net of capitalized interest of $ -, $ -, and $106, respectively	1,154	1,129	2,223
Supplemental disclosure of non-cash information:
Payables for construction in progress	1,413	386	666
.
See accompanying notes to consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2018

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

The Company’s fiscal year ends on the Saturday closest to December 31. "Fiscal 2018" represents the 52-week period ended December 29, 2018. "Fiscal 2017" represents the 52-week period ended December 30, 2017, and "Fiscal 2016" represents the 53-week period ended December 31, 2016. The most recent fiscal year ended on December 29, 2018. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, drum waste removal services, vacuum truck services, field services, and other services. In the Company's Oil Business segment, product revenues primarily include sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of waste water and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions are the allowance for doubtful accounts receivable, valuation of inventory at lower of cost or net realizable value, valuation of goodwill and other intangible assets, share-based compensation, and income taxes.  Actual results could differ from those estimates.

Revenue Recognition

See description of our revenue accounting policy in footnote 4.

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

Cash and Cash Equivalents

The Company considers highly liquid investments, purchased with an original maturity of ninety days or less, to be cash equivalents. Included in cash and cash equivalents are $0.2 million and $0.5 million of cash on deposit outside the United States of America as of December 29, 2018 and December 30, 2017, respectively.

Concentration Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had cash deposits in excess of the FDIC insured limit of $43.4 million and $41.1 million at December 29, 2018 and December 30, 2017, respectively. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

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

Inventory

Inventory consists primarily of used oil, processed oil, catalyst, new and used solvents, new and refurbished parts cleaning machines, new and used antifreeze products, drums, and other items. Inventories are valued at the lower of first-in, first-out ("FIFO") cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company performs a physical inventory count on a periodic basis and uses the results of these counts to determine inventory quantities. These quantities are used to help determine the value of the inventory.

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal years 2018 and 2017 the Company did not incur inventory write-downs.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once the assets are placed into service. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank debt outstanding. In fiscal years 2018 and 2017 the Company capitalized no interest for capital projects, but capitalized interest of $0.1 million for capital projects in fiscal 2016.

Equipment at Customers

The Company records purchases of new parts cleaning and aqua filtration machines as inventory. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed off-site at a customer location to be used in parts cleaning services. Aqua filtration machines are exclusively placed off-site at a customer location to be used to filter customer fluids. When sold to a customer, machines are removed from inventory, and the appropriate revenues and costs are recognized in the Income Statement. When the Company retains title to a machine that is placed off-site at a customer location to be used in parts cleaning services, the Company capitalizes the machine as a productive non-current asset under the Balance Sheet caption “Equipment at Customers” at the time the machine is placed at the customer’s site. Machines capitalized as Equipment at Customers are depreciated over their estimated useful lives of 7 to 15 years, depending on the model. Depreciation of in-service equipment commences when equipment is placed in service at a customer location. Expenditures for machines that are sold to a customer are treated as a cash outflow from operating activities on the Statement of Cash Flows. Expenditures for machines that are placed at a customer’s site to be used in parts cleaning services are treated as a cash outflow from investing activities.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that restructuring costs be expensed in periods subsequent to the acquisition date. In many cases, the Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired and liabilities assumed. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations at the earlier of one year after acquisition date, or as additional information relative to the fair values of the assets acquired becomes known.

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges in fiscal 2018 or fiscal 2017.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in fiscal 2018 or in fiscal 2017. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Income Taxes

The Company accounts for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. The Company estimates and reserves for any material uncertain tax position that is unlikely to withstand an audit by the taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and makes changes to recorded amounts of any uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 15.

Shipping Costs

For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in operating costs.

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2018, 2017, and 2016 were $0.4 million, $0.5 million, and $0.2 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.4 million, $0.5 million, and $0.5 million for fiscal 2018, 2017, and 2016, respectively.

Share-Based Compensation

When a future restricted grant is approved, the Company evaluates the probability that the award will be granted, based on certain performance conditions. If satisfaction of the performance criteria is deemed probable, the Company accrues compensation expense related to these awards prior to the grant date. The Company accrues compensation expense based on the fair value of the performance awards at each reporting period when the performance criteria are deemed probable. Once the performance awards have been granted, the Company values the awards at fair value on the date of grant and amortizes the expense through the end of the vesting period, or requisite service period, on a straight-line basis. The requisite service period is a function of the service condition defined for each award on a case by case basis. See Note 16 “Share-Based Compensation” for more details.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt. As of December 29, 2018 and December 30, 2017, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2018, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures.  Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $300,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 29, 2018 and December 30, 2017, the Company's liability for its self-insured benefits was $1.2 million and $1.3 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2018, 2017, and 2016 were $13.3 million, $11.9 million, and $11.6 million, respectively.

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

In fiscal 2018, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2018. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.

Recently Issued Accounting Pronouncements

Accounting standards not yet adopted
Standard	Issuance Date	Description	Our Effective Date	Effect on the Financial Statements
ASU 2016-02 Leases (Topic 842)	February 2016
This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For lessees, the new standard requires recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. For lessees in operating leases, it further requires recognition in the statement of income of a single lease cost, allocated over the lease term on a generally straight-line basis. Early application of the amendments in this update is permitted for all entities.
December 30, 2018
The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations. The Company anticipates that implementation of this standard will result, upon adoption, in the recognition of right-of-use assets and lease liabilities of approximately $59 million to $68 million, based on the rights and obligations created by those contracts in which the Company is a lessee, in leases classified generally as operating leases, with a lease term of more than twelve months.
To date, certain personnel have attended technical training concerning this new lease accounting standard.The Company has engaged a third party to assist in implementing the standard and to provide a software solution to aid in accounting for leases. Contract reviews have been performed and software configuration is currently underway in preparation for our adoption of the requirements of Topic 842. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which allows the Company to carry forward whether contracts are or contain a lease and the historical lease classification; the Company will not elect to use of hindsight in determining the lease term. The Company will use a transition method as of the beginning of the period of adoption; comparative prior periods will continue to be presented in accordance with the guidance in Topic 840.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)	June 2016
Topic 326 eliminates the probable initial recognition threshold and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.
December 29, 2019
The Company is currently evaluating the impact of Topic 326 on our consolidated financial position, results of operations and disclosures. The Company does not expect the adoption of Topic 326 to have a significant impact to our consolidated financial statements.

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

Effective December 31, 2017, we adopted the requirements of Topic 606. The cumulative effects of the changes made to our statement of income and balance sheet were as follows:

	For the Fiscal Year Ended, December 29, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
(thousands)			Higher/(Lower)
Statement of Income

Service revenues	$250,262	$250,160	$102
Total revenues	410,183	410,081	102
Operating income	21,541	21,439	102
Income before income taxes	20,489	20,387	102
Provision for income taxes	5,451	5,424	27
Net income	15,038	14,963	75
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$14,728	$14,653	$75

	December 29, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
(thousands)			Higher/(Lower)
Balance Sheet

Contract liabilities - net	$166	$—	$166
Total Current Liabilities	50,029	49,863	166
Deferred income taxes	14,516	14,492	24
Total Liabilities	93,591	93,401	190
Retained earnings	55,819	56,009	(190)
Total Heritage-Crystal Clean, Inc. Stockholders' Equity	253,583	253,773	(190)
Total Equity	$254,231	$254,421	$(190)

(3)    BUSINESS COMBINATIONS

On May 3, 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding Company-Kansas City, LLC (collectively "PPI") pursuant to an Asset Purchase Agreement. The Company purchased the assets of PPI to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. The purchase price was set at $5.9 million subject to certain adjustments, including a working capital adjustment and a contingent consideration provision, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of contingent consideration, working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. Contingent consideration to be paid subsequent to December 29, 2018 is contingent upon several business performance metrics over the three year period starting with the acquisition date and ending May 3, 2021. The range of the potential contingent consideration, which is to be paid out subsequent to December 29, 2018, is between zero to $1.5 million. Goodwill recognized from the acquisition of PPI represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of PPI and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of PPI are consolidated into the Company’s Environmental Services segment.

On June 11, 2018, the Company purchased the assets of Kurt Lanse d/b/a Hot Tank Supply Company ("HTSC") pursuant to an Asset Purchase Agreement. The Company purchased the assets of HTSC to expand the Company’s market share in California. The purchase price was set at $0.7 million subject to certain adjustments, including a working capital adjustment and a deferred and contingent consideration provision, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of contingent consideration, working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. The Company estimates that contingent consideration to be paid subsequent to December 29, 2018 will be approximately $0.1 million. Goodwill recognized from the acquisition of HTSC represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of HTSC and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of HTSC are consolidated into the Company’s Environmental Services segment.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition:

(thousands)	PPI	HTSC

Accounts receivable	$909	$40
Inventory	259	3
Property, plant, & equipment	1,969	47
Equipment at customers	—	104
Intangible assets	528	100
Goodwill	2,172	377
Total purchase price, net of cash acquired	$5,837	$671
Less: working Capital adjustment	(62)	(9)
Less: deferred consideration	—	225
Less: contingent consideration	1,450	100
Net cash paid	$4,449	$355

Subsequent to the closing date, the Company has consolidated each acquisition into its financial statements. The Company has included revenues of approximately $5.2 million and earnings of approximately $0.2 million in its fiscal 2018 financial results from acquisitions in fiscal 2018.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the PPI and HTSC acquisitions that occurred in fiscal 2018 had occurred January 1, 2017. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	Fiscal Year Ended,
(Thousands, except per share data)	December 29, 2018	December 30, 2017
Total revenues	$413,279	$373,587
Income attributable to HCCI Common Stockholders	14,886	28,739

Net income per share: basic	$0.65	$1.27
Net income per share: diluted	$0.64	$1.25

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

The following table disaggregates our revenue by major lines:

	For the Fourth Quarter Ended, December 29, 2018			For the Fiscal Year Ended, December 29, 2018
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$56,732	$—	$56,732	$178,607	$—	$178,607
Vacuum Services & Wastewater Treatment	17,062	—	17,062	53,934	—	53,934
Antifreeze Business	7,027	—	7,027	19,021	—	19,021
Field Services	4,539	—	4,539	17,692	—	17,692
Environmental Services - Other	543	—	543	1,877	—	1,877
Re-refinery Product Sales	—	33,218	33,218	—	112,472	112,472
Oil Collection Services & RFO	—	6,351	6,351	—	21,405	21,405
Oil Filter Business	—	1,504	1,504	—	4,838	4,838
Revenues from Contracts with Customers	85,903	41,073	126,976	271,131	138,715	409,846
Other Revenue	—	83	83	—	337	337
Total Revenues	$85,903	$41,156	$127,059	$271,131	$139,052	$410,183

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	December 29, 2018	December 31, 2017
Contract assets	$100	$59
Contract liabilities	266	327
Contract liabilities - net	$166	$268

During the fiscal year ended December 29, 2018, the Company recognized $0.3 million of revenue that was included in the contract liabilities balance as of December 31, 2017. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(thousands)	December 29, 2018	December 30, 2017
Trade	$51,118	$43,301
Less: allowance for doubtful accounts	1,816	1,881
Trade - net	49,302	41,420
Related parties	1,595	1,906
Other	847	2,165
Total accounts receivable - net	$51,744	$45,491

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended December 29, 2018 and the fiscal year ended December 30, 2017:

(thousands)	December 29, 2018	December 30, 2017
Balance at beginning of period	$1,881	$2,176
Provision for bad debts	628	402
Accounts written off, net of recoveries	(693)	(697)
Balance at end of period	$1,816	$1,881

(6)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or market, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following:

(thousands)	December 29, 2018	December 30, 2017
Used oil and processed oil	$12,124	$5,788
Solvents and solutions	8,216	$6,201
Machines	5,334	3,679
Drums and supplies	5,231	4,430
Other	2,378	1,936
Total inventory	33,283	22,034
Less: Machine refurbishing reserve	224	395
Total inventory - net	$33,059	$21,639

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2018 and 2017, the Company recorded no inventory impairment charges.

The following table provides the changes in the Company's machine refurbishing reserve related to inventory for fiscal years 2018 and 2017:

(thousands)	December 29, 2018	December 30, 2017

Balance at beginning of period	$395	$214
Net change in reserve	(171)	181
Balance at end of period	$224	$395

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	December 29, 2018	December 30, 2017
Machinery, vehicles, and equipment	$98,708	$85,427
Buildings and storage tanks	69,791	69,009
Land	9,546	9,562
Leasehold improvements	5,701	5,427
Construction in progress	15,405	9,378
Assets held for sale	4	53
Total property, plant, and equipment	199,155	178,856
Less: accumulated depreciation	59,168	50,737
Property, plant, and equipment - net	$139,987	$128,119

(thousands)	December 29, 2018	December 30, 2017
Equipment at customers	$73,075	$68,234
Less: accumulated depreciation	49,261	44,922
Equipment at customers - net	$23,814	$23,312
Depreciation expense was $13.1 million, $14.7 million, and $14.7 million for fiscal 2018, 2017 and 2016, respectively.

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
In fiscal 2018, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2018. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.
The following table shows changes to our goodwill balances by segment during the years ended December 30, 2017, and December 29, 2018:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 31, 2016
Gross carrying amount	3,952	31,483	35,435
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 31, 2016	$—	$31,483	$31,483
Measurement period adjustments	—	97	97
Goodwill at December 30, 2017
Gross carrying amount	3,952	31,580	35,532
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 30, 2017	$—	$31,580	$31,580
Acquisitions	—	2,543	2,543
Goodwill at December 29, 2018
Gross carrying amount	3,952	34,123	38,075
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 29, 2018	$—	$34,123	$34,123

Following is a summary of software and other intangible assets:

	December 29, 2018			December 30, 2017
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$23,686	$11,445	$12,241	$23,077	$9,027	$14,050
Patents, formulae, and licenses	1,769	708	1,061	1,769	642	1,127
Software	5,040	4,094	946	4,724	3,899	825
Non-compete agreements	2,937	2,904	33	2,949	2,617	332
Other	1,442	1,042	400	1,348	950	398
Total software and intangible assets	$34,874	$20,193	$14,681	$33,867	$17,135	$16,732

Amortization expense was $3.1 million, $3.3 million, and $3.3 million for fiscal 2018, 2017, and 2016, respectively. The weighted average useful lives of customer and supplier relationships; patents, formulae, and licenses; software; non-compete agreements, and other intangibles were 10 years, 15 years, 9 years, 5 years, and 8 years, respectively.

The expected amortization expense for fiscal years 2019, 2020, 2021, 2022 and 2023 is $2.8 million, $2.7 million, $2.5 million, $2.3 million, and $1.8 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events. No impairment of software or other intangible assets was recorded in fiscal 2018, 2017, or 2016.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	December 29, 2018	December 30, 2017
Accounts payable	$32,471	$25,540
Accounts payable - related parties	159	28
Total accounts payable	$32,630	$25,568

(10)    DEBT AND FINANCING ARRANGEMENTS

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

Debt at December 29, 2018 and December 30, 2017 consisted of the following:

(thousands)	December 29, 2018	December 30, 2017
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	954	1,256
Debt less unamortized debt issuance costs	$29,046	$28,744

In fiscal 2018, the Company recorded interest expense of $1.5 million, of which $1.2 million of interest expense is on our term loan, and $0.3 million is amortization of debt issuance costs. In fiscal 2017, the Company recorded interest expense of $1.6 million, of which $1.2 million of interest expense is on our term loan, and $0.4 million is amortization of debt issuance costs. No interest was capitalized in fiscal years 2018 and 2017.

As of December 29, 2018 and December 30, 2017, the Company was in compliance with all covenants under the credit facility then in effect. As of December 29, 2018, and December 30, 2017, the Company had $1.3 million and $0.9 million of standby letters of credit issued, respectively, and $63.7 million and $64.1 million was available for borrowing under the bank credit facility, respectively.

The Company's weighted average interest rate as December 29, 2018, December 30, 2017, and December 31, 2016 was 3.9%, 3.5%, and 3.3%, respectively. The Company's effective interest rate as of December 29, 2018, December 30, 2017, and December 31, 2016 was 3.9%, 3.5%, and 3.3%, respectively.

Future Maturities

The aggregate contractual annual maturities for debt as of December 29, 2018 are as follows:

(thousands)
Fiscal Year:	Term Loan

2019	$—
2020	—
2021	—
2022	30,000
2023	—
Aggregate Maturities	$30,000

(11)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees who are immediately eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution under this plan was $2.0 million, $1.8 million, and $1.7 million in fiscal 2018, 2017, and 2016, respectively.

(12)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of December 29, 2018, the Heritage Group beneficially owned 31.5% of the Company's common stock. The Fehsenfeld Family Trusts, which are related to the Heritage Group owned 6.4% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 4.3% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

During fiscal 2018, 2017, and 2016, the Company had transactions with the Heritage Group affiliates and other related parties. The following table sets forth related-party transactions:

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(thousands)	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$8,168	$2,202	$4,740	$2,965	$4,031	$6,150
Other related parties / affiliates	6,497	827	4,516	50	4,383	3,381
Total	$14,665	$3,029	$9,256	$3,015	$8,414	$9,531

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, insurance premiums, disposal services, transportation, and various other services.

The Company participated in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments were made to the shareholder. Expenses paid to the shareholder in fiscal 2018, 2017, and 2016 were approximately $0.5 million, $0.9 million, and $2.2 million, respectively. Our participation in this self-insurance program ended on January 31, 2019.

(13)    SEGMENT INFORMATION

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

Segment results for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 were as follows:

	For the Fiscal Years Ended,

	December 29, 2018

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$237,806	$12,456	$—	$250,262
Product revenues	33,324	126,597	—	159,921
Total revenues	$271,130	$139,053	$—	$410,183
Operating expenses
Operating costs	194,959	128,206	—	323,165
Operating depreciation and amortization	6,766	6,141	—	12,907
Profit before corporate selling, general, and administrative expenses	$69,405	$4,706	$—	$74,111
Selling, general, and administrative expenses			47,714	47,714
Depreciation and amortization from SG&A			3,250	3,250
Total selling, general, and administrative expenses			$50,964	$50,964
Other expense - net			1,606	1,606
Operating income				21,541
Interest expense - net			1,052	1,052
Income before income taxes				$20,489

	December 30, 2017

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$212,883	$21,116	$—	$233,999
Product revenues	25,172	106,786	—	131,958
Total revenues	$238,055	$127,902	$—	$365,957
Operating expenses
Operating costs	163,633	112,469	—	276,102
Operating depreciation and amortization	7,526	6,776	—	14,302
Profit before corporate selling, general, and administrative expenses	$66,896	$8,657	$—	$75,553
Selling, general, and administrative expenses			47,401	47,401
Depreciation and amortization from SG&A			3,665	3,665
Total selling, general, and administrative expenses			$51,066	$51,066
Other (income) - net			(10,940)	(10,940)
Operating income				35,427
Interest expense - net			1,094	1,094
Income before income taxes				$34,333

	December 31, 2016

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$202,496	$33,402	$—	$235,898
Project revenues	21,882	89,847	—	111,729
Total revenues	$224,378	$123,249	$—	$347,627
Operating expenses
Operating costs	151,860	115,643	—	267,503
Operating depreciation and amortization	7,517	6,784	—	14,301
Profit before corporate selling, general, and administrative expenses	$65,001	$822	$—	$65,823
Selling, general, and administrative expenses			49,823	49,823
Depreciation and amortization from SG&A			3,690	3,690
Total selling, general, and administrative expenses			$53,513	$53,513
Other expense - net			1,416	1,416
Operating income				10,894
Interest expense - net			2,069	2,069
Income before income taxes				$8,825

Total assets by segment as of December 29, 2018 and December 30, 2017 were as follows:

(thousands)	December 29, 2018	December 30, 2017
Total Assets:
Environmental Services	$148,192	$131,457
Oil Business	142,691	129,936
Unallocated Corporate Assets	56,939	53,264
Total	$347,822	$314,657

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, goodwill, accounts receivable, and inventories allocated to each segment. Assets for the corporate unallocated amounts consist of cash, prepaids, and property, plant, and equipment used at the corporate headquarters.

Capital expenditures by segment for fiscal 2018, 2017, and 2016 were as follows:

	For the Fiscal Years Ended,
(thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Total Capital Expenditures:
Environmental Services	$12,756	$6,843	$5,643
Oil Business	9,858	6,998	9,548
Unallocated Corporate Assets	206	559	684
Total	$22,820	$14,400	$15,875

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

The Company had purchase obligations in the form of open purchase orders of $18.6 million as of December 29, 2018, and $15.6 million as of December 30, 2017, primarily for capital expenditures, used oil, catalyst, disposal, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of December 29, 2018 and December 30, 2017, the Company had accrued $4.2 million and $4.5 million related to loss contingencies, respectively.

The Company leases office space, equipment and vehicles under noncancelable operating leases that expire at various dates through 2030. Many of the building leases obligate the Company to pay real estate taxes, insurance, and certain maintenance costs and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Rental expense under operating leases was approximately $30.3 million, $27.2 million, and $26.2 million for fiscal years 2018, 2017, and 2016, respectively.

Future minimum lease payments under noncancelable operating leases as of December 29, 2018 are as follows:

(thousands)
Fiscal year:
2019	$22,226
2020	16,095
2021	12,458
2022	9,247
2023	6,020
Thereafter	5,786
Total	$71,832

(15)    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and introduced significant changes to U.S. tax law. In addition to the federal income tax rate reduction from 35% to 21% effective for tax years beginning after December 31, 2017, the new legislation set forth a variety of other changes, including a limitation on the tax deductibility of interest expense, the acceleration of business asset expensing, a limitation on the use of net operating losses generated in future years, the repeal of the alternative minimum tax ("AMT"), created new taxes on certain foreign-sourced earnings (GILTI - Global Intangible Low Taxed Income ), and a reduction in the amount of executive pay that could qualify as a tax deduction. For the year-ended December 29, 2018, the Company will be impacted by the repeal of AMT, acceleration of business asset expensing and limitation of executive compensation. The Company may or may not be impacted by the other aforementioned changes to the tax law in the future.
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
Due to the timing and the complexity involved in applying the provisions of the Act in the prior year, the Company did not record provisional amounts in our financial statements as of December 30, 2017 related to the one time deemed repatriation of foreign earnings. The Internal Revenue Service issued guidance in 2018 with respect to the one time deemed repatriation of foreign earnings and the Company determined there was no income inclusion related to its controlled foreign corporation under IRC 965 for the year ended December 30, 2017.
The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2018. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL"). The balance on the federal NOL as of December 29, 2018 was $20.9 million. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $5.0 million. The Company has not set up a valuation allowance on the NOL balance as we believe more likely than not that this will be realized.
The Company's effective tax rate for fiscal 2018 was 26.6% compared to 17.3% in fiscal 2017. The difference in the effective tax rate is principally attributable to the impact on our deferred taxes as of December 30, 2017 of the reduction in the U.S. federal corporate tax rate to 21%. The 21% statutory federal rate is increased by state taxes and non-deductible expenses and it is partially reduced by the favorable impact of stock compensation windfall benefit.
Components of the Company's income tax benefit and provision consist of the following for fiscal years 2018, 2017, and 2016:

	For the Fiscal Years Ended,
(thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Current:
Federal	$(306)	$409	$19
State	797	263	203
Foreign	—	—	—
Total current	$491	$672	$222

Deferred:
Federal	$4,093	$4,501	$1,943
State	778	829	643
Foreign	89	(79)	3
Total deferred	$4,960	$5,251	$2,589

Income tax provision	$5,451	$5,923	$2,811

A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax expense is as follows:

	For the Fiscal Years Ended,
(thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Tax expense at statutory federal rate	$4,303	$11,673	$3,004
State and local tax, net of federal expense	1,245	720	561
Shortfalls from share-based compensation	(331)	(412)	23
Transaction and transaction-related costs	—	—	(808)
Impact of Federal Rate Change	—	(6,156)	—
Valuation allowance	192	(126)	—
Other	42	224	31
Total income tax provision	$5,451	$5,923	$2,811

Components of deferred tax assets (liabilities) are as follows:

	As of,
(thousands)	December 29, 2018	December 30, 2017
Deferred tax assets:
Net operating loss carryforward	$4,966	$5,869
Stock compensation	1,640	1,097
Tax intangible assets	1,444	1,515
Reserves and accruals	5,776	4,452
Income tax credits	1,345	1,545
Allowance for doubtful accounts	525	527
Total deferred tax asset	$15,696	$15,005
Less: valuation allowance	193	1
Net deferred tax asset	15,503	15,004

Deferred tax liabilities:
Prepaids	$(645)	$(544)
Depreciation and amortization	(29,374)	(24,016)
Total deferred tax liability	(30,019)	(24,560)

Net deferred tax liability	$(14,516)	$(9,556)

As of December 29, 2018, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2015. Federal and state income tax returns for fiscal years 2015 through 2018 are still open for examination.
As of December 29, 2018, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. As of December 29, 2018, the Company has provided a valuation allowance against those foreign net operating loss carryforwards of $0.2 million.
The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of both December 29, 2018 and December 30, 2017. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.
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
The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of December 29, 2018.
The following table summarizes the movement in unrecognized tax benefits:

	For the Fiscal Years Ended,
(thousands)	December 29, 2018	December 30, 2017
Gross Unrecognized Tax Benefits:
Beginning Balance	$2,509	$2,443
Additions based on current year's tax positions	36	10
Net changes based on prior year's tax positions	(1)	56
Ending Balance	$2,544	$2,509

(16)    SHARE-BASED COMPENSATION

The aggregate number of shares of common stock which may be issued under the Company’s 2008 Omnibus Plan ("Plan") is 2,602,077 plus any common stock that becomes available for issuance pursuant to the reusage provision of the Plan.  As of December 29, 2018, the number of shares available for issuance under the Plan was 178,842 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 31, 2016	514,287	$11.00	1.33	$2,414
Exercised	(494,852)	$11.15
Options outstanding at December 30, 2017	19,435	$7.33	1.23	$280
Exercised	(16,675)	$7.33
Options outstanding at December 29, 2018	2,760	$7.33	0.24	$41

The remaining 2,760 options will expire in March of 2019.

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

The following table shows a summary of restricted shares grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			For the fiscal years ended,			Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	2018	2017	2016	December 29, 2018	December 30, 2017
Members of Management	January, 2016	43,208	$97	$86	$111	$—	$101
Board of Directors	May, 2016	28,674	—	—	285	—	—
Members of Management	February, 2017	146,564	439	360	875	385	841
Chief Executive Officer	February, 2017	500,000	1,194	1,112	—	1,230	2,423
Board of Directors	April 2017	14,980	—	241	—	—	—
Members of Management	February, 2018	116,958	549	—	—	1,176	—
Members of Management	April, 2018	350,000	1,436	—	—	6,633	—
Board of Directors	May, 2018	13,800	285	—	—	—	—

During fiscal 2018, the Company also incurred $0.4 million of share-based compensation expense for potential expected future restricted share grants.

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. In fiscal 2018, the Company recorded approximately $1.2 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $1.2 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

The following table summarizes information about restricted stock awards for the periods ended December 30, 2017 through December 29, 2018:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2016	136,171	$12.42
Granted	659,842	15.11
Vested	(96,514)	13.17
Forfeited	(13,500)	14.28
Nonvested shares outstanding at December 30, 2017	685,999	$14.52
Granted	480,755	21.81
Vested	(149,710)	14.57
Forfeited	(3,181)	17.75
Nonvested shares outstanding at December 29, 2018	1,013,863	$18.20

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

As of December 29, 2018, the Company had reserved 129,262 shares of common stock available for purchase under the ESPP. In fiscal 2018, employees purchased 20,764 shares of the Company’s common stock with a weighted average fair market value of $21.42 per share.

(17)    STOCKHOLDERS' EQUITY

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

(18)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2018, 2017, and 2016 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	For the Fiscal Years Ended,
(Thousands, except per share data)	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$15,038	$28,410	$6,014
Less: Income attributable to noncontrolling interest	310	287	172
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$14,728	$28,123	$5,842

Weighted average basic shares outstanding	23,026	22,662	22,258
Dilutive shares for share–based compensation plans	308	260	258
Weighted average diluted shares outstanding	23,334	22,922	22,516

Net income per share: basic	$0.64	$1.24	$0.26
Net income per share: diluted	$0.63	$1.23	$0.26

(19) OTHER EXPENSE (INCOME) - NET

Other expense of $1.6 million for fiscal 2018 primarily consists of $1.0 million of site closure costs. Other (income) of $10.9 million for fiscal 2017 includes a gain of $5.1 million received in the first quarter of fiscal 2017 as a partial award for an arbitration claim and a gain of $3.6 million received during the second quarter of fiscal 2017 from a settlement agreement, both of which were related to our acquisition of FCC Environmental, LLC and International Petroleum Corp. of Delaware in 2014. Additionally, during the third quarter of 2017, the Company recorded a gain of $3.1 million from having sold the Company's facility located in Pompano Beach, Florida.

(20) SUBSEQUENT EVENTS

Acquisition of Certain Assets from GlyEco, Inc.

On January 11, 2019, Heritage-Crystal Clean completed the acquisition of certain assets of GlyEco, Inc.’s Consumer Division. The Consumer Division provided retail antifreeze sales, collection and recycling services across twenty-six states with focus in the Southeast, Mid-Atlantic and the Midwest. This acquisition represents an expansion of HCC’s recycling capacity and provides increased route density in areas where HCC currently provides antifreeze collection, sales and recycling services. HCC acquired three sites, including two additional recycling facilities in Florida and Minnesota and operations in South Dakota forming the basis for an additional sales branch for the Company. Total consideration for the acquisition was $1.4 million.

Acquisition of Certain Assets from W.S. Supplies, Inc.

On February 1, 2019, Heritage-Crystal Clean completed the acquisition of certain assets of W. S. Supplies, Inc. a subsidiary of Merrill’s Inc. W.S. Supplies, Inc. which provided chemical sales and service to auto dealerships and auto body-shops in Iowa, Nebraska, Minnesota, Missouri and South Dakota. The acquisition represents an expansion of HCC’s Environmental Services business in this geographic area while potentially providing new services and products for this market. No facilities were acquired in the transaction and all service employees and activity will be consolidated in existing branch territories. Total consideration for the acquisition was $0.5 million.

(20)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2018				Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues
Service revenues	$54,137	$60,014	$58,054	$78,057	$53,473	$54,550	$54,048	$71,928
Product revenues	29,010	40,289	41,620	49,002	26,980	31,832	29,283	43,863
Total revenues	$83,147	$100,303	$99,674	$127,059	$80,453	$86,382	$83,331	$115,791
Operating expenses
Operating costs	$68,386	$76,272	$76,045	$102,462	$61,290	$63,270	$63,650	$87,892
Selling, general, and administrative expenses	11,022	11,522	10,641	14,529	12,341	10,575	10,955	13,530
Depreciation and amortization	3,643	3,659	3,776	5,079	4,132	4,184	4,186	5,465
Other expense (income) - net	389	341	253	623	(5,006)	(3,027)	(3,079)	172
Operating (loss) income	(293)	8,509	8,959	4,366	7,696	11,380	7,619	8,732
Interest expense – net	245	240	256	310	87	412	275	320
(Loss) income before income taxes	$(538)	$8,269	$8,703	$4,056	$7,609	$10,968	$7,344	$8,412
(Benefit of) provision for income taxes	(436)	2,149	2,284	1,455	2,792	3,982	2,587	(3,438)
Net (loss) income	(102)	6,120	6,419	2,601	4,817	6,986	4,757	11,850
Less: Income attributable to noncontrolling interest	18	121	74	97	53	52	52	130
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(120)	$5,999	$6,345	$2,504	$4,764	$6,934	$4,705	$11,720

Net (loss) income per share: basic	(0.01)	0.26	0.28	0.11	0.21	0.31	0.21	0.51
Net (loss) income per share: diluted	(0.01)	0.26	0.27	0.11	0.21	0.30	0.21	0.51

Number of weighted average shares outstanding: basic	22,962	23,029	23,048	23,056	22,353	22,506	22,686	22,887
Number of weighted average shares outstanding: diluted	22,962	23,361	23,404	23,411	22,892	22,832	22,970	23,099

OTHER OPERATING DATA:
Average revenues per working day - Environmental Services	$970	$1,090	$1,090	$1,130	$900	$935	$935	$890

(a)	Reflects a sixteen week quarter.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 29, 2018. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 29, 2018 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that, as of December 29, 2018, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal control over financial reporting as of December 29, 2018 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2019 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

We have adopted a Code of Business Conduct and Ethics that applies to all our employees. This code of conduct is available on our website at www.crystal-clean.com. Amendments to, or waivers from, the Code of Conduct is posted on our website and provided to you without charge upon written request to Heritage-Crystal Clean, Inc., Attention: Chief Financial Officer, 2175 Point Boulevard, Suite 375, Elgin, Illinois, 60123.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,760	$7.33	176,082
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	2,760	$7.33	176,082

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017
Consolidated Statements of Income for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016
Consolidated Statements of Stockholders' Equity for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016

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
10.6
Heritage-Crystal Clean, Inc. Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.25 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

10.7*
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

10.9*
Form of Option Grant Agreement under Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.28 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

10.10*
Heritage-Crystal Clean, Inc. Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.29 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

10.11*
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

10.13*
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

10.14*	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011).
10.15*
Employment Agreement between Brian Recatto, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the SEC on December 9, 2016).

10.16*
Employment Agreement between Mark DeVita, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.17*
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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 5, 2019	By:	/s/ Brian Recatto

Brian Recatto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 5, 2019.

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