Form 10-Q
period 2019-03-23
Heritage-Crystal Clean, Inc.
filed 2019-05-02
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 23, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to _________________

Commission File Number 001-33987

HERITAGE-CRYSTAL CLEAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0351454
State or other jurisdiction of	(I.R.S. Employer
Incorporation	Identification No.)

2175 Point Boulevard
Suite 375
Elgin, IL 60123
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (847) 836-5670

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol	Name of Exchange on which registered
Common Stock, par value $0.01 per share	HCCI	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

On April 30, 2019, there were outstanding 23,125,474 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 23, 2019	December 29, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,692	$43,579
Accounts receivable - net	53,326	51,744
Inventory - net	29,661	33,059
Other current assets	4,914	6,835
Total current assets	130,593	135,217
Property, plant and equipment - net	144,796	139,987
Right of use assets	62,929	—
Equipment at customers - net	23,839	23,814
Software and intangible assets - net	17,070	14,681
Goodwill	32,358	34,123
Total assets	$411,585	$347,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,858	$32,630
Current portion of lease liabilities	18,433	—
Contract liabilities - net	2,399	166
Accrued salaries, wages, and benefits	4,483	6,024
Taxes payable	6,290	6,120
Other current liabilities	5,986	5,089
Total current liabilities	72,449	50,029
Lease liabilities, net of current portion	44,298	—
Long-term debt	29,116	29,046
Deferred income taxes	13,544	14,516
Total liabilities	$159,407	$93,591

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,120,998 shares and 23,058,584 shares issued and outstanding at March 23, 2019 and December 29, 2018, respectively	$231	$231
Additional paid-in capital	197,909	197,533
Retained earnings	53,307	55,819
Total Heritage-Crystal Clean, Inc. stockholders' equity	251,447	253,583
Noncontrolling interest	731	648
Total equity	252,178	254,231
Total liabilities and stockholders' equity	$411,585	$347,822

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income/(Loss)
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 23, 2019	March 24, 2018

Revenues
Service revenues	$56,366	$54,137
Product revenues	35,858	29,010
Rental income	3,548	—
Total revenues	$95,772	$83,147

Operating expenses
Operating costs	$82,483	$68,386
Selling, general, and administrative expenses	12,396	11,022
Depreciation and amortization	4,136	3,643
Other (income) expense - net	(58)	389
Operating loss	(3,185)	(293)
Interest expense – net	230	245
Loss before income taxes	(3,415)	(538)
Benefit from income taxes	(986)	(436)
Net loss	(2,429)	(102)
Income attributable to noncontrolling interest	83	18
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(2,512)	$(120)

Net loss per share: basic	$(0.11)	$(0.01)
Net loss per share: diluted	$(0.11)	$(0.01)

Number of weighted average shares outstanding: basic	23,117	22,962
Number of weighted average shares outstanding: diluted	23,117	22,962

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

(Unaudited)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926
Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net (loss) income	—	—	—	(120)	(120)	18	(102)
Issuance of common stock – ESPP	4,822	—	100	—	100	—	100
Share-based compensation	114,237	1	827	—	828	—	828
Share repurchases to satisfy tax withholding obligations	—	—	(1,031)	—	(1,031)	—	(1,031)
Balance at March 24, 2018	23,010,733	$230	$193,536	$40,971	$234,737	$716	$235,453

Balance at December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231
Net (loss) income	—	—	—	(2,512)	(2,512)	83	(2,429)
Issuance of common stock – ESPP	4,975	—	111	—	111	—	111
Exercise of stock options	2,760	—	20	—	20	—	20
Share-based compensation	54,679	—	889	—	889	—	889
Share repurchases to satisfy tax withholding obligations	—	—	(644)	—	(644)	—	(644)
Balance at March 23, 2019	23,120,998	$231	$197,909	$53,307	$251,447	$731	$252,178

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Quarter Ended,
	March 23, 2019	March 24, 2018
Cash flows from Operating Activities:
Net loss	$(2,429)	$(102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,136	3,643
Bad debt provision	249	286
Share-based compensation	889	828
Deferred taxes	(972)	(386)
Other, net	(171)	74
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,473)	(1,678)
Decrease (increase) in inventory	3,716	(3,755)
Decrease in other current assets	1,921	773
Increase in accounts payable	1,531	2,344
Increase (decrease) in accrued liabilities	1,781	(2,564)
Cash provided by (used in) operating activities	$9,178	$(537)

Cash flows from Investing Activities:
Capital expenditures	$(7,579)	$(3,568)
Business acquisitions, net of cash acquired	(1,973)	—
Proceeds from the disposal of assets	—	55
Cash used in investing activities	$(9,552)	$(3,513)

Cash flows from Financing Activities:
Proceeds from the exercise of stock options	$20	$—
Share repurchases to satisfy tax withholding obligations	(644)	(382)
Proceeds from the issuance of common stock	111	100
Cash used in financing activities	$(513)	$(282)
Net decrease in cash and cash equivalents	(887)	(4,332)
Cash and cash equivalents, beginning of period	43,579	41,889
Cash and cash equivalents, end of period	$42,692	$37,557

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$2
Cash paid for interest	334	249
Supplemental disclosure of non-cash information:
Payables for construction in progress	$1,933	$451
Payables for share-based tax withholdings	—	649
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 23, 2019

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

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, vacuum truck services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on December 29, 2018. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, drum waste removal services, vacuum truck services, field services, and other services. In the Company's Oil Business segment, product revenues primarily consist of sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of waste water and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes in these policies or their application during the first quarter of fiscal 2019 with the exception of our accounting for leases. See footnote 12 — Commitments and Contingencies for more information.

Recently Issued Accounting Pronouncements
Standard	Issuance Date	Description	Our Effective Date	Effect on the Financial Statements
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”	June 2016
This update modifies the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to utilize a new forward-looking “expected loss” methodology that generally will result in the earlier recognition of allowance for losses.
			December 29, 2019	The Company is evaluating the impact this new standard would have on our consolidated financial statements.

Recently Issued Accounting Standards Adopted
Standard	Issuance Date	Description	Effective Date	Effect on the Financial Statements
ASU 2016-02 Leases (Topic 842), and subsequent updates	February 2016
This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early application of the amendments in this update is permitted for all entities.
December 30, 2018
The Company adopted the new leasing standard ASC 842 "Leases" on December 30, 2018. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (December 30, 2018) and will not restate comparative periods. The adoption resulted in the recognition of $63.3 million of right of use assets and $63.3 million of lease liabilities. The Company recognized approximately $2.2 million of deferred rental income from certain embedded leases during the first quarter of 2019.

Effective December 30, 2018, the Company adopted the requirements of Topic 842. The cumulative effects of the changes made to our Statement of Income and Balance Sheet are as follows:

	For the First Quarter Ended, March 23, 2019
	As Reported	Balances Without Adoption of Topic 842	Effect of Change
(thousands)			Higher/(Lower)
Statement of Income

Service revenues	$56,366	$62,116	$(5,750)
Rental income	3,548	—	3,548
Total revenues	95,772	97,974	(2,202)
Operating loss	(3,185)	(983)	(2,202)
Loss before income taxes	(3,415)	(1,213)	(2,202)
Net loss	(2,429)	(862)	(1,567)
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(2,512)	$(945)	$(1,567)

Net loss per share: basic	$(0.11)	$(0.04)	$(0.07)
Net loss per share: diluted	$(0.11)	$(0.04)	$(0.07)

	March 23, 2019
	As Reported	Balances Without Adoption of Topic 842	Effect of Change
(thousands)			Higher/(Lower)
Balance Sheet

Right of use assets	$62,929	$—	$62,929
Total assets	411,585	348,656	62,929
Current portion of lease liabilities	18,433	—	18,433
Contract liabilities - net	2,399	197	2,202
Other current liabilities	5,986	5,788	198
Total current liabilities	72,449	51,616	20,833
Lease liabilities, net of current portion	44,298	—	44,298
Deferred income taxes	13,544	14,179	(635)
Total liabilities	159,407	94,911	64,496
Retained earnings	53,307	54,874	(1,567)
Heritage-Crystal Clean, Inc. stockholders' equity	$251,447	$253,014	$(1,567)
Total equity	$252,178	$253,745	$(1,567)
Total liabilities and stockholders' equity	$411,585	$348,656	$62,929

(3)    BUSINESS COMBINATIONS

On January 11, 2019, the Company purchased the assets of the consumer division of GlyEco, Inc. ("GlyEco") pursuant to an Asset Purchase Agreement. The Company purchased the assets of GlyEco's consumer division to expand the Company’s antifreeze line of business while expanding geographically. The purchase price was set at $1.6 million subject to certain adjustments, including working capital adjustments, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. The results of GlyEco are consolidated into the Company’s Environmental Services segment.

On February 1, 2019, the Company purchased the assets of W.S. Supplies, Inc. ("WSS") pursuant to an Asset Purchase Agreement. The Company purchased the assets of WSS to expand the Company’s Environmental Services segment in the mid-west. The purchase price was set at $0.5 million subject to certain adjustments, including a contingent consideration provision, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date.We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. The results of WSS are consolidated into the Company’s Environmental Services segment.

On May 3, 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding Company-Kansas City, LLC (collectively "PPI") pursuant to an Asset Purchase Agreement. The Company purchased the assets of PPI to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. The purchase price was set at $5.9 million subject to certain adjustments, including a working capital adjustment and a contingent consideration provision. During the measurement period, the Company finalized the purchase price allocation of the PPI business combination. Compared to the provisional values reported as of December 29, 2018, the fair values presented in the table below reflect increases to property, plant, & equipment of $0.2 million and other intangible assets of $1.5 million. Compared to the provisional values reported as of December 29, 2018, the finalized fair values presented in the table below reflect decreases to contingent consideration of $0.1 million and goodwill of $1.8 million. Contingent consideration to be paid subsequent to March 23, 2019 is contingent upon several business performance metrics over the three-year period starting with the acquisition date and ending May 3, 2021. The range of the potential contingent consideration, which is to be paid out subsequent to March 23, 2019, is between zero to $1.5 million. Goodwill recognized from the acquisition of PPI represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of PPI and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of PPI are consolidated into the Company’s Environmental Services segment.

On June 11, 2018, the Company purchased the assets of Kurt Lanse d/b/a Hot Tank Supply Company ("HTSC") pursuant to an Asset Purchase Agreement. The Company purchased the assets of HTSC to expand the Company’s market share in California. The purchase price was set at $0.7 million subject to certain adjustments, including a working capital adjustment and a deferred and contingent consideration provision, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of contingent consideration, working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. The Company estimates that contingent consideration to be paid subsequent to March 23, 2019 will be approximately $0.1 million. Goodwill recognized from the acquisition of HTSC represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of HTSC and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of HTSC are consolidated into the Company’s Environmental Services segment.

The following table summarizes the estimated fair values of the assets acquired, some of which are preliminary, related to each acquisition:

	As of March 23, 2019
(thousands)	GlyEco	WSS	PPI	HTSC

Accounts receivable	$359	$—	$909	$40
Inventory	290	28	259	3
Property, plant, & equipment	746	154	2,154	47
Equipment at customers	—	24	—	104
Intangible assets	251	298	2,001	100
Goodwill	—	—	406	377
Total purchase price, net of cash acquired	$1,646	$504	$5,729	$671
Less: working capital adjustment	23	14	(62)	(9)
Less: deferred consideration	—	—	—	225
Less: contingent consideration	—	90	1,341	100
Less: to be placed in escrow	—	50	—	—
Net cash paid	$1,623	$350	$4,450	$355

Unaudited Pro-forma Financial Information

Pro forma financial information was not presented as results were immaterial to the Company's consolidated results for the quarter ended March 23, 2019.

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

The following table disaggregates our revenue by major lines:

	For the First Quarter Ended, March 23, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$38,134	$—	$38,134
Vacuum Services & Wastewater Treatment	13,976	—	13,976
Antifreeze Business	6,658	—	6,658
Field Services	3,841	—	3,841
Environmental Services - Other	403	—	403
Re-refinery Product Sales	—	24,035	24,035
Oil Collection Services & RFO	—	3,962	3,962
Oil Filter Business	—	1,215	1,215
Revenues from Contracts with Customers	63,012	29,212	92,224
Other Revenue	3,484	64	3,548
Total Revenues	$66,496	$29,276	$95,772

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	March 23, 2019	December 29, 2018
Contract assets	$45	$100
Contract liabilities	2,444	266
Contract liabilities - net	$2,399	$166

During the quarter ended March 23, 2019, the Company recognized $0.3 million of revenue that was included in the contract liabilities balance as of December 29, 2018. During the quarter ended March 23, 2019, the Company recognized within Contract liabilities - net approximately $2.2 million of deferred rental income as a result of the Company having adopted ASC 842 on December 30, 2018. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(thousands)	March 23, 2019	December 29, 2018
Trade	$52,455	$51,118
Less: allowance for doubtful accounts	1,841	1,816
Trade - net	50,614	49,302
Related parties	2,083	1,595
Other	629	847
Total accounts receivable - net	$53,326	$51,744

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 23, 2019, and the fiscal year ended December 29, 2018:

(thousands)	March 23, 2019	December 29, 2018
Balance at beginning of period	$1,816	$1,881
Provision for bad debts	249	628
Accounts written off, net of recoveries	(224)	(693)
Balance at end of period	$1,841	$1,816

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	March 23, 2019	December 29, 2018
Used oil and processed oil	$8,664	$12,124
Solvents and solutions	7,983	8,216
Machines	5,988	5,334
Drums and supplies	5,098	5,231
Other	2,170	2,378
Total inventory	29,903	33,283
Less: machine refurbishing reserve	242	224
Total inventory - net	$29,661	$33,059

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first quarters of fiscal 2019 or fiscal 2018.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	March 23, 2019	December 29, 2018
Machinery, vehicles, and equipment	$100,350	$98,708
Buildings and storage tanks	69,977	69,791
Land	9,659	9,546
Leasehold improvements	5,738	5,701
Construction in progress	20,251	15,405
Assets held for sale	4	4
Total property, plant and equipment	205,979	199,155
Less: accumulated depreciation	61,183	59,168
Property, plant and equipment - net	$144,796	$139,987

(thousands)	March 23, 2019	December 29, 2018
Equipment at customers	$74,113	$73,075
Less: accumulated depreciation	50,274	49,261
Equipment at customers - net	$23,839	$23,814

Depreciation expense for the first quarters ended March 23, 2019 and March 24, 2018 was $3.1 million and $2.9 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 29, 2018 to March 23, 2019:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 29, 2018
Gross carrying amount	$3,952	$34,123	$38,075
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 29, 2018	$—	$34,123	$34,123
Measurement period adjustments	—	(1,765)	—
Goodwill at March 23, 2019
Gross carrying amount	3,952	32,358	36,310
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at March 23, 2019	$—	$32,358	$32,358
The following is a summary of software and other intangible assets:

	March 23, 2019			December 29, 2018
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$25,020	$12,001	$13,019	$23,686	$11,445	$12,241
Software	6,446	4,452	1,994	5,040	4,094	946
Non-compete agreements	3,369	2,952	417	2,937	2,904	33
Patents, formulae, and licenses	1,769	723	1,046	1,769	708	1,061
Other	1,701	1,107	594	1,442	1,042	400
Total software and intangible assets - net	$38,305	$21,235	$17,070	$34,874	$20,193	$14,681

Amortization expense was $1.0 million for the first quarter ended March 23, 2019, and $0.7 million for the first quarter ended March 24, 2018. The weighted average useful lives of software; customer & supplier relationships; patents, formulae, and licenses; non-compete agreements, and other intangibles were 10 years, 11 years, 15 years, 5 years, and 7 years, respectively.

The expected amortization expense for the remainder of fiscal 2019 and for fiscal years 2020, 2021, 2022, and 2023 is $2.4 million, $3.0 million, $2.8 million, $2.6 million, and $2.1 million, respectively. The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	March 23, 2019	December 29, 2018
Accounts payable	$34,459	$32,471
Accounts payable - related parties	399	159
Total accounts payable	$34,858	$32,630

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.
Debt at March 23, 2019 and December 29, 2018 consisted of the following:

(thousands)	March 23, 2019	December 29, 2018
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	884	954
Debt less unamortized debt issuance costs	$29,116	$29,046

The Company recorded interest expense of $0.4 million, of which $0.3 million is on our term loan, and $0.1 million which is amortization of debt issuance costs, for the first quarter ended March 23, 2019. The Company recorded interest expense of $0.3 million for the first quarter ended March 24, 2018 which was primarily on our term loan.

The Company's weighted average interest rate for all debt as of March 23, 2019, and March 24, 2018 was 4.5% and 3.4%, respectively.

As of March 23, 2019 and December 29, 2018, the Company was in compliance with all covenants under its Credit Agreement. As of March 23, 2019 and December 29, 2018, the Company had $1.2 million and $1.3 million of standby letters of credit issued, respectively, and $63.8 million and $63.7 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at March 23, 2019 approximates fair value.

(11)    SEGMENT INFORMATION

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists primarily of the Company's parts cleaning, containerized waste management, vacuum truck service, antifreeze recycling activities, and field services. The Oil Business segment consists primarily of the Company's used oil collection, used oil re-refining activities, and the dehydration of used oil to be sold as recycled fuel oil.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues. Both the Environmental Services and Oil Business segment operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the first quarters ended March 23, 2019, and March 24, 2018 were as follows:

First Quarter Ended,
March 23, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$52,875	$3,491	$—	$56,366
Product revenues	10,137	25,721	—	35,858
Rental income	3,484	64	—	3,548
Total revenues	$66,496	$29,276	$—	$95,772
Operating expenses
Operating costs	50,163	32,320	—	82,483
Operating depreciation and amortization	1,636	1,434	—	3,070
Profit (loss) before corporate selling, general, and administrative expenses	$14,697	$(4,478)	$—	$10,219
Selling, general, and administrative expenses			12,396	12,396
Depreciation and amortization from SG&A			1,066	1,066
Total selling, general, and administrative expenses			$13,462	$13,462
Other income - net			(58)	(58)
Operating loss				(3,185)
Interest expense – net			230	230
Loss before income taxes				$(3,415)

First Quarter Ended,
March 24, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$51,032	$3,105	$—	$54,137
Product revenues	6,444	22,566	—	29,010
Total revenues	$57,476	$25,671	$—	$83,147
Operating expenses
Operating costs	42,725	25,661	—	68,386
Operating depreciation and amortization	1,490	1,389	—	2,879
Profit (loss) before corporate selling, general, and administrative expenses	$13,261	$(1,379)	$—	$11,882
Selling, general, and administrative expenses			11,022	11,022
Depreciation and amortization from SG&A			764	764
Total selling, general, and administrative expenses			$11,786	$11,786
Other expense - net			389	389
Operating loss				(293)
Interest expense – net			245	245
Loss before income taxes				$(538)

Total assets by segment as of March 23, 2019, and December 29, 2018 were as follows:

(thousands)	March 23, 2019	December 29, 2018
Total Assets:
Environmental Services	$197,092	$148,192
Oil Business	157,383	142,691
Unallocated Corporate Assets	57,110	56,939
Total	$411,585	$347,822

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, goodwill, and inventories. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters as well as cash and net deferred tax assets.

(12)    COMMITMENTS AND CONTINGENCIES

LEASES

Lessee

The Company leases buildings and property, railcars, machinery and equipment, and various types of vehicles for use in our operations. Each arrangement is evaluated individually to determine if the arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and we have elected to not separate lease and non-lease components for all classes of underlying assets. In addition, our lease agreements do not contain any material residual guarantees or restrictive covenants.

Leases may include variable lease payments for common area maintenance, real estate taxes, and truck lease mileage. No leases are tied to a market index rate or CPI. Variable lease payments are not included in the initial measurement of the right-of-use assets or lease liabilities, and are recorded as lease expense in the period incurred. Unless leases include an option to renew terms for longer than a year, leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheet. Leases with initial terms in excess of 12 months are recorded as operating leases in our Consolidated Balance Sheet.

Right-of-use assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are measured at the initial measurement of the lease liability, adjusted for any lease payments made prior to the lease commencement date, less any lease incentives received and other initial direct costs incurred. Operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments.

Our leases have remaining terms ranging from less than one month to 11 years and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. We have no finance leases as of March 23, 2019.

The components of lease expense were as follows:

(thousands)	For the First Quarter Ended, March 23, 2019
Operating lease cost	$6,031
Short-term lease cost	1,404
Variable lease cost	1,093
Total lease cost	$8,528

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,341

Right-of-use assets obtained in exchange for new operating lease liabilities	$67,593

As of March 23, 2019
Weighted-average remaining lease term	4.40
Weighted-average discount rate	5.5%

Future annual minimum lease payment commitments as of March 23, 2019 were as follows:

(thousands)
2019	$16,705
2020	16,997
2021	13,355
2022	10,139
2023	6,887
2024 and thereafter	6,822
Total minimum lease payments	$70,905
Less: imputed interest	8,174
Lease liability	$62,731

Lessor

The Company is a lessor of portions of a building and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. As of March 23, 2019, the Company is party to a contract under which it leases railcars to the related party Calumet Specialty Products Partners, L.P. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of a building and property.

Rental income for the first quarter ended March 23, 2019 was as follows:

(thousands)	Environmental Services	Oil Business	Total
Parts Cleaning	$3,484	$—	$3,484
Railcars	—	57	57
Property	—	7	7
Total rental income	$3,484	$64	$3,548

Purchase Obligations

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

The Company has purchase obligations in the form of open purchase orders of $19.0 million as of March 23, 2019, and $18.6 million as of December 29, 2018, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 23, 2019 and December 29, 2018, the Company had accrued $4.4 million and $4.2 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

 The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the first quarter of 2019. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL"). The balance on the federal NOL as of March 23rd, 2019 was $26.2 million. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $5.9 million.

The Company's effective tax rate for the first quarter of fiscal 2019 was 28.9% compared to 81.1% in the first quarter of fiscal 2018. The rate difference is principally attributable to windfall tax benefits associated with stock compensation having a lesser effect on the tax rate compared to the first quarter of 2018.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of March 23, 2019. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(14)    SHARE-BASED COMPENSATION

On February 20, 2019, the Compensation Committee and the Board of Directors of the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”), to replace the Company’s 2008 Omnibus Incentive Plan (“2008 Plan”), which expired in March 2018. The 2019 Plan is subject to shareholder approval, and if the stockholders approve the 2019 Plan, the total number of shares of common stock that will be made available for award grants under the 2019 Plan will be 1,500,000 shares.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Outstanding Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 29, 2018	2,760	$7.33	0.24	$41
Exercised	(2,760)	7.33	—	—
Options outstanding at March 23, 2019	—	$—	—	$—

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Quarters Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	March 23, 2019	March 24, 2018	March 23, 2019	December 29, 2018
Members of Management	February, 2017	146,564	$89	$99	$296	$385
Chief Executive Officer	February, 2017	500,000	205	511	1,025	1,230
Members of Management	February, 2018	116,958	136	122	1,040	1,176
Members of Management	April, 2018	350,000	163	—	5,192	6,633
Board of Directors	May, 2018	13,800	—	66	—	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first quarter of fiscal 2019, the Company recorded approximately $0.2 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $1.0 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

The following table summarizes the restricted stock activity for the first quarter ended March 23, 2019:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 29, 2018	1,013,863	$18.20
Granted	—	—
Vested	(82,072)	16.99
Forfeited	(65,641)	22.04
Nonvested shares outstanding at March 23, 2019	866,150	$18.02

Employee Stock Purchase Plan

As of March 23, 2019, the Company had reserved 124,287 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the first quarter of fiscal 2019, employees purchased 4,975 shares of the Company’s common stock with a weighted average fair market value of $23.54 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2019 and 2018, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	First Quarter Ended,
(thousands, except share amounts)	March 23, 2019	March 24, 2018
Net loss	$(2,429)	$(102)
Less: income attributable to noncontrolling interest	83	18
Net loss attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$(2,512)	$(120)

Weighted average basic shares outstanding	23,117	22,962
Weighted average diluted shares outstanding	23,117	22,962

Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	248	170

Net loss per share: basic	$(0.11)	$(0.01)
Net loss per share: diluted	$(0.11)	$(0.01)

(16)  OTHER (INCOME) EXPENSE - NET

Other (income) expense - net was $0.1 million of income for the first quarter of fiscal 2019. Other expense (income) - net of $0.4 million of expense for the first quarter of fiscal 2018 primarily related to $0.3 million of site closure costs for a facility in Wilmington, DE.

(17) SUBSEQUENT EVENTS

On February 20, 2019, the Compensation Committee and the Board of Directors of the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 plan was approved by shareholders on May 1, 2019 at the Company's Annual Meeting. See footnote 14 — Share-Based Compensation for more information.

On March 25, 2019, the Company completed the acquisition of certain assets of All Valley Disposal, Inc., an environmental services provider based in Fresno, California. Consideration for the acquisition paid at closing was approximately $0.6 million. Contingent upon the achievement of certain business performance metrics, total consideration for the acquisition could reach a maximum of approximately $1.3 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 6, 2019. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2018 filed with the SEC on March 6, 2019. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("first quarter" or "quarter") ended March 23, 2019 and March 24, 2018, respectively. "Fiscal 2018" represents the 52-week period ended December 29, 2018, and "Fiscal 2019" represents the 52-week period ending December 28, 2019.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services primarily to small and medium sized industrial customers as well as vehicle maintenance customers. We own and operate a used oil re-refinery, several wastewater treatment plants and multiple antifreeze recycling facilities. We believe we are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing services sector in North America, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens. We operate from a network of 91 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 70% of our total Company revenues for the first quarter of fiscal 2019. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which accounted for approximately 30% of our total Company revenues in the first quarter of fiscal 2019.

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

There were no material changes during the first quarter of fiscal 2019 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 with the exception of the adoption of the new lease standard, ASC 820. See footnote 12 — Commitments and Contingencies for more information.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the First Quarter Ended,
(thousands)	March 23, 2019		March 24, 2018

Revenues
Service revenues	$56,366	58.9%	$54,137	65.1%
Product revenues	35,858	37.4%	29,010	34.9%
Rental income	3,548	3.7%	—	—%
Total revenues	$95,772	100.0%	$83,147	100.0%
Operating expenses
Operating costs	$82,483	86.1%	$68,386	82.2%
Selling, general, and administrative expenses	12,396	12.9%	11,022	13.3%
Depreciation and amortization	4,136	4.3%	3,643	4.4%
Other (income) expense - net	(58)	(0.1)%	389	0.5%
Operating loss	(3,185)	(3.3)%	(293)	(0.4)%
Interest expense – net	230	0.2%	245	0.3%
Loss before income taxes	(3,415)	(3.6)%	(538)	(0.6)%
Benefit from income taxes	(986)	(1.0)%	(436)	(0.5)%
Net loss	(2,429)	(2.5)%	(102)	(0.1)%
Income attributable to noncontrolling interest	83	0.1%	18	—%
Net loss attributable to Heritage-Crystal Clean, Inc. common stockholders	$(2,512)	(2.6)%	$(120)	(0.1)%

Revenues

For the first quarter of fiscal 2019, revenues increased $12.6 million, or 15.2%, from $83.1 million in the first quarter of fiscal 2018 to $95.8 million in the first quarter of fiscal 2019. The increase in revenue was driven by growth in most Environmental Services segment product and service lines of business with the strongest growth in our antifreeze, vacuum, and containerized waste businesses. In addition, the Company achieved a 14.0% increase in revenue from our Oil Business segment mainly due to an increase in volume of base oil gallons sold, partially offset by a decrease in our selling price.

Operating costs

Operating costs increased $14.1 million, or 20.6%, from the first quarter of fiscal 2018 compared to the first quarter of fiscal 2019. The largest portion of this increase was mainly driven by lower spreads in our Oil Business segment, and higher labor and disposal costs in our Environmental Services segment. Higher labor costs were primarily due to additional resources added as part of our growth initiatives, while higher disposal costs were mainly attributable to the increased operations from sales growth and increased disposal costs as a percentage of revenue in our field services business.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1.4 million, or 12.5%, from the first quarter of fiscal 2018 to the first quarter of fiscal 2019. The increase in expense was mainly driven by higher professional services fees and retirement costs.

Other expense (income) - net

Other (income) expense - net was $0.1 million of income for the first quarter of fiscal 2019. Other expense (income) - net of $0.4 million of expense for the first quarter of fiscal 2018 was primarily related to $0.3 million of site closure costs for a facility in Wilmington, DE.

Interest expense - net

Net interest expense for the first quarter of fiscal 2019 and fiscal 2018 was $0.2 million.

Provision for income taxes

The Company's effective tax rate for the first quarter of fiscal 2019 was 28.9% compared to 81.1% in the first quarter of fiscal 2018. The rate difference is principally attributable to windfall tax benefits associated with stock compensation having a lesser effect on the tax rate compared to the first quarter of 2018.

Segment Information

The following table presents revenues by reportable segment:

	For the First Quarter Ended,		Change

(thousands)	March 23, 2019	March 24, 2018	$	%
Revenues:
Environmental Services	$66,496	$57,476	$9,020	15.7%
Oil Business	29,276	25,671	3,605	14.0%
Total	$95,772	$83,147	$12,625	15.2%

In the first quarter of fiscal 2019, Environmental Services revenue increased by $9.0 million, or 15.7%, from $57.5 million in the first quarter of fiscal 2018 to $66.5 million in the first quarter of fiscal 2019. The 15.7% increase in revenue was driven by growth in all of our product and service lines with the strongest growth in our antifreeze, vacuum, and containerized waste businesses.

In the first quarter of fiscal 2019, Oil Business revenues were up $3.6 million, or 14.0%, compared to the first quarter of fiscal 2018. The revenue increase was mainly due to a 32.1% increase in volume of base oil gallons sold, partially offset by a decrease in our selling price. During the first quarter of fiscal 2019, we produced 9.4 million gallons of base oil at an 86.9% rate of nameplate capacity compared to 8.1 million gallons at a 74.6% rate of nameplate capacity during the first quarter of fiscal of 2018.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	For the First Quarter Ended,		Change

(thousands)	March 23, 2019	March 24, 2018	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$14,697	$13,261	$1,436	10.8%
Oil Business	(4,478)	(1,379)	(3,099)	224.7%
Total	$10,219	$11,882	$(1,663)	(14.0)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $1.4 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The $1.4 million increase was mainly driven by higher revenue, partially offset by a one-time adjustment related to the adoption of a new lease accounting standard and higher labor and field services disposal costs.

Oil Business profit before corporate SG&A expense decreased $3.1 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The decrease in profit before corporate SG&A expense was mainly due to lower base oil prices and the resulting decrease in spread between the price of base oil and the cost of used oil feedstock and, to a lesser extent, repair costs related to unplanned downtime and the cost of oil collection truck-related insurance claims.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 23, 2019 and December 29, 2018, cash and cash equivalents were $42.7 million and $43.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

As of March 23, 2019 and December 29, 2018, the Company was in compliance with all covenants under the Credit Agreement. As of March 23, 2019 and December 29, 2018, the Company had $1.2 million and $1.3 million of standby letters of credit issued, respectively, and $63.8 million and $63.7 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of March 23, 2019 and December 29, 2018 was 4.5% and 3.4%, respectively. As of March 23, 2019, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	For the First Quarter Ended,
(thousands)	March 23, 2019	March 24, 2018
Net cash provided by (used in):
Operating activities	$9,178	$(537)
Investing activities	(9,552)	(3,513)
Financing activities	(513)	(282)
Net decrease in cash and cash equivalents	$(887)	$(4,332)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2019 and the first quarter of fiscal 2018 are summarized below:

Net Cash Provided by Operating Activities —

•	Earnings — Our decrease in net income during the first quarter of 2019 negatively impacted our net cash provided by operating activities by $2.3 million compared to the first quarter of 2018.

•
Inventory — In the first quarter of fiscal 2019, the decrease in inventory favorably affected cash flows from operating activities by $7.5 million compared to the first quarter of fiscal 2018 driven mainly by lower carrying value of inventory.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $7.6 million and $3.6 million for capital expenditures during the first quarter of fiscal 2019 and the first quarter of fiscal 2018, respectively. During the first quarter of 2019, we purchased $2.4 million on vehicles and $0.4 million on IT related projects in our Environmental Services segment. Additionally we spent approximately $1.0 million for purchases of parts cleaning machines compared to $1.2 million in the first quarter of fiscal 2018. In our Oil Business segment, during the first quarter of fiscal 2019, we spent $0.9 million for capital improvements to the re-refinery, compared to $0.8 million on the re-refinery during the first quarter of 2018. The remaining $2.9 million of capital expenditures in the first quarter of fiscal 2019 was for various items compared to approximately $1.6 million spent in the first quarter of fiscal 2018 for other projects.

•
Business acquisitions, net of cash acquired  — We used $2.0 million of cash outflows for acquisitions during the first quarter of fiscal 2019. See footnote 3  — Business Combinations for more information. We did not make any acquisitions during the first quarter of fiscal 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first quarter of fiscal 2019 was $30.0 million, and the annual effective interest rate for the Credit Facility for the first quarter of fiscal 2019 was 4.5%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.1 million to our interest expense in the first quarter of fiscal 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 23, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for new controls added from the adoption of ASU 2016-02 – Leases (Topic 842). The Company has implemented new lease accounting software and other control activities to evaluate and account for lease contracts under the new accounting standard.

PART II
ITEM 1.  LEGAL PROCEEDINGS

No change since the filing of our 10-K on March 6, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2019, in connection with the vesting of restricted stock awards held by certain employees, the Company purchased shares of its common stock from those employees for the sole purposes of satisfying the minimum tax withholding obligations upon the vesting of a portion of certain restricted stock awards granted to the employees by the Company. No shares were repurchased in the open market.

The following table shows the Company's stock repurchase activity during the first quarter ended March 23, 2019:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2019	26,248	$23.01	—	—
February 2019	1,867	$24.97	—	—
(a) Shares withheld for income tax liabilities.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 2, 2019	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer