Form 10-Q
period 2019-06-15
Heritage-Crystal Clean, Inc.
filed 2019-07-25
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 15, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 22, 2019, there were outstanding 23,180,470 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 15, 2019	December 29, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,168	$43,579
Accounts receivable - net	54,976	51,744
Inventory - net	29,052	33,059
Other current assets	7,422	6,835
Total current assets	143,618	135,217
Property, plant and equipment - net	145,599	139,987
Right of use assets	70,160	—
Equipment at customers - net	23,866	23,814
Software and intangible assets - net	16,756	14,681
Goodwill	32,742	34,123
Total assets	$432,741	$347,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,323	$32,630
Current portion of lease liabilities	20,708	—
Contract liabilities - net	2,371	166
Accrued salaries, wages, and benefits	4,890	6,024
Taxes payable	6,924	6,120
Other current liabilities	5,670	5,089
Total current liabilities	78,886	50,029
Lease liabilities, net of current portion	49,894	—
Long-term debt	29,186	29,046
Deferred income taxes	15,666	14,516
Total liabilities	$173,632	$93,591

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,180,012 shares and 23,058,584 shares issued and outstanding at June 15, 2019 and December 29, 2018, respectively	$232	$231
Additional paid-in capital	198,074	197,533
Retained earnings	60,363	55,819
Total Heritage-Crystal Clean, Inc. stockholders' equity	258,669	253,583
Noncontrolling interest	440	648
Total equity	259,109	254,231
Total liabilities and stockholders' equity	$432,741	$347,822

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 15, 2019	June 16, 2018	June 15, 2019	June 16, 2018

Revenues
Service revenues	$57,936	$60,014	$114,309	$114,151
Product revenues	41,302	40,289	77,160	69,299
Rental income	5,762	—	9,304	—
Total revenues	$105,000	$100,303	$200,773	$183,450

Operating expenses
Operating costs	$78,849	$76,272	$161,332	$144,658
Selling, general, and administrative expenses	11,042	11,522	23,438	22,544
Depreciation and amortization	4,061	3,659	8,196	7,302
Other expense - net	1,514	341	1,457	729
Operating income	9,534	8,509	6,350	8,217
Interest expense – net	219	240	449	486
Income before income taxes	9,315	8,269	5,901	7,731
Provision for income taxes	2,151	2,149	1,165	1,713
Net income	7,164	6,120	4,736	6,018
Income attributable to noncontrolling interest	108	121	192	139
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$7,056	$5,999	$4,544	$5,879

Net income per share: basic	$0.30	$0.26	$0.20	$0.26
Net income per share: diluted	$0.30	$0.26	$0.19	$0.25

Number of weighted average shares outstanding: basic	23,137	23,029	23,127	22,995
Number of weighted average shares outstanding: diluted	23,368	23,361	23,366	23,246

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Second Quarter Ended June 15, 2019 and June 16, 2018
(Unaudited)

Second Quarter Ended,
June 15, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at March 23, 2019	23,120,998	$231	$197,909	$53,307	$251,447	$731	$252,178
Net income	—	—	—	7,056	7,056	108	7,164
Distribution	—	—	—	—	—	(399)	(399)
Issuance of common stock – ESPP	4,476	—	117	—	117	—	117
Share-based compensation	54,538	1	831	—	832	—	832
Share repurchases to satisfy tax withholding obligations	—	—	(783)	—	(783)	—	(783)
Balance at June 15, 2019	23,180,012	$232	$198,074	$60,363	$258,669	$440	$259,109

Second Quarter Ended,
June 16, 2018
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 24, 2018	23,010,733	$230	$193,536	$40,971	$234,737	$716	$235,453
Net income	—	—	—	5,999	5,999	121	6,120
Distribution	—	—	—	—	—	(361)	(361)
Issuance of common stock – ESPP	4,819	—	104	—	104	—	104
Exercise of stock options	12,440	—	91	—	91	—	91
Share-based compensation	14,980	—	1,041	—	1,041	—	1,041
Share repurchases to satisfy tax withholding obligations	—	—	2	—	2	—	2
Balance at June 16, 2018	23,042,972	$230	$194,774	$46,970	$241,974	$476	$242,450

Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Half Ended June 15, 2019 and June 16, 2018
(Unaudited)

First Half Ended,
June 15, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231
Net income	—	—	—	4,544	4,544	192	4,736
Distributions	—	—	—	—	—	(400)	(400)
Issuance of common stock – ESPP	9,451	—	228	—	228	—	228
Exercise of stock options	2,760	—	20	—	20	—	20
Share-based compensation	109,217	1	1,720	—	1,721	—	1,721
Share repurchases to satisfy tax withholding obligations	—	—	(1,427)	—	(1,427)	—	(1,427)
Balance at June 15, 2019	23,180,012	$232	$198,074	$60,363	$258,669	$440	$259,109

First Half Ended,
June 16, 2018
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926
Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net income	—	—	—	5,879	5,879	139	6,018
Distribution	—	—	—	—	—	(361)	(361)
Issuance of common stock – ESPP	9,641	—	204	—	204	—	204
Exercise of stock options	12,440	—	91	—	91	—	91
Share-based compensation	129,217	1	1,868	—	1,869	—	1,869
Share repurchases to satisfy tax withholding obligations	—	—	(1,029)	—	(1,029)	—	(1,029)
Balance at June 16, 2018	23,042,972	$230	$194,774	$46,970	$241,974	$476	$242,450

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 15, 2019	June 16, 2018
Cash flows from Operating Activities:
Net income	$4,736	$6,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,196	7,302
Bad debt provision	572	352
Share-based compensation	1,721	1,869
Deferred taxes	1,151	1,704
Other, net	(248)	94
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,410)	(7,810)
Decrease (increase) in inventory	4,344	(5,031)
(Increase) decrease in other current assets	(587)	854
Increase in accounts payable	5,899	8,813
Increase (decrease) in accrued liabilities	2,964	(1,323)
Cash provided by operating activities	$25,338	$12,842

Cash flows from Investing Activities:
Capital expenditures	$(12,597)	$(7,371)
Business acquisitions, net of cash acquired	(2,573)	(4,505)
Proceeds from the disposal of assets	—	71
Cash used in investing activities	$(15,170)	$(11,805)

Cash flows from Financing Activities:
Proceeds from the exercise of stock options	$20	$91
Share repurchases to satisfy tax withholding obligations	(1,427)	(1,029)
Proceeds from the issuance of common stock	228	204
Distributions to noncontrolling interest	(400)	(361)
Cash used in financing activities	$(1,579)	$(1,095)
Net increase (decrease) in cash and cash equivalents	8,589	(58)
Cash and cash equivalents, beginning of period	43,579	41,889
Cash and cash equivalents, end of period	$52,168	$41,831

Supplemental disclosure of cash flow information:
Income taxes paid	$979	$371
Cash paid for interest	659	535
Supplemental disclosure of non-cash information:
Payables for construction in progress	$931	$838
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 15, 2019

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes in these policies or their application during the first half of fiscal 2019 with the exception of our accounting for leases. See footnote 12 — Commitments and Contingencies for more information.

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

Effective December 30, 2018, the Company adopted the requirements of Topic 842. The cumulative effects of the changes made to our Statement of Income and Balance Sheet are as follows:

	For the Second Quarter Ended, June 15, 2019			For the First Half Ended, June 15, 2019

	As Reported	Balances Without Adoption of Topic 842	Effect of Change	As Reported	Balances Without Adoption of Topic 842	Effect of Change
(thousands, except share amounts)			Higher/(Lower)			Higher/(Lower)
Statement of Income

Service revenues	$57,936	$63,654	$(5,718)	$114,309	$125,771	$(11,462)
Rental income	5,762	—	5,762	9,304	—	9,304
Total revenues	105,000	104,956	44	200,773	202,931	(2,158)
Operating income	9,534	9,490	44	6,350	8,508	(2,158)
Income before income taxes	9,315	9,271	44	5,901	8,059	(2,158)
Provision for income taxes	2,151	2,141	10	1,165	1,590	(425)
Net income	7,164	7,130	34	4,736	6,469	(1,733)
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$7,056	$7,022	$34	$4,544	$6,277	$(1,733)

Net income per share: basic	$0.30	$0.30	$—	$0.20	$0.27	$(0.07)
Net income per share: diluted	$0.30	$0.30	$—	$0.19	$0.26	$(0.07)

	June 15, 2019
	As Reported	Balances Without Adoption of Topic 842	Effect of Change
(thousands)			Higher/(Lower)
Balance Sheet

Right of use assets	$70,160	$—	$70,160
Total assets	432,741	362,581	70,160
Current portion of lease liabilities	20,708	—	20,708
Contract liabilities - net	2,371	213	2,158
Other current liabilities	5,670	6,113	(443)
Total current liabilities	78,886	56,463	22,423
Lease liabilities, net of current portion	49,894	—	49,894
Deferred income taxes	15,666	16,091	(425)
Total liabilities	173,632	101,740	71,892
Retained earnings	60,363	62,095	(1,732)
Heritage-Crystal Clean, Inc. stockholders' equity	258,669	260,401	(1,732)
Total equity	259,109	260,841	(1,732)
Total liabilities and stockholders' equity	$432,741	$362,581	$70,160

(3)    BUSINESS COMBINATIONS

On March 25, 2019, the Company completed the acquisition of certain assets of All Valley Disposal, Inc., an environmental services provider based in Fresno, California. Consideration for the acquisition paid at closing was $0.6 million. Contingent upon the achievement of certain business performance metrics, total consideration for the acquisition could reach a maximum of approximately $1.3 million. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. The results of All Valley Disposal are consolidated into the Company’s Environmental Services segment.

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

On May 3, 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding Company-Kansas City, LLC (collectively "PPI") pursuant to an Asset Purchase Agreement. The Company purchased the assets of PPI to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. The purchase price was set at $5.9 million subject to certain adjustments, including a working capital adjustment and a contingent consideration provision. During the measurement period, the Company finalized the purchase price allocation of the PPI business combination. Compared to the provisional values reported as of December 29, 2018, the fair values presented in the table below reflect increases to property, plant, & equipment of $0.2 million and other intangible assets of $1.5 million. Compared to the provisional values reported as of December 29, 2018, the finalized fair values presented in the table below reflect decreases to contingent consideration of $0.1 million and goodwill of $1.8 million. Contingent consideration to be paid subsequent to June 15, 2019 is contingent upon several business performance metrics over the three-year period starting with the acquisition date and ending May 3, 2021. The range of the potential contingent consideration, which is to be paid out subsequent to June 15, 2019, is between zero and $1.5 million. Goodwill recognized from the acquisition of PPI represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of PPI and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of PPI are consolidated into the Company’s Environmental Services segment.

On June 11, 2018, the Company purchased the assets of Kurt Lanse d/b/a Hot Tank Supply Company ("HTSC") pursuant to an Asset Purchase Agreement. The Company purchased the assets of HTSC to expand the Company’s market share in California. The purchase price was set at $0.7 million subject to certain adjustments, including a working capital adjustment and a deferred and contingent consideration provision, and is allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. The Company estimates that contingent consideration to be paid subsequent to June 15, 2019 will be approximately $0.1 million. Goodwill recognized from the acquisition of HTSC represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of HTSC and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of HTSC are consolidated into the Company’s Environmental Services segment.

The following table summarizes the estimated fair values of the assets acquired, some of which are preliminary, related to each acquisition:

	As of June 15, 2019
(thousands)	All Valley Disposal	GlyEco	WSS	PPI	HTSC

Accounts receivable	$36	$359	$—	$909	$40
Inventory	18	290	28	259	3
Property, plant, & equipment	252	746	154	2,154	47
Equipment at customers	—	—	24	—	104
Intangible assets	310	251	298	2,001	100
Goodwill	384	—	—	406	377
Total purchase price, net of cash acquired	$1,000	$1,646	$504	$5,729	$671
Less: working capital adjustment	—	23	14	(62)	(9)
Less: deferred consideration	—	—	—	—	225
Less: contingent consideration	300	—	90	1,341	100
Less: to be placed in escrow	100	—	50	—	—
Net cash paid	$600	$1,623	$350	$4,450	$355

Unaudited Pro-forma Financial Information

Pro forma financial information was not presented as results were immaterial to the Company's consolidated results for the first half ended June 15, 2019.

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

The following table disaggregates our revenue by major lines:

	For the Second Quarter Ended,			For the First Half Ended,
	June 15, 2019			June 15, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$39,431	$—	$39,431	$77,565	$—	$77,565
Vacuum Services & Wastewater Treatment	14,622	—	14,622	28,598	—	28,598
Antifreeze Business	6,139	—	6,139	12,797	—	12,797
Field Services	3,961	—	3,961	7,802	—	7,802
Environmental Services - Other	357	—	357	760	—	760
Re-refinery Product Sales	—	27,292	27,292	—	51,326	51,326
Oil Collection Services & RFO	—	6,330	6,330	—	10,300	10,300
Oil Filter Business	—	1,106	1,106	—	2,321	2,321
Revenues from Contracts with Customers	64,510	34,728	99,238	127,522	63,947	191,469
Other Revenue	5,686	76	5,762	9,171	133	9,304
Total Revenues	$70,196	$34,804	$105,000	$136,693	$64,080	$200,773

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	June 15, 2019	December 29, 2018
Contract assets	$87	$100
Contract liabilities	2,458	266
Contract liabilities - net	$2,371	$166

During the quarter ended June 15, 2019, the Company recognized no revenue that was included in the contract liabilities balance as of December 29, 2018. During the two quarters ended June 15, 2019, the Company recognized $0.3 million of revenue that was included in the contract liabilities balance as of December 29, 2018. As a result of having adopted ASC 842 on December 30, 2018, the Company recognized within Contract liabilities - net approximately $2.2 million of deferred rental income. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts receivable for the second quarter ended June 15, 2019, and the fiscal year ended December 29, 2018 consisted of the following:

(thousands)	June 15, 2019	December 29, 2018
Trade	$53,624	$51,118
Less: allowance for doubtful accounts	1,886	1,816
Trade - net	51,738	49,302
Related parties	2,536	1,595
Other	702	847
Total accounts receivable - net	$54,976	$51,744

The following table provides the changes in the Company’s allowance for doubtful accounts for the second quarter ended June 15, 2019, and the fiscal year ended December 29, 2018:

(thousands)	June 15, 2019	December 29, 2018
Balance at beginning of period	$1,816	$1,881
Provision for bad debts	572	628
Accounts written off, net of recoveries	(502)	(693)
Balance at end of period	$1,886	$1,816

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	June 15, 2019	December 29, 2018
Used oil and processed oil	$7,734	$12,124
Solvents and solutions	8,778	8,216
Machines	5,693	5,334
Drums and supplies	4,926	5,231
Other	2,272	2,378
Total inventory	29,403	33,283
Less: machine refurbishing reserve	351	224
Total inventory - net	$29,052	$33,059

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first half of fiscal 2019 or fiscal 2018.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	June 15, 2019	December 29, 2018
Machinery, vehicles, and equipment	$103,843	$98,708
Buildings and storage tanks	70,208	69,791
Land	9,659	9,546
Leasehold improvements	5,770	5,701
Construction in progress	19,624	15,405
Assets held for sale	4	4
Total property, plant and equipment	209,108	199,155
Less: accumulated depreciation	63,509	59,168
Property, plant and equipment - net	$145,599	$139,987

(thousands)	June 15, 2019	December 29, 2018
Equipment at customers	$75,152	$73,075
Less: accumulated depreciation	51,286	49,261
Equipment at customers - net	$23,866	$23,814

Depreciation expense for the second quarters ended June 15, 2019 and June 16, 2018 was $3.3 million and $2.9 million, respectively. Depreciation expense for the first half ended June 15, 2019 and June 16, 2018 was $6.4 million and $5.9 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 29, 2018 to June 15, 2019:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 29, 2018
Gross carrying amount	$3,952	$34,123	$38,075
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 29, 2018	$—	$34,123	$34,123
Acquisitions	—	384	—
Measurement period adjustments	—	(1,765)	—
Goodwill at June 15, 2019
Gross carrying amount	3,952	32,742	36,694
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at June 15, 2019	$—	$32,742	$32,742
The following is a summary of software and other intangible assets:

	June 15, 2019			December 29, 2018
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$25,280	$12,584	$12,696	$23,686	$11,445	$12,241
Software	6,549	4,527	2,022	5,040	4,094	946
Non-compete agreements	3,419	2,973	446	2,937	2,904	33
Patents, formulae, and licenses	1,769	738	1,031	1,769	708	1,061
Other	1,701	1,140	561	1,442	1,042	400
Total software and intangible assets - net	$38,718	$21,962	$16,756	$34,874	$20,193	$14,681

Amortization expense was $0.7 million for the second quarters ended June 15, 2019, and June 16, 2018. Amortization expense was $1.8 million for the first half ended June 15, 2019, and $1.4 million for the first half ended June 16, 2018.

The weighted average useful lives of software and other intangibles is as follows:

Weighted average useful life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	11
Software	10
Non-compete agreements	5
Other intangibles	7

The estimated amortization expense for the remainder of fiscal 2019 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2019	$1.7
2020	3.0
2021	2.9
2022	2.7
2023	2.1
2024	0.6

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	June 15, 2019	December 29, 2018
Accounts payable	$37,994	$32,471
Accounts payable - related parties	329	159
Total accounts payable	$38,323	$32,630

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.
Debt at June 15, 2019 and December 29, 2018 consisted of the following:

(thousands)	June 15, 2019	December 29, 2018
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	814	954
Debt less unamortized debt issuance costs	$29,186	$29,046

For the second quarter ended June 15, 2019, the Company recorded interest expense of $0.4 million, of which $0.3 million is on our term loan, and $0.1 million for amortization of debt issuance costs. The Company recorded interest expense of $0.3 million for the second quarter ended June 16, 2018 which was primarily on our term loan. During the first half of fiscal 2019, the Company recorded interest expense of $0.8 million which was primarily on our term loan. In the first half of fiscal 2018 the Company recorded interest expense of $0.7 million.

The Company's weighted average interest rate for all debt as of June 15, 2019, and June 16, 2018 was 4.4% and 3.6%, respectively.

As of June 15, 2019 and December 29, 2018, the Company was in compliance with all covenants under its Credit Agreement. As of June 15, 2019 and December 29, 2018, the Company had $1.2 million and $1.3 million of standby letters of credit issued, respectively, and $62.4 million and $63.7 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at June 15, 2019 approximates fair value.

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

Segment results for the second quarters ended June 15, 2019, and June 16, 2018 were as follows:

Second Quarter Ended,
June 15, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$54,332	$3,604	$—	$57,936
Product revenues	10,178	31,124	—	41,302
Rental income	5,686	76	—	5,762
Total revenues	$70,196	$34,804	$—	$105,000
Operating expenses
Operating costs	49,374	29,475	—	78,849
Operating depreciation and amortization	1,872	1,436	—	3,308
Profit before corporate selling, general, and administrative expenses	$18,950	$3,893	$—	$22,843
Selling, general, and administrative expenses			11,042	11,042
Depreciation and amortization from SG&A			753	753
Total selling, general, and administrative expenses			$11,795	$11,795
Other expense - net			1,514	1,514
Operating income				9,534
Interest expense – net			219	219
Income before income taxes				$9,315

Second Quarter Ended,
June 16, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$56,924	$3,090	$—	$60,014
Product revenues	7,521	32,768	—	40,289
Total revenues	$64,445	$35,858	$—	$100,303
Operating expenses
Operating costs	46,456	29,816	—	76,272
Operating depreciation and amortization	1,502	1,389	—	2,891
Profit before corporate selling, general, and administrative expenses	$16,487	$4,653	$—	$21,140
Selling, general, and administrative expenses			11,522	11,522
Depreciation and amortization from SG&A			768	768
Total selling, general, and administrative expenses			$12,290	$12,290
Other expense - net			341	341
Operating income				8,509
Interest expense – net			240	240
Income before income taxes				$8,269

Segment results for the first half ended June 15, 2019, and June 16, 2018 were as follows:

First Half Ended,
June 15, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$107,207	$7,102	$—	$114,309
Product revenues	20,315	56,845	—	77,160
Rental income	9,171	133	—	9,304
Total revenues	$136,693	$64,080	$—	$200,773
Operating expenses
Operating costs	99,538	61,794	—	161,332
Operating depreciation and amortization	3,508	2,868	—	6,376
Profit (loss) before corporate selling, general, and administrative expenses	$33,647	$(582)	$—	$33,065
Selling, general, and administrative expenses			23,438	23,438
Depreciation and amortization from SG&A			1,820	1,820
Total selling, general, and administrative expenses			$25,258	$25,258
Other expense - net			1,457	1,457
Operating income				6,350
Interest expense – net			449	449
Income before income taxes				$5,901

First Half Ended,
June 16, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$107,956	$6,195	$—	$114,151
Product revenues	13,964	55,335	—	69,299
Total revenues	$121,920	$61,530	$—	$183,450
Operating expenses
Operating costs	89,181	55,477	—	144,658
Operating depreciation and amortization	2,992	2,777	—	5,769
Profit before corporate selling, general, and administrative expenses	$29,747	$3,276	$—	$33,023
Selling, general, and administrative expenses			22,544	22,544
Depreciation and amortization from SG&A			1,533	1,533
Total selling, general, and administrative expenses			$24,077	$24,077
Other expense - net			729	729
Operating income				8,217
Interest expense – net			486	486
Income before income taxes				$7,731

Total assets by segment as of June 15, 2019, and December 29, 2018 were as follows:

(thousands)	June 15, 2019	December 29, 2018
Total Assets:
Environmental Services	$206,386	$148,192
Oil Business	158,373	142,691
Unallocated Corporate Assets	67,982	56,939
Total	$432,741	$347,822

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

Leases may include variable lease payments for common area maintenance, real estate taxes, and truck lease mileage. No leases are tied to a market index rate or CPI. Variable lease payments are not included in the initial measurement of the right-of-use assets or lease liabilities, and are recorded as lease expense in the period incurred. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise that option. We have elected not to record leases with an initial term of 12 months or less on the balance sheet and instead recognize those lease payments on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as operating leases in our Consolidated Balance Sheet.

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

Our leases have remaining terms ranging from less than one month to 11 years and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. We have no finance leases as of June 15, 2019.

The components of lease expense were as follows:

(thousands)	For the Second Quarter Ended,	For the First Half Ended,
Operating lease cost	$6,421	$12,452
Short-term lease cost	667	2,071
Variable lease cost	874	1,967
Total lease cost	$7,962	$16,490

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,554	$13,251

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,808	$80,127

Weighted-average remaining lease term	4.40	4.40
Weighted-average discount rate	5.6%	5.6%

Future annual minimum lease payment commitments as of June 15, 2019 were as follows:

(thousands)
2019	$13,431
2020	20,212
2021	16,117
2022	12,320
2023	8,908
2024 and thereafter	9,133
Total minimum lease payments	$80,121
Less: imputed interest	9,519
Lease liability	$70,602

As disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard 840, future minimum lease payments due under noncancelable operating lease agreements as of December 29, 2018 were as follows:

(thousands)
2019	$22,226
2020	16,095
2021	12,458
2022	9,247
2023	6,020
2024 and thereafter	5,786
Total minimum lease payments	$71,832

Lessor

The Company is a lessor of portions of a building and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. As of June 15, 2019, the Company is party to a contract under which it leases railcars to the related party Calumet Specialty Products Partners, L.P. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of a building and property.

Rental income for the second quarter and first half ended June 15, 2019 was as follows:

	Second Quarter Ended,			First Half Ended,
	June 15, 2019			June 15, 2019
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,686	$—	$5,686	$9,171	$—	$9,171
Railcars	—	56	56	—	113	113
Property	—	20	20	—	20	20
Total rental income	$5,686	$76	$5,762	$9,171	$133	$9,304

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

The Company has purchase obligations in the form of open purchase orders of $31.2 million as of June 15, 2019, and $18.6 million as of December 29, 2018, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 15, 2019 and December 29, 2018, the Company had accrued $4.4 million and $4.2 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

 The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the second quarter of 2019. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Federal Net Operating Loss ("NOL") of $19.5 million, which will begin to expire in 2031. The unexpired balance on the federal NOL generated in 2011 is $5.5 million as of June 15, 2019. The Company recorded additional Federal NOLs during 2012 - 2015 of $14 million. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $4.5 million.

The Company's effective tax rate for the second quarter of fiscal 2019 was 23.1% compared to 26.0% in the second quarter of fiscal 2018. The Company’s effective rate for the first half of fiscal 2019 was 19.7% compared to 22.2% in the first half of fiscal 2018. The rate difference is principally attributable to windfall tax benefits associated with stock compensation having a greater effect on the tax rate compared to the second quarter of 2018.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of June 15, 2019. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(14)    SHARE-BASED COMPENSATION

On February 20, 2019, the Compensation Committee and the Board of Directors of the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”), to replace the Company’s 2008 Omnibus Incentive Plan (“2008 Plan”), which expired in March 2018. The 2019 Plan was approved during the second quarter of 2019 and allows 1,500,000 shares available for award grants.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Half Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	June 15, 2019	June 16, 2018	June 15, 2019	December 29, 2018
Members of Management	February, 2017	146,564	$160	$238	$207	$385
Chief Executive Officer	February, 2017	500,000	422	716	808	1,230
Members of Management	February, 2018	116,958	233	252	943	1,176
Special Incentive Grant	April, 2018	350,000	317	353	4,231	6,633
Board of Directors	May, 2018	13,800	—	44	—	—
Board of Directors	May, 2019	10,590	132	—	153	—
Members of Management	May, 2019	23,560	86	—	550	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first half of fiscal 2019, the Company recorded approximately $0.4 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $0.8 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

Vestings

On June 10, 2019, the average closing price of the Company's common stock met the 50% marginal level and Mr. Recatto became fully vested in half of the 125,000 vested shares. On March 14, 2018, the average closing price of the Company's common stock met the 25% marginal level and Mr. Recatto became fully vested in half of the 125,000 vested shares.

The following table summarizes the restricted stock activity for the second quarter ended June 15, 2019:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 29, 2018	1,013,863	$18.20
Granted	34,150	26.54
Vested	(158,372)	16.52
Forfeited	(105,062)	22.01
Nonvested shares outstanding at June 15, 2019	784,579	$18.39

Employee Stock Purchase Plan

As of June 15, 2019, the Company had reserved 119,811 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the first half of fiscal 2019, employees purchased 9,451 shares of the Company’s common stock with a weighted average fair market value of $25.43 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters and first half of fiscal 2019 and 2018, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Second Quarter Ended,		First Half Ended,
(thousands, except share amounts)	June 15, 2019	June 16, 2018	June 15, 2019	June 16, 2018
Net income	$7,164	$6,120	$4,736	$6,018
Less: income attributable to noncontrolling interest	108	121	192	139
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$7,056	$5,999	$4,544	$5,879

Weighted average basic shares outstanding	23,137	23,029	23,127	22,995
Dilutive shares for share–based compensation plans	231	332	239	251
Weighted average diluted shares outstanding	23,368	23,361	23,366	23,246

Net income per share: basic	$0.30	$0.26	$0.20	$0.26
Net income per share: diluted	$0.30	$0.26	$0.19	$0.25

(16)  OTHER EXPENSE - NET

Other expense - net was $1.5 million of expense for the first half of fiscal 2019 primarily relating to $1.5 million of site closure costs for a facility in Wilmington, DE. Other expense of $0.7 million for the first half of fiscal 2018 primarily represents $0.5 million of site closure costs for the same Wilmington, Delaware facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 6, 2019. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2018 filed with the SEC on March 6, 2019. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("second quarter" or "quarter") and twenty-four weeks (first "half") ended June 15, 2019 and June 16, 2018, respectively. "Fiscal 2018" represents the 52-week period ended December 29, 2018 and "Fiscal 2019" represents the 52-week period ending December 28, 2019.

Overview

We provide parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services primarily to small and medium sized industrial customers as well as vehicle maintenance customers. We own and operate a used oil re-refinery, several wastewater treatment plants and multiple antifreeze recycling facilities. We believe we are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and industrial services sector in North America, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens. We operate from a network of 91 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 67% of our total Company revenues for the first half of fiscal 2019. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which together accounted for approximately 33% of our total Company revenues in the first half of fiscal 2019.

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

There were no material changes during the first half of fiscal 2019 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 with the exception of the adoption of the new lease standard, ASC 842. See footnote 12 — Commitments and Contingencies for more information.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Second Quarter Ended,				For the First Half Ended,
(thousands)	June 15, 2019		June 16, 2018		June 15, 2019		June 16, 2018

Revenues
Service revenues	$57,936	55.2%	$60,014	59.8%	$114,309	56.9%	$114,151	62.2%
Product revenues	41,302	39.3%	40,289	40.2%	77,160	38.4%	69,299	37.8%
Rental income	5,762	5.5%	—	—%	$9,304	4.6%	—	—%
Total revenues	$105,000	100.0%	$100,303	100.0%	$200,773	100.0%	$183,450	100.0%
Operating expenses
Operating costs	$78,849	75.1%	$76,272	76.0%	$161,332	80.4%	$144,658	78.9%
Selling, general, and administrative expenses	11,042	10.5%	11,522	11.5%	23,438	11.7%	22,544	12.3%
Depreciation and amortization	4,061	3.9%	3,659	3.6%	8,196	4.1%	7,302	4.0%
Other expense - net	1,514	1.4%	341	0.3%	1,457	0.7%	729	0.4%
Operating income	9,534	9.1%	8,509	8.5%	6,350	3.2%	8,217	4.5%
Interest expense – net	219	0.2%	240	0.2%	449	0.2%	486	0.3%
Income before income taxes	9,315	8.9%	8,269	8.2%	5,901	2.9%	7,731	4.2%
Provision for income taxes	2,151	2.0%	2,149	2.1%	1,165	0.6%	1,713	0.9%
Net income	7,164	6.8%	6,120	6.1%	4,736	2.4%	6,018	3.3%
Income attributable to noncontrolling interest	108	0.1%	121	0.1%	192	0.1%	139	0.1%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$7,056	6.7%	$5,999	6.0%	$4,544	2.3%	$5,879	3.2%

Revenues

Revenue for the second quarter of 2019 was $105.0 million compared to $100.3 million for the same quarter of 2018, an increase of 4.7%. The $4.7 million increase in revenue was driven by 8.9% revenue growth in the Environmental Services segment, partially offset by a 2.9% decline in revenue from our Oil Business segment. For the first half of fiscal 2019, revenues increased $17.3 million, or 9.4%, from $183.5 million in the first half of fiscal 2018 to $200.8 million in the first half of 2019 driven mainly by growth in most of our Environmental Services segment product and service lines.

Operating costs

Operating costs increased $2.6 million, or 3.4%, during the second quarter of 2019 compared to the second quarter of fiscal 2018. The increase was mainly due to higher labor costs compared to the year-ago quarter. Operating costs increased $16.7 million, or 11.5%, in the first half of fiscal 2019 compared to the first half of fiscal 2018. The increase in operation costs was mainly driven by lower spreads in our Oil Business segment, along with higher labor costs in our Environmental Services segment.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $0.5 million, or 4.2%, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019 mainly driven by lower severance costs, lower management salaries and lower share-based compensation. Selling, general, and administrative expenses increased $0.9 million, or 4.0%, from the first half of fiscal 2018 to the first half of fiscal 2019. The increase in expense was mainly driven by higher incentive compensation and consulting fees, partially offset by lower share-based compensation expense year- over-year.

Other expense (income) - net

Other expense - net was $1.5 million of expense for the first half of fiscal 2019 primarily relating to $1.5 million of site closure costs for a facility in Wilmington, DE. Other expense of $0.7 million for the first half of fiscal 2018 primarily represents $0.5 million of site closure costs for the same Wilmington, Delaware facility.

Interest expense - net

Net interest expense for the second quarter of fiscal 2019 and fiscal 2018 was $0.2 million, and $0.4 million and $0.5 million for the first half of 2019 and 2018, respectively.

Provision for income taxes

The Company's effective tax rate for the second quarter of fiscal 2019 was 23.1% compared to 26.0% in the second quarter of fiscal 2018. The Company’s effective rate for the first half of fiscal 2019 was 19.7% compared to 22.2% in the first half of fiscal 2018. The rate difference is principally attributable to windfall tax benefits associated with stock compensation having a greater effect on the tax rate compared to the second quarter of 2018.

Segment Information

The following table presents revenues by reportable segment:

	For the Second Quarter Ended,		Change
(thousands)	June 15, 2019	June 16, 2018	$	%
Revenues:
Environmental Services	$70,196	$64,445	$5,751	8.9%
Oil Business	34,804	35,858	(1,054)	(2.9)%
Total	$105,000	$100,303	$4,697	4.7%

	For the First Half Ended,		Change

	June 15, 2019	June 16, 2018	$	%
Revenues:
Environmental Services	$136,693	$121,920	$14,773	12.1%
Oil Business	64,080	61,530	2,550	4.1%
Total	$200,773	$183,450	$17,323	9.4%

In the second quarter of fiscal 2019, Environmental Services revenue increased by $5.8 million, or 8.9%, from $64.4 million in the second quarter of fiscal 2018 to $70.2 million in the second quarter of fiscal 2019. The 8.9% increase was driven by growth in most of our product and service lines with the antifreeze, vacuum, and containerized waste businesses being the largest contributors to growth.

In the second quarter of fiscal 2019, Oil Business revenues were down $1.1 million, or 2.9%, compared to the second quarter of fiscal 2018. The decline in revenue was mainly due to a decrease in our selling price of base oil, partially offset by an increase in the volume of base oil gallons sold. During the second quarter of fiscal 2019, we produced 11.8 million gallons of base oil at a 109.0% rate of nameplate capacity compared to 11.4 million gallons at a 105.2% rate of nameplate capacity during the second quarter of fiscal of 2018.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by reportable segment before corporate SG&A expense:

	For the Second Quarter Ended,		Change

(thousands)	June 15, 2019	June 16, 2018	$	%
Profit before corporate SG&A*
Environmental Services	$18,950	$16,487	$2,463	14.9%
Oil Business	3,893	4,653	(760)	(16.3)%
Total	$22,843	$21,140	$1,703	8.1%

	For the First Half Ended,		Change
(thousands)
	June 15, 2019	June 16, 2018	$	%

Profit (loss) before corporate SG&A*
Environmental Services	$33,647	$29,747	$3,900	13.1%
Oil Business	(582)	3,276	(3,858)	(117.8)%
Total	$33,065	$33,023	$42	0.1%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $2.5 million, or 14.9%, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Environmental Services profit before corporate SG&A expense increased $3.9 million, or 13.1%, in the first half of fiscal 2019 compared to the first half of fiscal 2018. The higher operating margins compared to fiscal 2018 were mainly driven by higher revenue along with lower disposal costs, partially offset by higher labor and employee benefit costs.

Oil Business profit before corporate SG&A expense decreased $0.8 million in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Oil Business profit before corporate SG&A expense decreased $3.9 million in the first half of fiscal 2019, compared to the first half of fiscal 2018. The lower operating margins compared to fiscal 2018 were mainly due to a decrease in the spread between our selling price for base oil and our feedstock costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 15, 2019 and December 29, 2018, cash and cash equivalents were $52.2 million and $43.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

As of June 15, 2019 and December 29, 2018, the Company was in compliance with all covenants under the Credit Agreement. As of June 15, 2019 and December 29, 2018, the Company had $1.2 million and $1.3 million of standby letters of credit issued, respectively, and $63.8 million and $63.7 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of June 15, 2019 and June 16, 2018 was 4.4% and 3.6%, respectively. As of June 15, 2019, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	For the First Half Ended,
(thousands)	June 15, 2019	June 16, 2018
Net cash provided by (used in):
Operating activities	$25,338	$12,842
Investing activities	(15,170)	(11,805)
Financing activities	(1,579)	(1,095)
Net increase (decrease) in cash and cash equivalents	$8,589	$(58)

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2019 and the first half of fiscal 2018 are summarized below:

Net Cash Provided by Operating Activities —

•	Earnings — Our decrease in net income during the first half of 2019 negatively impacted our net cash provided by operating activities by $1.3 million compared to the first half of 2018.

•
Inventory — In the first half of fiscal 2019, the decrease in inventory favorably affected cash flows from operating activities by $9.4 million compared to the first half fiscal 2018 driven mainly by lower carrying value of inventory.

•
Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $3.4 million in the first half of fiscal 2019 compared to a $7.8 million unfavorable impact the first half of fiscal 2018.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $12.6 million and $7.4 million for capital expenditures during the first half of fiscal 2019 and fiscal 2018, respectively. During the first half of 2019, we purchased $3.7 million worth of vehicles and spent $1.5 million on IT related projects in our Environmental Services segment. Additionally, we spent approximately $2.1 million for purchases of parts cleaning machines compared to $2.5 million in the first half quarter of fiscal 2018. In our Oil Business segment, during the first half of fiscal 2019, we spent $2.5 million for capital improvements to the re-refinery, compared to $2.6 million on the re-refinery during the second quarter of 2018. The remaining $2.8 million of capital expenditures in the first half of fiscal 2019 was for various items compared to approximately $2.3 million spent in the second quarter of fiscal 2018 for other projects.

•
Business acquisitions, net of cash acquired — We used $2.6 million of cash outflows for acquisitions during the first half of fiscal 2019. During the first half of 2018, we used $4.5 million of cash outflows for the acquisitions. See footnote 3 — Business Combinations for more information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first half of fiscal 2019 was $30.0 million, and the annual effective interest rate for the Credit Facility for the second quarter of fiscal 2019 was 4.4%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first half of fiscal 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter ended June 15, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In October 2016, the EPA issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act (“EPCRA”) and regulations under the Clean Water Act (involving Spill Prevention, Control and Countermeasure plans). We settled with USEPA on May 20, 2019 for $225,035 of which $186,799 will fund a Supplemental Environmental Project (SEP) to benefit the Marion County, Indiana community. With regard to the alleged Clean Water Act matter, we are also providing USEPA additional information it has requested and expect to have this matter resolved by the end of 2019.
The Company is currently defending a putative class action lawsuit, Adelphia, Inc. d/b/a/ Village Auto and Dan’s One Stop Shop, LLC v. Heritage-Crystal Clean, Inc. and Heritage-Crystal Clean, LLC, Case No. 15-L-386, in the Circuit Court for the Sixteenth Judicial Circuit in Kane County, Illinois, alleging that the Company charged fees in violation of both its contracts and applicable state laws. The case involves claims brought under the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., as well as claims for breach of contract and unjust enrichment. The case has been brought as a putative class action on behalf of all customers of HCC who entered into a written contract and have paid a fuel surcharge from 2005 to present. The Circuit Court granted Plaintiffs’ request for class certification on August 28, 2018. We have petitioned the Illinois Court of Appeals for an interlocutory appeal of this order. It was granted and we proceeded with the appellant process. On June 17, 2019, the Illinois Court of Appeals affirmed the Circuit Court’s order establishing the certification of three classes. As of June 15, 2019, no liability was accrued related to this lawsuit.
On April 23, 2019, the U.S. Environmental Protection Agency served a grand jury subpoena on the Company seeking information regarding the Company's handling of two shipments of a customer's waste stream which occurred back in 2018. The Company is cooperating with the USEPA by providing the requested information.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 25, 2019	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer