Form 10-Q
period 2019-09-07
Heritage-Crystal Clean, Inc.
filed 2019-10-17
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 7, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On October 14, 2019, there were outstanding 23,186,061 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 7, 2019	December 29, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,951	$43,579
Accounts receivable - net	55,653	51,744
Inventory - net	28,259	33,059
Other current assets	7,186	6,835
Total current assets	150,049	135,217
Property, plant and equipment - net	145,954	139,987
Right of use assets	79,498	—
Equipment at customers - net	24,159	23,814
Software and intangible assets - net	16,149	14,681
Goodwill	32,744	34,123
Total assets	$448,553	$347,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,089	$32,630
Current portion of lease liabilities	20,257	—
Contract liabilities - net	2,332	166
Accrued salaries, wages, and benefits	6,051	6,024
Taxes payable	7,112	6,120
Other current liabilities	4,989	5,089
Total current liabilities	75,830	50,029
Lease liabilities, net of current portion	59,291	—
Long-term debt	29,255	29,046
Deferred income taxes	17,870	14,516
Total liabilities	$182,246	$93,591

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,185,567 shares and 23,058,584 shares issued and outstanding at September 7, 2019 and December 29, 2018, respectively	$232	$231
Additional paid-in capital	199,216	197,533
Retained earnings	66,333	55,819
Total Heritage-Crystal Clean, Inc. stockholders' equity	265,781	253,583
Noncontrolling interest	526	648
Total equity	266,307	254,231
Total liabilities and stockholders' equity	$448,553	$347,822

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018

Revenues
Service revenues	$57,208	$58,054	$171,522	$172,205
Product revenues	41,964	41,620	119,124	110,918
Rental income	5,668	—	14,967	—
Total revenues	$104,840	$99,674	$305,613	$283,123

Operating expenses
Operating costs	$80,116	$76,045	$241,449	$220,702
Selling, general, and administrative expenses	11,241	10,641	34,679	33,185
Depreciation and amortization	3,980	3,776	12,176	11,078
Other expense - net	1,020	253	2,477	983
Operating income	8,483	8,959	14,832	17,175
Interest expense – net	181	256	629	742
Income before income taxes	8,302	8,703	14,203	16,433
Provision for income taxes	2,246	2,284	3,411	3,996
Net income	6,056	6,419	10,792	12,437
Income attributable to noncontrolling interest	86	74	278	213
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,970	$6,345	$10,514	$12,224

Net income per share: basic	$0.26	$0.28	$0.45	$0.53
Net income per share: diluted	$0.25	$0.27	$0.45	$0.52

Number of weighted average shares outstanding: basic	23,185	23,048	23,146	23,013
Number of weighted average shares outstanding: diluted	23,421	23,404	23,384	23,299

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Third Quarter Ended September 7, 2019 and September 8, 2018
(Unaudited)

Third Quarter Ended,
September 7, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at June 15, 2019	23,180,320	$232	$198,074	$60,363	$258,669	$440	$259,109
Net income	—	—	—	5,970	5,970	86	6,056
Issuance of common stock – ESPP	4,789	—	120	—	120	—	120
Share-based compensation	458	—	1,022	—	1,022	—	1,022
Balance at September 7, 2019	23,185,567	$232	$199,216	$66,333	$265,781	$526	$266,307

Third Quarter Ended,
September 8, 2018
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 16, 2018	23,042,972	$230	$194,774	$46,970	$241,974	$476	$242,450
Net income	—	—	—	6,345	6,345	74	6,419
Issuance of common stock – ESPP	5,529	1	106	—	107	—	107
Exercise of stock options	1,608	—	12	—	12	—	12
Share-based compensation	—	—	1,190	—	1,190	—	1,190
Balance at September 8, 2018	23,050,109	$231	$196,082	$53,315	$249,628	$550	$250,178

Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Three Quarters Ended September 7, 2019 and September 8, 2018
(Unaudited)

First Three Quarters Ended,
September 7, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231
Net income	—	—	—	10,514	10,514	278	10,792
Distributions	—	—	—	—	—	(400)	(400)
Issuance of common stock – ESPP	14,240	—	348	—	348	—	348
Exercise of stock options	2,760	—	20	—	20	—	20
Share-based compensation	109,983	1	2,742	—	2,743	—	2,743
Share repurchases to satisfy tax withholding obligations	—	—	(1,427)	—	(1,427)	—	(1,427)
Balance at September 7, 2019	23,185,567	$232	$199,216	$66,333	$265,781	$526	$266,307

First Three Quarters Ended,
September 8, 2018
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926
Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net income	—	—	—	12,224	12,224	213	12,437
Distribution	—	—	—	—	—	(361)	(361)
Issuance of common stock – ESPP	15,170	—	311	—	311	—	311
Exercise of stock options	14,048	—	103	—	103	—	103
Share-based compensation	129,217	2	3,058	—	3,060	—	3,060
Share repurchases to satisfy tax withholding obligations	—	—	(1,030)	—	(1,030)	—	(1,030)
Balance at September 8, 2018	23,050,109	$231	$196,082	$53,315	$249,628	$550	$250,178

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 7, 2019	September 8, 2018
Cash flows from Operating Activities:
Net income	$10,792	$12,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,176	11,078
Bad debt provision	829	177
Share-based compensation	2,743	3,060
Deferred taxes	3,354	3,998
Other, net	594	215
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,344)	(4,780)
Decrease (increase) in inventory	5,136	(7,845)
Increase in other current assets	(351)	(851)
Increase in accounts payable	2,005	5,670
Increase (decrease) in accrued liabilities	3,391	(157)
Cash provided by operating activities	$36,325	$23,002

Cash flows from Investing Activities:
Capital expenditures	$(16,921)	$(12,874)
Business acquisitions, net of cash acquired	(2,573)	(4,805)
Proceeds from the disposal of assets	—	80
Cash used in investing activities	$(19,494)	$(17,599)

Cash flows from Financing Activities:
Proceeds from the exercise of stock options	$20	$103
Share repurchases to satisfy tax withholding obligations	(1,427)	(1,030)
Proceeds from the issuance of common stock	348	311
Distributions to noncontrolling interest	(400)	(361)
Cash used in financing activities	$(1,459)	$(977)
Net increase in cash and cash equivalents	15,372	4,426
Cash and cash equivalents, beginning of period	43,579	41,889
Cash and cash equivalents, end of period	$58,951	$46,315

Supplemental disclosure of cash flow information:
Income taxes paid	$1,205	$371
Cash paid for interest	971	846
Supplemental disclosure of non-cash information:
Payables for construction in progress	$904	$526
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 7, 2019

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

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, drum waste removal services, vacuum truck services, field services, and other services; rental income includes embedded lease income from certain of our parts cleaning contracts. In the Company's Oil Business segment, product revenues primarily consist of sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of waste water and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes in these policies or their application during the first three quarters of fiscal 2019 with the exception of our accounting for leases. See footnote 12 — Commitments and Contingencies for more information.

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

Effective December 30, 2018, the Company adopted the requirements of Topic 842. The cumulative effects of the changes made to our Statement of Income and Balance Sheet are as follows:

	For the Third Quarter Ended, September 7, 2019			For the First Three Quarters Ended, September 7, 2019

	As Reported	Balances Without Adoption of Topic 842	Effect of Change	As Reported	Balances Without Adoption of Topic 842	Effect of Change
(thousands, except per share amounts)			Higher/(Lower)			Higher/(Lower)
Statement of Income

Service revenues	$57,208	$62,843	$(5,635)	$171,522	$188,614	$(17,092)
Rental income	5,668	—	5,668	14,967	—	14,967
Total revenues	104,840	104,807	33	305,613	307,738	(2,125)
Operating income	8,483	8,450	33	14,832	16,957	(2,125)
Income before income taxes	8,302	8,269	33	14,203	16,328	(2,125)
Provision for income taxes	2,246	2,237	9	3,411	3,921	(510)
Net income	6,056	6,032	24	10,792	12,407	(1,615)
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,970	$5,946	$24	$10,514	$12,129	$(1,615)

Net income per share: basic	$0.26	$0.26	$—	$0.45	$0.52	$(0.07)
Net income per share: diluted	$0.25	$0.25	$—	$0.45	$0.52	$(0.07)

	September 7, 2019
	As Reported	Balances Without Adoption of Topic 842	Effect of Change
(thousands)			Higher/(Lower)
Balance Sheet

Right of use assets	$79,498	$—	$79,498
Total assets	448,553	369,055	79,498
Current portion of lease liabilities	20,257	—	20,257
Contract liabilities - net	2,332	207	2,125
Other current liabilities	4,989	5,039	(50)
Total current liabilities	75,830	53,498	22,332
Lease liabilities, net of current portion	59,291	—	59,291
Deferred income taxes	17,870	18,380	(510)
Total liabilities	182,246	101,133	81,113
Retained earnings	66,333	67,948	(1,615)
Heritage-Crystal Clean, Inc. stockholders' equity	265,781	267,396	(1,615)
Total equity	266,307	267,922	(1,615)
Total liabilities and stockholders' equity	$448,553	$369,055	$79,498

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

On May 3, 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding Company-Kansas City, LLC (collectively "PPI") pursuant to an Asset Purchase Agreement. The Company purchased the assets of PPI to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. The purchase price was set at $5.9 million subject to certain adjustments, including a working capital adjustment and a contingent consideration provision. During the measurement period, the Company finalized the purchase price allocation of the PPI business combination. Compared to the provisional values reported as of December 29, 2018, the fair values presented in the table below reflect increases to property, plant, & equipment of $0.2 million and other intangible assets of $1.5 million. Compared to the provisional values reported as of December 29, 2018, the finalized fair values presented in the table below reflect decreases to contingent consideration of $0.1 million and goodwill of $1.8 million. Contingent consideration to be paid subsequent to September 7, 2019 is contingent upon several business performance metrics over the three-year period starting with the acquisition date and ending May 3, 2021. The range of the potential contingent consideration, which is to be paid out subsequent to September 7, 2019, is between zero and $1.5 million. Goodwill recognized from the acquisition of PPI represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of PPI and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of PPI are consolidated into the Company’s Environmental Services segment.

On June 11, 2018, the Company purchased the assets of Kurt Lanse d/b/a Hot Tank Supply Company ("HTSC") pursuant to an Asset Purchase Agreement. The Company purchased the assets of HTSC to expand the Company’s market share in California. The purchase price was set at $0.7 million subject to certain adjustments, including a working capital adjustment and a deferred and contingent consideration provision, and is allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. The Company estimates that contingent consideration to be paid subsequent to September 7, 2019 will be approximately $0.1 million. Goodwill recognized from the acquisition of HTSC represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of HTSC and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of HTSC are consolidated into the Company’s Environmental Services segment.

The following table summarizes the estimated fair values of the assets acquired, some of which are preliminary, related to each acquisition:

	As of September 7, 2019
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

Unaudited Pro-forma Financial Information

Pro forma financial information was not presented as results were immaterial to the Company's consolidated results for the first three quarters ended September 7, 2019.

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

The following table disaggregates our revenue by major lines:

	For the Third Quarter Ended,			First Three Quarters Ended,
	September 7, 2019			September 7, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$38,458	$—	$38,458	$116,023	$—	$116,023
Vacuum Services & Wastewater Treatment	14,507	—	14,507	43,105	—	43,105
Antifreeze Business	5,654	—	5,654	18,451	—	18,451
Field Services	4,284	—	4,284	12,086	—	12,086
Environmental Services - Other	468	—	468	1,228	—	1,228
Re-refinery Product Sales	—	29,059	29,059	—	80,385	80,385
Oil Collection Services & RFO	—	5,772	5,772	—	16,076	16,076
Oil Filter Business	—	970	970	—	3,292	3,292
Revenues from Contracts with Customers	63,371	35,801	99,172	190,893	99,753	290,646
Other Revenue	5,620	48	5,668	14,791	176	14,967
Total Revenues	$68,991	$35,849	$104,840	$205,684	$99,929	$305,613

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	September 7, 2019	December 29, 2018
Contract assets	$108	$100
Contract liabilities	2,440	266
Contract liabilities - net	$2,332	$166

During the quarter ended September 7, 2019, the Company recognized no revenue that was included in the contract liabilities balance as of December 29, 2018. During the first three quarters ended September 7, 2019, the Company recognized $0.3 million of revenue that was included in the contract liabilities balance as of December 29, 2018. As a result of having adopted ASC 842 on December 30, 2018, the Company recognized within Contract liabilities - net approximately $2.2 million of deferred rental income. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts receivable for the third quarter ended September 7, 2019, and the fiscal year ended December 29, 2018 consisted of the following:

(thousands)	September 7, 2019	December 29, 2018
Trade	$53,992	$51,118
Less: allowance for doubtful accounts	1,875	1,816
Trade - net	52,117	49,302
Related parties	1,805	1,595
Other	1,731	847
Total accounts receivable - net	$55,653	$51,744

The following table provides the changes in the Company’s allowance for doubtful accounts for the three quarters ended September 7, 2019, and the fiscal year ended December 29, 2018:

(thousands)	September 7, 2019	December 29, 2018
Balance at beginning of period	$1,816	$1,881
Provision for bad debts	829	628
Accounts written off, net of recoveries	(770)	(693)
Balance at end of period	$1,875	$1,816

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	September 7, 2019	December 29, 2018
Solvents and solutions	$8,340	$8,216
Used oil and processed oil	7,782	12,124
Machines	5,517	5,334
Drums and supplies	4,512	5,231
Other	2,510	2,378
Total inventory	28,661	33,283
Less: machine refurbishing reserve	402	224
Total inventory - net	$28,259	$33,059

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first three quarters of fiscal 2019 or fiscal 2018.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	September 7, 2019	December 29, 2018
Machinery, vehicles, and equipment	$105,575	$98,708
Buildings and storage tanks	69,876	69,791
Land	9,663	9,546
Leasehold improvements	5,838	5,701
Construction in progress	19,851	15,405
Assets held for sale	4	4
Total property, plant and equipment	210,807	199,155
Less: accumulated depreciation	64,853	59,168
Property, plant and equipment - net	$145,954	$139,987

(thousands)	September 7, 2019	December 29, 2018
Equipment at customers	$76,469	$73,075
Less: accumulated depreciation	52,310	49,261
Equipment at customers - net	$24,159	$23,814

Depreciation expense for the third quarters ended September 7, 2019 and September 8, 2018 was $3.3 million and $3.1 million, respectively. Depreciation expense for the first three quarters ended September 7, 2019 and September 8, 2018 was $9.7 million and $8.9 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 29, 2018 to September 7, 2019:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 29, 2018
Gross carrying amount	$3,952	$34,123	$38,075
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 29, 2018	$—	$34,123	$34,123
Acquisitions	—	384	—
Measurement period adjustments	—	(1,763)	—
Goodwill at September 7, 2019
Gross carrying amount	3,952	32,744	36,696
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at September 7, 2019	$—	$32,744	$32,744
The following is a summary of software and other intangible assets:

	September 7, 2019			December 29, 2018
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$25,285	$13,108	$12,177	$23,686	$11,445	$12,241
Software	6,641	4,605	2,036	5,040	4,094	946
Non-compete agreements	3,422	3,032	390	2,937	2,904	33
Patents, formulae, and licenses	1,769	753	1,016	1,769	708	1,061
Other	1,701	1,171	530	1,442	1,042	400
Total software and intangible assets - net	$38,818	$22,669	$16,149	$34,874	$20,193	$14,681

Amortization expense was $0.7 million for both third quarters ended September 7, 2019, and September 8, 2018. Amortization expense was $2.5 million for the first three quarters ended September 7, 2019, and $2.2 million for the first three quarters ended September 8, 2018.

The weighted average useful lives of software and other intangibles are as follows:

Weighted average useful life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	11
Software	10
Non-compete agreements	5
Other intangibles	7

The estimated amortization expense for the remainder of fiscal 2019 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2019	$1.0
2020	3.1
2021	2.9
2022	2.7
2023	2.1
2024	0.6

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	September 7, 2019	December 29, 2018
Accounts payable	$34,663	$32,471
Accounts payable - related parties	426	159
Total accounts payable	$35,089	$32,630

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

•
A total leverage ratio no greater than 3.00 to 1.00, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the total leverage ratio shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and thereafter will revert to 3.00 to 1.00; and

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Credit Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket.

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.
Debt at September 7, 2019 and December 29, 2018 consisted of the following:

(thousands)	September 7, 2019	December 29, 2018
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	745	954
Debt less unamortized debt issuance costs	$29,255	$29,046

For the third quarter ended September 7, 2019, the Company recorded interest expense of $0.4 million, of which $0.3 million is with respect to our term loan, and $0.1 million relates to amortization of debt issuance costs. The Company recorded interest expense of $0.4 million for the third quarter ended September 8, 2018 which related primarily to our term loan. During the first three quarters of fiscal 2019, the Company recorded interest expense of $1.2 million which related primarily to our term loan. In the first three quarters of fiscal 2018 the Company recorded interest expense of $1.0 million.

The Company's weighted average interest rate for all debt as of September 7, 2019, and September 8, 2018 was 4.3% and 3.8%, respectively.

As of September 7, 2019 and December 29, 2018, the Company was in compliance with all covenants under its Credit Agreement. As of September 7, 2019 and December 29, 2018, the Company had $1.1 million and $1.3 million of standby letters of credit issued, respectively, and $62.5 million and $63.7 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at September 7, 2019 approximates fair value.

Scheduled Maturities of Debt

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

Segment results for the third quarters ended September 7, 2019, and September 8, 2018 were as follows:

Third Quarter Ended,
September 7, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$54,066	$3,142	$—	$57,208
Product revenues	9,305	32,659	—	41,964
Rental income	5,620	48	—	5,668
Total revenues	$68,991	$35,849	$—	$104,840
Operating expenses
Operating costs	49,486	30,630	—	80,116
Operating depreciation and amortization	1,743	1,441	—	3,184
Profit before corporate selling, general, and administrative expenses	$17,762	$3,778	$—	$21,540
Selling, general, and administrative expenses			11,241	11,241
Depreciation and amortization from SG&A			796	796
Total selling, general, and administrative expenses			$12,037	$12,037
Other expense - net			1,020	1,020
Operating income				8,483
Interest expense – net			181	181
Income before income taxes				$8,302

Third Quarter Ended,
September 8, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$55,473	$2,581	$—	$58,054
Product revenues	7,834	33,786	—	41,620
Total revenues	$63,307	$36,367	$—	$99,674
Operating expenses
Operating costs	45,460	30,585	—	76,045
Operating depreciation and amortization	1,599	1,410	—	3,009
Profit before corporate selling, general, and administrative expenses	$16,248	$4,372	$—	$20,620
Selling, general, and administrative expenses			10,641	10,641
Depreciation and amortization from SG&A			767	767
Total selling, general, and administrative expenses			$11,408	$11,408
Other expense - net			253	253
Operating income				8,959
Interest expense – net			256	256
Income before income taxes				$8,703

Segment results for the first three quarters ended September 7, 2019, and September 8, 2018 were as follows:

First Three Quarters Ended,
September 7, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$161,273	$10,249	$—	$171,522
Product revenues	29,620	89,504	—	119,124
Rental income	14,791	176	—	14,967
Total revenues	$205,684	$99,929	$—	$305,613
Operating expenses
Operating costs	149,024	92,425	—	241,449
Operating depreciation and amortization	5,252	4,308	—	9,560
Profit before corporate selling, general, and administrative expenses	$51,408	$3,196	$—	$54,604
Selling, general, and administrative expenses			34,679	34,679
Depreciation and amortization from SG&A			2,616	2,616
Total selling, general, and administrative expenses			$37,295	$37,295
Other expense - net			2,477	2,477
Operating income				14,832
Interest expense – net			629	629
Income before income taxes				$14,203

First Three Quarters Ended,
September 8, 2018
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$163,428	$8,777	$—	$172,205
Product revenues	21,798	89,120	—	110,918
Total revenues	$185,226	$97,897	$—	$283,123
Operating expenses
Operating costs	134,640	86,062	—	220,702
Operating depreciation and amortization	4,590	4,188	—	8,778
Profit before corporate selling, general, and administrative expenses	$45,996	$7,647	$—	$53,643
Selling, general, and administrative expenses			33,185	33,185
Depreciation and amortization from SG&A			2,300	2,300
Total selling, general, and administrative expenses			$35,485	$35,485
Other expense - net			983	983
Operating income				17,175
Interest expense – net			742	742
Income before income taxes				$16,433

Total assets by segment as of September 7, 2019, and December 29, 2018 were as follows:

(thousands)	September 7, 2019	December 29, 2018
Total Assets:
Environmental Services	$214,147	$148,192
Oil Business	159,552	142,691
Unallocated Corporate Assets	74,854	56,939
Total	$448,553	$347,822

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

Leases may include variable lease payments for common area maintenance, real estate taxes, and truck lease mileage. No leases are tied to a market index rate or CPI. Variable lease payments are not included in the initial measurement of the right-of-use assets or lease liabilities, and are recorded as lease expense in the period incurred. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise that option. We have elected not to record leases with an initial term of 12 months or less on the balance sheet and instead recognize those lease payments on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as either operating or financing leases in our Consolidated Balance Sheet.

Right-of-use assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Our lease right-of-use assets are measured at the initial measurement of the lease liability, adjusted for any lease payments made prior to the lease commencement date, less any lease incentives received and other initial direct costs incurred. Our lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments.

Our leases have remaining terms ranging from less than one month to 11 years and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. Our finance leases include a fleet of mobile equipment.

The components of lease expense were as follows:

(thousands)	For the Third Quarter Ended, September 7, 2019	First Three Quarters Ended, September 7, 2019
Finance lease cost:
Amortization of right-of-use Assets	$25	$25
Interest on lease liabilities	6	6
Total finance lease cost	$31	$31

Operating lease cost	$5,914	$18,366
Short-term lease cost	1,579	3,650
Variable lease cost	827	2,794
Total lease cost	$8,320	$24,810

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$4	$4
Operating cash flows from operating leases	$6,554	$19,805
Financing cash flows from financing leases	$13	$13
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,487	$1,487
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,099	$92,226

Weighted-average remaining lease term (years)
Finance leases		6.90
Operating leases		4.80

Weighted-average discount rate
Finance leases		3.4%
Operating leases		5.7%

Future annual minimum lease payment commitments as of September 7, 2019 were as follows:

(thousands)
2019	$7,770
2020	22,835
2021	18,681
2022	14,685
2023	10,840
2024 and thereafter	16,440
Total minimum lease payments	$91,251
Less: imputed interest	11,703
Lease liability	$79,548

As disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard 840, future minimum lease payments due under noncancelable operating lease agreements as of December 29, 2018 were as follows:

(thousands)
2019	$22,226
2020	16,095
2021	12,458
2022	9,247
2023	6,020
2024 and thereafter	5,786
Total minimum lease payments	$71,832

Lessor

The Company is a lessor of portions of a building and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. As of September 7, 2019, the Company is party to a contract under which it leases railcars to the related party Calumet Specialty Products Partners, L.P. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of a building and property.

Rental income for the third quarter and first three quarters ended September 7, 2019 was as follows:

	Third Quarter Ended,			First Three Quarters Ended,
	September 7, 2019			September 7, 2019
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,620	$—	$5,620	$14,791	$—	$14,791
Railcars	—	35	35	—	147	147
Property	—	13	13	—	29	29
Total rental income	$5,620	$48	$5,668	$14,791	$176	$14,967

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

The Company has purchase obligations in the form of open purchase orders of $28.0 million as of September 7, 2019, and $18.6 million as of December 29, 2018, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 7, 2019 and December 29, 2018, the Company had accrued $4.4 million and $4.2 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

 The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the third quarter of 2019. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. As of the third quarter of fiscal 2019, the Company's remaining Federal Net Operating Loss ("NOL") was $14.6 million, which will begin to expire in 2031. The unexpired balance on the federal NOL generated in 2011 is $0.5 million as of September 7, 2019. The Company's remaining balance of Federal NOLs recorded during 2012 - 2015 was $14.1 million as of September 7, 2019. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $3.4 million.

The Company's effective tax rate for the third quarter of fiscal 2019 was 27.1% compared to 26.2% in the third quarter of fiscal 2018. The Company’s effective rate for the first three quarters of fiscal 2019 was 24.0% compared to 24.3% in the first three quarters of fiscal 2018.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.5 million for uncertain tax positions as of September 7, 2019. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

(14)    SHARE-BASED COMPENSATION

On February 20, 2019, the Compensation Committee and the Board of Directors of the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”), to replace the Company’s 2008 Omnibus Incentive Plan (“2008 Plan”), which expired in March 2018. The 2019 Plan was approved during the second quarter of 2019 and authorizes 1,500,000 shares to be available for award grants.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Three Quarters Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	September 7, 2019	September 8, 2018	September 7, 2019	December 29, 2018
Members of Management	February, 2017	146,564	$249	$318	$118	$385
Chief Executive Officer	February, 2017	500,000	569	921	661	1,230
Members of Management	February, 2018	116,958	373	374	804	1,176
Special Incentive Grant	April, 2018	350,000	661	817	3,887	6,633
Board of Directors	May, 2018	13,800	—	197	—	—
Board of Directors	May, 2019	10,590	197	—	88	—
Members of Management	May, 2019	23,560	136	—	500	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first three quarters of fiscal 2019, the Company recorded approximately $0.6 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $0.7 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

The following table summarizes the restricted stock activity for the first three quarters ended September 7, 2019:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 29, 2018	1,013,863	$18.20
Granted	34,150	26.54
Vested	(158,372)	16.52
Forfeited	(105,062)	22.01
Nonvested shares outstanding at September 7, 2019	784,579	$18.39

Employee Stock Purchase Plan

As of September 7, 2019, the Company had reserved 115,022 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the first three quarters of fiscal 2019, employees purchased 14,240 shares of the Company’s common stock with a weighted average fair market value of $25.72 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters and first three quarters of fiscal 2019 and 2018, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Third Quarter Ended,		First Three Quarters Ended,
(thousands, except per share amounts)	September 7, 2019	September 8, 2018	September 7, 2019	September 8, 2018
Net income	$6,056	$6,419	$10,792	$12,437
Less: income attributable to noncontrolling interest	86	74	278	213
Net income attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$5,970	$6,345	$10,514	$12,224

Weighted average basic shares outstanding	23,185	23,048	23,146	23,013
Dilutive shares for share–based compensation plans	236	356	238	286
Weighted average diluted shares outstanding	23,421	23,404	23,384	23,299

Net income per share: basic	$0.26	$0.28	$0.45	$0.53
Net income per share: diluted	$0.25	$0.27	$0.45	$0.52

(16)  OTHER EXPENSE - NET

Other expense - net was $2.5 million of expense for the first three quarters of fiscal 2019 primarily relating to $1.5 million of site closure costs for a facility in Wilmington, DE. Other expense of $1.0 million for the first three quarters of fiscal 2018 primarily consists of $0.7 million of site closure costs.

(17) SUBSEQUENT EVENTS

On October 8, 2019, Heritage-Crystal Clean completed the acquisition of certain assets of California Environmental & Litho, Inc., which provided transportation and disposal services for hazardous and non-hazardous waste to printing, photographic, automotive and body shop businesses in the Bay Area, Central Valley & Northern California. The acquisition represents an expansion of HCC’s Environmental Services business in this geographic area while potentially providing new services and products for this market. No facilities were acquired in the transaction and all service employees and activity will be consolidated in existing branch territories. Total consideration for the acquisition was approximately $0.6 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 6, 2019. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2018 filed with the SEC on March 6, 2019. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("third quarter" or "quarter") and thirty-six weeks (first three quarters) ended September 7, 2019 and September 8, 2018, respectively. "Fiscal 2018" represents the 52-week period ended December 29, 2018 and "Fiscal 2019" represents the 52-week period ending December 28, 2019.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 67% of our total Company revenues for the first three quarters of fiscal 2019. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which together accounted for approximately 33% of our total Company revenues in the first three quarters of fiscal 2019.

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

Our corporate selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management and marketing, billing, receivables management, accounting and finance, procurement, real estate management, information technology, environmental health and safety, human resources and legal.

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

There were no material changes during the first three quarters of fiscal 2019 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 with the exception of the adoption of the new lease standard, ASC 842. See footnote 12 — Commitments and Contingencies for more information.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Third Quarter Ended,				First Three Quarters Ended,
(thousands)	September 7, 2019		September 8, 2018		September 7, 2019		September 8, 2018

Revenues
Service revenues	$57,208	54.6%	$58,054	58.2%	$171,522	56.1%	$172,205	60.8%
Product revenues	41,964	40.0%	41,620	41.8%	119,124	39.0%	110,918	39.2%
Rental income	5,668	5.4%	—	—%	14,967	4.9%	—	—%
Total revenues	$104,840	100.0%	$99,674	100.0%	$305,613	100.0%	$283,123	100.0%
Operating expenses
Operating costs	$80,116	76.4%	$76,045	76.3%	$241,449	79.0%	$220,702	78.0%
Selling, general, and administrative expenses	11,241	10.7%	10,641	10.7%	34,679	11.3%	33,185	11.7%
Depreciation and amortization	3,980	3.8%	3,776	3.8%	12,176	4.0%	11,078	3.9%
Other expense - net	1,020	1.0%	253	0.3%	2,477	0.8%	983	0.3%
Operating income	8,483	8.1%	8,959	9.0%	14,832	4.9%	17,175	6.1%
Interest expense – net	181	0.2%	256	0.3%	629	0.2%	742	0.3%
Income before income taxes	8,302	7.9%	8,703	8.7%	14,203	4.6%	16,433	5.8%
Provision for income taxes	2,246	2.1%	2,284	2.3%	3,411	1.1%	3,996	1.4%
Net income	6,056	5.8%	6,419	6.4%	10,792	3.5%	12,437	4.4%
Income attributable to noncontrolling interest	86	0.1%	74	0.1%	278	0.1%	213	0.1%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,970	5.7%	$6,345	6.4%	$10,514	3.4%	$12,224	4.3%

Revenues

Revenue for the third quarter of 2019 was $104.8 million compared to $99.7 million for the same quarter of 2018, an increase of $5.2 million, or 5.2%. The $5.2 million increase in revenue was driven by 9.0% revenue growth in the Environmental Services segment, partially offset by a 1.4% decline in revenue from our Oil Business segment. For the first three quarters of fiscal 2019, revenues increased $22.5 million, or 7.9%, from $283.1 million in the first three quarters of fiscal 2018 to $305.6 million in the first three quarters of 2019. The increase in revenue was driven mainly by growth in most of our Environmental Services segment product and service lines.

Operating costs

Operating costs increased $4.1 million, or 5.4%, during the third quarter of 2019 compared to the third quarter of fiscal 2018. The increase was mainly due to higher labor cost and employee benefit cost compared to the year-ago quarter. Operating costs increased $20.8 million, or 9.4%, in the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. The increase in operation costs was mainly driven by lower spreads in our Oil Business segment, along with higher labor cost and employee benefit cost in our Environmental Services segment.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $0.6 million, or 5.6%, from the third quarter of fiscal 2018 to the third quarter of fiscal 2019 mainly driven by higher bad debt expense, salaries, and employee benefits, partially offset by lower legal fees. Selling, general, and administrative expenses increased $1.5 million, or 4.5%, from the first three quarters of fiscal 2018 to the first three quarters of fiscal 2019. The increase in expense was mainly driven by higher bad debt expense and incentive compensation, partially offset by lower legal fees year-over-year.

Other expense - net

Other expense - net was $1.0 million of expense for the third quarter of fiscal 2019 primarily relating to asset write-offs and other site closure costs associated with a facility in Wilmington, DE. Other expense was $0.3 million for the third quarter of 2018. Other expense - net was $2.5 million of expense for the first three quarters of fiscal 2019 primarily relating to site closure costs and asset write-offs associated with a facility in Wilmington, DE. Other expense of $1.0 million for the first three quarters of fiscal 2018 primarily consists of $0.7 million of site closure costs.

Interest expense - net

Interest expense - net for the third quarter of fiscal 2019 and fiscal 2018 was $0.2 million, and $0.3 million, respectively. For the first three quarters of 2019 and 2018, interest expense was $0.6 million and $0.7 million, respectively.

Provision for income taxes

The Company's effective tax rate for the third quarter of fiscal 2019 was 27.1% compared to 26.2% in the third quarter of fiscal 2018. The Company’s effective rate for the first three quarters of fiscal 2019 was 24.0% compared to 24.3% in the first three quarters of fiscal 2018.

Segment Information

The following table presents revenues by reportable segment:

	For the Third Quarter Ended,		Change
(thousands)	September 7, 2019	September 8, 2018	$	%
Revenues:
Environmental Services	$68,991	$63,307	$5,684	9.0%
Oil Business	35,849	36,367	(518)	(1.4)%
Total	$104,840	$99,674	$5,166	5.2%

	First Three Quarters Ended,		Change

	September 7, 2019	September 8, 2018	$	%
Revenues:
Environmental Services	$205,684	$185,226	$20,458	11.0%
Oil Business	99,929	97,897	2,032	2.1%
Total	$305,613	$283,123	$22,490	7.9%

In the third quarter of fiscal 2019, Environmental Services revenue increased by $5.7 million, or 9.0%, from $63.3 million in the third quarter of fiscal 2018 to $69.0 million in the third quarter of fiscal 2019. The 9.0% increase in revenue was driven by growth in most of our product and service lines with the antifreeze, vacuum, and containerized waste businesses being the primary contributors to the growth. Excluding the impact of a large field services project from our third quarter 2018 results, our organic revenue growth in the segment during the third quarter 2019 was 10.5%. Environmental Services revenue increased

$20.5 million, or 11.0%, compared to the first three quarters of 2018 to $205.7 million during the first three quarters of 2019 driven by growth in most of our product and services lines of business.

During the third quarter of fiscal 2019, Oil Business revenues were down $0.5 million, or 1.4%, to $35.8 million compared to $36.4 million in the third quarter of fiscal 2018. The decline in revenue was mainly due to a decrease in our selling price of base oil, partially offset by an increase in the volume of base oil gallons sold. During the third quarter of fiscal 2019, we produced 11.7 million gallons of base oil at a 108.3% rate of nameplate capacity compared to 11.2 million gallons at a 103.6% rate of nameplate capacity during the third quarter of fiscal of 2018. On a year-over-year basis, Oil Business revenue increased $2.0 million, or 2.1%, due to higher base oil volume sold, partially offset by lower selling prices.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	For the Third Quarter Ended,		Change

(thousands)	September 7, 2019	September 8, 2018	$	%
Profit before corporate SG&A*
Environmental Services	$17,762	$16,248	$1,514	9.3%
Oil Business	3,778	4,372	(594)	(13.6)%
Total	$21,540	$20,620	$920	4.5%

	First Three Quarters Ended,		Change
(thousands)
	September 7, 2019	September 8, 2018	$	%

Profit before corporate SG&A*
Environmental Services	$51,408	$45,996	$5,412	11.8%
Oil Business	3,196	7,647	(4,451)	(58.2)%
Total	$54,604	$53,643	$961	1.8%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $1.5 million, or 9.3%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 driven mainly by higher revenues. Environmental Services profit before corporate SG&A expense increased $5.4 million, or 11.8%, in the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. The higher operating margin compared to fiscal 2018 was mainly due to higher revenues, partially offset by higher labor and higher employee benefit costs.

Oil Business profit before corporate SG&A expense decreased $0.6 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Oil Business profit before corporate SG&A expense decreased $4.5 million in the first three quarters of fiscal 2019, compared to the first three quarters of fiscal 2018. The lower operating margins compared to fiscal 2018 were mainly due to a decrease in the spread between our selling price for base oil and our feedstock costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 7, 2019 and December 29, 2018, cash and cash equivalents were $59.0 million and $43.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

The Company's Credit Agreement as amended ("Credit Agreement") provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under the revolving loan portion. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

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

•
A total leverage ratio no greater than 3.00 to 1.00, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the total leverage ratio shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and thereafter will revert to 3.00 to 1.00;

•
A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket.

As of September 7, 2019 and December 29, 2018, the Company was in compliance with all covenants under the Credit Agreement. As of September 7, 2019 and December 29, 2018, the Company had $1.1 million and $1.3 million of standby letters of credit issued, respectively, and $62.5 million and $63.7 million was available for borrowing under the bank credit facility, respectively. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio.

The Company's weighted average interest rate for all debt as of September 7, 2019 and September 8, 2018 was 4.3% and 3.8%, respectively. As of September 7, 2019, the Company had $30.0 million outstanding under the term loan, and no amount outstanding under the revolving credit facility.

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

Summary of Cash Flow Activity

	First Three Quarters Ended,
(thousands)	September 7, 2019	September 8, 2018
Net cash provided by (used in):
Operating activities	$36,325	$23,002
Investing activities	(19,494)	(17,599)
Financing activities	(1,459)	(977)
Net increase in cash and cash equivalents	$15,372	$4,426

The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2019 and the first three quarters of fiscal 2018 are summarized below:

Net Cash Provided by Operating Activities —

•
Earnings — Our decrease in net income during the first three quarters of 2019 negatively impacted our net cash provided by operating activities by $1.6 million compared to the first three quarters of 2018.

•
Inventory — In the first three quarters of fiscal 2019, the decrease in inventory favorably affected cash flows from operating activities by $13.0 million compared to the first three quarters fiscal 2018 driven mainly by lower carrying value of inventory.

•
Accounts Receivable — The increase in accounts receivable, driven mainly by higher revenue, had an unfavorable impact on cash provided by operating activities of $4.3 million in the first three quarters of fiscal 2019 compared to a $4.8 million unfavorable impact the first three quarters of fiscal 2018.

 Net Cash Used in Investing Activities —

•
Capital expenditures — We used $16.9 million and $12.9 million for capital expenditures during the first three quarters of fiscal 2019 and fiscal 2018, respectively. During the first three quarters of 2019, we purchased $5.8 million worth of vehicles, and spent $1.6 million on IT related projects in our Environmental Services segment, compared to $2.0 million spent on IT related projects during the first three quarters of fiscal 2018. Additionally, we spent approximately $3.4 million for purchases of parts cleaning machines compared to $3.5 million in the first three quarters of fiscal 2018. In our Oil Business segment, during the first three quarters of fiscal 2019, we spent $3.7 million for capital improvements to the re-refinery, compared to $4.9 million on the re-refinery during the first three quarters of 2018. The remaining $2.4 million of capital expenditures in the first three quarters of fiscal 2019 was for various projects, compared to $2.5 million spent on other various projects in the first three quarters of fiscal 2018.

•
Business acquisitions, net of cash acquired — We used $2.6 million of cash outflows for acquisitions during the first three quarters of fiscal 2019. During the first three quarters of 2018, we used $4.8 million of cash outflows for the acquisitions. See footnote 3 — Business Combinations for more information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first three quarters of fiscal 2019 was $30.0 million, and the annual effective interest rate for the Credit Facility for the third quarter of fiscal 2019 was 4.3%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first three quarters of fiscal 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter ended September 7, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

No change since the filing of our 10-Q on July 25th, 2019.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 17, 2019	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer