Form 10-K
period 2019-12-28
Heritage-Crystal Clean, Inc.
filed 2020-03-03
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to _________________
Commission File Number 001-33987
HERITAGE-CRYSTAL CLEAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0351454
State or other jurisdiction of	(I.R.S. Employer
Incorporation	Identification No.)

2175 Point Boulevard
Suite 375
Elgin, IL 60123
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code (847) 836-5670

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	HCCI	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company..  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

On June 14, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $380.2 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 27, 2020, there were outstanding 23,959,152 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about
April 28, 2020, to be filed within 120 days of the registrant’s fiscal year ended December 28, 2019.

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

Oil Business Segment

The Oil Business segment consists of used oil collection activities, re-refining activities, oil filter removal and disposal services, and the sale of recycled fuel oil. Through our re-refining process, we recycle used oil into high quality lubricant base oil and other products, and we are a supplier to firms that produce and market finished lubricants. We operate a used oil re-refinery with an annual nameplate capacity of 75 million gallons. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Industry

We operate within markets for industrial and hazardous waste services in the U.S. and a portion of Ontario, Canada. Specifically, we focus on the parts cleaning, containerized waste management, used oil collection and re-refining, vacuum truck services, antifreeze recycling, and field services areas of the industrial and hazardous waste services markets mainly for small to mid-sized establishments. These establishments have a need to remove grease and dirt from machine and engine parts and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops, and trucking firms, as well as manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil, waste paint, or antifreeze that generally cannot be legally discarded as municipal trash or poured down standard drains.

Environmental Services Segment

Parts cleaning machines and the related cleaning chemicals and solutions are used by operators and maintenance personnel in industrial plants and technicians in automotive service locations to clean dirty machine parts. Through use, the cleaning chemicals and solutions become contaminated with oil, sediment or other contaminants and must be replaced regularly. This replacement of used cleaning chemicals and solutions is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down drains. Vehicle maintenance facilities as well as small to medium sized industrial businesses generate other regulated materials which may not be legally disposed of in the municipal trash or poured down drains, such as used oil, waste paint, antifreeze, used oil filters, discarded fluorescent light tubes, spent batteries, etc. Because the management of these wastes is subject to changing regulatory requirements, most businesses need specialized knowledge to prepare required paperwork, maintain records, and ensure compliance with environmental laws. Large businesses, which generate substantial volumes of industrial and hazardous wastes, may find it more efficient to employ highly trained employees to manage these wastes. Small and mid-sized businesses that generate lesser quantities of waste often cannot justify such personnel investments and typically prefer to outsource these services to providers that can assist them in their disposal of used cleaning chemicals and solutions as well as other wastes subject to environmental regulations.

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

As of December 28, 2019, we operated 12 oil processing operations. Certain locations remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). The RFO we produce is sold to industrial burners and used oil processors, such as Vacuum Gas Oil ("VGO") producers and used oil re-refiners, or sold as a blend or cutter stock. We also operate four commercial wastewater treatment operations that service our Environmental Services segment. These facilities allow us to remove oil from wastewater, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO or be used as a feedstock for our used oil re-refinery.

The Crystal Clean Solution

Through our network of 89 branches, as of December 28, 2019, we provided parts cleaning, used oil collection, industrial waste removal, vacuum services, antifreeze recycling services, and field services to over 90,000 active customer locations.

Environmental Services Segment

During fiscal 2019, we performed more than 550,000 environmental services, of which over 306,000 were parts cleaning services. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for 68% of our revenues for fiscal 2019 and are generated primarily from providing parts cleaning services, industrial waste removal, and vacuum services for our clients.

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

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil, collected from our customers or purchased from other oil collection service providers, into lubricating base oil that we sell to firms who then blend, package, and market finished lubricants. The nameplate capacity is 75 million gallons of annual input of used oil feedstock including the impact of periodic shutdowns to perform routine maintenance. In fiscal 2019, we collected over 62 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for 32% of our total revenues in fiscal 2019.

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

Environmental Services Segment

In our full-service parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil, grease, and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains either a petroleum or aqueous-based solvent in a reservoir. The customer activates a pump that circulates the cleaning solvent through a nozzle where it is used to enable our customers to remove contaminants from their parts. The solvent can be reused until the contamination level is too high to allow for proper cleaning and requires replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent, while at the same time cleaning and inspecting the parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe there are still many parts cleaning services performed in the U.S. which are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for mineral spirits parts cleaning and our aqueous parts cleaning program) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help certain customers to achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Very Small Quantity Generator ("VSQG"). For our customers, maintaining a VSQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer a wide variety of different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided or sold machines directly from us, we also offer parts cleaning services for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and aqueous chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

In our containerized waste services, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, discarded fluorescent lighting tubes and spent batteries. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery, such as with oil filters, or by following the less onerous universal waste regulations, such as with fluorescent tubes and waste paint. In other cases, the hazardous waste regulations may apply, in which case we assist customers with the complete hazardous waste disposal process, including performing analysis to characterize their waste, preparing manifests and drum labels, and selecting the appropriate destination facility. As part of our full-service approach, we visit our customers periodically to check their inventory of used or waste materials and remove full containers as appropriate. Because there are statutory limits on the amount of time that customers can store these waste materials, these service visits are valuable to help customers stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee.

In a majority of our branch locations, we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment needing removal. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient removal of the material. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. We currently offer vacuum truck service at 60 of our branches. We believe we have the opportunity to grow this business by adding vacuum truck service to almost all of our remaining branches. We operate four commercial wastewater treatment facilities that allow us to remove oil from wastewater, treat the wastewater, and discharge it according to the standards of the applicable discharge permits.

Through our antifreeze recycling service, we offer customers a legally-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product. We offer responsive, on-time scheduled or on-demand collection and transportation of used antifreeze to our eight antifreeze recycling facilities, where it is recycled into high quality clean antifreeze. We then sell a variety of formulations of this antifreeze to our vehicle maintenance customers.

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

Oil Business Segment

As of the end of fiscal year 2019, we offered bulk used oil collection services in 84 of our branch locations. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks. These volumes are handled more efficiently via bulk tank trucks, such as the type we utilize, where we pump the customer's material into our tank truck for proper handling. We transfer a majority of the used oil we collect to our re-refinery to be re-refined into lubricating base oil. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels, and some of which is sold to used oil processors such as VGO producers and used oil re-refiners and some of it is sold for use as blend or cutter stock. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

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

Large Branch Network. We have spent over 20 years building and developing a large network of branches that has enabled us to rapidly grow our environmental services and used oil collection services efficiently and cost effectively. Our investments in this network help us to open new branches and cross sell products and services through existing branches.

Large and Highly Diverse Customer Base. Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a wide range of industrial businesses (such as manufacturing, transportation and distribution) and vehicle service. This diversification helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 90,000 active customer locations. In fiscal 2019, our largest single customer in our Environmental Services segment represented 1.1% of our consolidated revenues, and our largest ten customers represented approximately 4.6% of our consolidated revenues. In the Oil Business segment, revenues from our largest single customer accounted for 2.6% of our consolidated revenues for fiscal 2019, and our largest ten customers represented 16.6% of our consolidated revenues for fiscal 2019.

Experience in Re-Refining Technology. Our management team has substantial experience in the development and operation of used oil re-refineries and is able to design and construct re-refining capacity for a comparatively low capital cost due to this experience. In 2012, we began operating our re-refinery which had an original nameplate capacity of 50 million gallons of used oil. We were able to construct the original re-refining capacity for an initial cost of approximately $54 million, or approximately $1 per gallon of capacity. In 2015, we completed an expansion of our re-refinery from 50 million to 75 million gallons of annual input capacity for an initial cost of approximately $1 of capital cost per gallon of annual capacity. We believe other re-refineries constructed in the United States over the past decade have had an initial capital cost of substantially more than $1 per gallon of capacity.

Innovative Services that Reduce Customers' Regulatory Burdens. We have designed our service programs to meet the needs of our target customers. In particular, these customers desire to minimize their regulatory compliance burdens, and we have developed innovative methods to help our customers achieve this objective. For example, we have created parts-cleaning service programs which exempt our customers from certain hazardous waste regulations and filing requirements:

•Non-hazardous Program for Parts Cleaning. In our non-hazardous program for parts cleaning, we provide our customers with a solvent that is not included in the EPA's definition of hazardous waste due to its increased flashpoint, and we educate each participating customer to prevent harmful contaminants from being added to the solvent during use. Because of the reduced solvent flammability, as long as the customer does not add toxic or flammable contaminants during use, neither the clean solvent that we supply nor the resulting used solvent generated by customers participating in the program is classified as hazardous waste by the EPA, and as a result can be managed as non-hazardous waste. To participate in this program, our customers must provide certification that no hazardous wastes have been added to the parts cleaning solvent. After we collect the used solvent from customers participating in our non-hazardous program for parts cleaning, we recycle it via distillation for re-delivery to our parts cleaning customers. The recycling process removes oil, water, and other impurities, resulting in solvent suitable to be re-used by our customers for parts cleaning. At the same time, this process minimizes the burdensome hazardous waste regulations faced by our customers and allows us to minimize our virgin solvent purchases. Our solvent recycling system located in Indianapolis, Indiana is capable of recycling up to six million gallons per year of used solvent generated by customers participating in our non-hazardous program. This provides adequate capacity in excess of our current requirements.

•Product Reuse Program for Parts Cleaning. Rather than managing used solvent as a waste, we have developed a program that uses the solvent as an ingredient in the manufacture of asphalt roofing materials. Used solvent generated by customers participating in our product reuse program for parts cleaning is sold as a direct substitute for virgin solvent that is otherwise used in the manufacturing process for asphalt roofing materials. Because the used solvent is destined for reuse, it is not deemed a waste, and therefore it is not subject to hazardous waste regulations. To enhance the marketing of these programs, in the past 20 plus years we and our predecessor, Heritage Environmental Services, have voluntarily obtained concurrence letters from more than 30 state environmental agencies to validate this approach.

•Aqueous Program. In addition to our petroleum-based solvent, we offer a full suite of proprietary aqueous-based parts cleaning solutions, including our patented aqueous parts cleaning equipment and patented filtration technology for water-based fluids, which we believe is the most comprehensive aqueous-based solutions offering in the industry. After our customer is finished using the solution, we remove the used solution and almost exclusively manage it as non-hazardous waste. Similar to the two solvent-based programs described above, our customers’ used cleaning material will not be included in the EPA’s definition of a hazardous waste, which helps reduce our customers’ regulatory burdens. In addition, our patented Aqua Filtration Unit provides our customers with an innovative method to remove contaminants from their water-based fluids.

Experienced Management Team. Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. As of December 28, 2019, our senior managers had on average over 25 years of industry experience and our middle managers have on average of approximately 20 years of industry experience.

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
Expanded Service Offerings. Of our 89 branches, all branches currently offer parts cleaning and containerized waste management services, 84 offer used oil collection services, and 60 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our used oil collection and vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

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

Branch Locations
Re-refinery
States Served
Ontario, Canada Service Area

Selectively Pursue Acquisition Opportunities. Our management team has significant experience in identifying and integrating acquisition targets. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. In fiscal 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding Company-Kansas City, LLC to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. We also purchased the assets of a small business based in Fresno, CA focused primarily on providing parts cleaning related services during 2018. In January 2019, we purchased the assets of the antifreeze collection and recycling business of GlyEco, Inc. to both increase our route density in our current service area and further expand our antifreeze business in other areas. On February 1, 2019, we completed the acquisition of certain assets of W. S. Supplies, Inc., a subsidiary of Merrill’s Inc. W.S. Supplies, Inc., which provided chemical sales and service to auto dealerships and auto body-shops in Iowa, Nebraska, Minnesota, Missouri and South Dakota to expand geographically while potentially providing new services and products for this market. On March 25, 2019 we purchased the assets of All Valley Disposal, Inc., a provider of containerized waste, vacuum waste and used oil disposal services in the central valley of California. On October 8, 2019 we purchased the assets of California Environmental & Litho, Inc., a provider of primarily containerized waste services serving northern California. As the markets for some of our services mature, we will increasingly consider making acquisitions which are adjacent to the businesses we currently operate in. Specifically, we will explore opportunities to leverage our core strengths which include our branch network and our customer relationships. Our growth plan is not dependent on acquisitions, but we will continue to pursue acquisitions that leverage our established infrastructure.

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

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol) and used antifreeze, and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group, Fred Fehsenfeld and the Fehsenfeld family trusts, which collectively beneficially owned 31.6% of our common stock as of December 28, 2019, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. We have used their hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

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

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop and or implement technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking, and management of customer services, billing, and collections. This system has been used as an integral part of our business operations since 2003. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Mobile devices are used by our employees in the field to access customer service information, capture substantially all service transactions and certain inventory movements. Statistics are gathered and reported on a daily and weekly basis. These capabilities provide timely, automated data measurement and control for service activities to accelerate response to market and operational change.

Employees

As of December 28, 2019, we employed 1,322 full time and 70 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

On June 30th, 2018 the EPA implemented an e-Manifest system for the capture of manifest documents electronically. This functionality included full electronic manifests, scanned image upload, scanned image plus document data, and mailing of physical manifests to the EPA for processing. The EPA assesses a different fee depending on which of the above approaches is used. Functionality for paper/electronic hybrid documents, and transporter/broker features have not been made available by the EPA. Expectations are this functionality will become available in 2020. Increased fee rates went into effect October 1st, 2019 which are effective through September 30th, 2021. These increases ranged between 60% to 115% depending on the submission method.

Disposal partners utilized by the Company are at various stages of implementation of the available features, with partners passing on their costs incurred to the Company. The Company has mailed physical manifests it terminates to the EPA for state regulated wastes which require manifesting. Once the EPA enables the broker and transporter functionality, this should enable intermediaries and special waste handlers like the Company to implement more direct e-Manifest features into it its handling and systems. The Company intends to pass along the direct costs imposed by the EPA, or indirectly from disposal partners, to its customers. As partners and the Company are able to implement costs saving measures provided by e-Manifesting, regulatory costs which are currently passed on to customers could be reduced. Concurrently, the Company has implemented and is pursuing operational adjustments to further reduce these costs made available thru other related regulatory options and changes.

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

In November 2019, the State of New York Department of Environmental Conservation revised 6 NYCRR Part 226. This revision lowers the limits for volatile organic compounds (VOCs) used in cleaning operations. This revision is effective after December 1, 2020. Based on this revision, we will no longer be able to use either of our two standard solvents currently used in our parts cleaning services offered in the State of New York. Our primary substitute for customers in the State of New York will be our aqueous parts cleaning offer. We currently have four branches located in the State of New York (Albany, Buffalo, Long Island and Rochester).

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

Available Information

We maintain a website at the following Internet address: http://www.crystal-clean.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. The public can obtain copies of these materials by accessing the SEC's website at http://www.sec.gov. Our guidelines on corporate governance, our board of directors policy, the charters for our Board Committees, and our code of ethics are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this annual report.
Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who was an executive officer of Heritage-Crystal Clean as of December 28, 2019.

Name	Age	Position

Brian Recatto	55	President, Chief Executive Officer, and Director

Mark DeVita	51	Chief Financial Officer

Ellie Bruce	55	Vice President of Business Management and Marketing

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

There can be no assurance that unforeseen market conditions, such as a significant drop in crude oil prices, will not adversely impact the operation or profitability of our re-refinery. Our success in operating our re-refinery at capacity and realizing the anticipated benefits therefrom in a timely manner, or at all, may be affected by the following factors:

●	Operation of the Re-refinery - Operating at capacity depends on the ability of our employees and management to run the re-refinery at design rates safely and in compliance with all relevant regulations. Nameplate capacity includes the impact of periodic shutdowns for routine maintenance. We have experienced unplanned shutdowns in the past and any extended or unscheduled shutdowns in the future may inhibit our ability to operate the re-refinery at or near capacity.

●	Balance of Base Lube Oil Demand vs Supply - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our re-refinery. If the capacity for base lube oil production (i.e. supply) exceeds the demand for base lube oil then it is likely that there will be downward pressure on the price of base lube oil. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil.

●	Logistics - Operating at capacity depends on our ability to efficiently transport used oil to our re-refinery and to transport base lube oil and related products out of our re-refinery as well as on our access to adequate storage facilities for raw materials and products. Our ability to transport used oil and oil products efficiently is dependent on the third parties we utilize to help us execute these activities.

●	Base Lube Oil Pricing - The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil, even if our costs do not experience a similar decline. If we reduce prices for our products, we may not realize expected results, and our operating margins may be adversely impacted.

●	Used Oil Feedstock - Operating at capacity depends on our ability to obtain the required volume from either company customers or third-party collectors and to acquire the feedstock at competitive rates.

Our continued growth depends on our ability to recruit, train and retain sales and service personnel and we also depend on the service of key individuals, the loss of whom could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Brian Recatto, President, Chief Executive Officer, and Director; Mark DeVita, our Chief Financial Officer; Ellie Bruce, our Vice President of Business Management and Marketing; and Glenn Casbourne, our Vice President of Engineering. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key life insurance policies on any of our named executive officers.

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

The overall levels of demand for our products and services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products or services they purchase from us, or provide to us in the future. We may have accounts receivable from customers who may not be able to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions can significantly affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. In past economic downturns, demand from our services has declined as our customers’ reduced their costs which in turn reduced their demand for our services. During 2016, we felt the impact of a downturn in economic activity for businesses in, and doing business with, the oil industry due to the continued decline in the price of crude oil. Such downturns in the oil industry negatively impact the operating results of our Environmental Services segment.

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

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, a wholly-owned subsidiary of Clean Harbors, Inc. and our largest competitor, has held substantial market share in the full-service parts cleaning industry for the last five decades and has developed a significant market share in used oil services, including used oil collection and containerized waste management. Safety-Kleen has greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects may be adversely affected if we cannot effectively compete against these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a significant number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

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

We are dependent on third parties for the disposal of most of our customers’ non-used oil, and non-wastewater waste streams, and also utilize subcontractors to perform a significant portion of our field services work. We and our third party transporters ship waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators, and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors. If our current disposal vendors or subcontractors cannot perform up to our standards, our reputation with our customers could be damaged, and we may be required to replace these vendors. Although we believe there are a number of potential replacement disposal vendors and subcontractors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of our customers’ waste streams by disposal vendors or subcontractors could expose both us and our customers to liability. Any failure by disposal vendors or subcontractors to properly collect, transport, handle or dispose of our customers’ waste streams, or any insolvency or business closure of disposal vendors or subcontractors, could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition, or results of operations.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2019 and prior years, we may not be able to do so in future years.

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

We may become subject to various legal proceedings and investigations, which may have an adverse effect on our business.

We may from time to time become a party to legal proceedings and investigations, in the normal course of business activities. Responding to investigations or defending these actions, especially purported class actions, can be costly and can distract management. There is also the possibility that we, or customers on whom we rely, may become involved in future investigations or suits, including, for example, those being brought by communities against fossil fuel producers relating to climate change, which are beginning to gain prevalence in the courts. There is the potential that the costs of defending litigation, or the impact on us as a result of customers losing such suits, could have an adverse effect on our cash flows, results of operations or financial position.

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

As of December 28, 2019, we had $30.0 million outstanding under the Credit Agreement in the form of Term A Loan. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets. The Credit Agreement contains various requirements and covenants, including one that requires us to maintain a specified total leverage ratio. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the Credit Agreement. Our level of debt and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage. Our debt level may adversely affect our future performance, because, among other things:

•we may be placed at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•our ability to complete future acquisitions may be limited;

•we will have to use a portion of our cash flow for debt service rather than for operations;

•we may not be able to obtain further debt financing and may have to pay more for financing;

•the indebtedness may bear interest at variable interest rates, making us vulnerable to increases in interest rates; and

•we will be more vulnerable to adverse economic conditions.

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

The phasing out of LIBOR after 2021 could adversely affect our financial Results

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the London Interbank Offered Rate by the end of 2021. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement may be based on LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. The Company is currently evaluating its options under our Credit Agreement, but at this time we cannot reasonably estimate the impact to our financial statements.

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

Our capital requirements in the future will depend on many factors, including, but not limited to:

•acceptance of and demand for, and pricing of our products and services;

•the extent to which we invest in new technology and product development;

•the costs of developing new products, services or technologies;

•the costs associated with the growth of our business, if any.

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

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of December 28, 2019, our directors and executive officers, and stockholders affiliated with our directors and executive officers, beneficially owned 35.5% of our common stock. In addition, under a participation rights agreement between us and The Heritage Group, an affiliate of our Chairman Fred Fehsenfeld ("Heritage"), Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

As of December 28, 2019, Heritage, the Fehsenfeld family trusts and Mr. Fehsenfeld, who are all affiliates of each other (collectively, the “Heritage Stockholders”), collectively beneficially own over 31.6% of our common stock. As a result, the Heritage Stockholders have significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant matters and their interests may not align with the interest of other stockholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Provisions in our certificate of incorporation and bylaws and Delaware law could prevent or delay transactions that stockholders may favor.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Corporate Headquarters. Our headquarters is based in a 33,935 square foot leased facility in Elgin, Illinois and is leased with a term expiring in 2022.

Re-refinery, recycling and waste processing operations. As of December 28, 2019 we owned and operated a used oil re-refinery in Indianapolis, IN, with an annual nameplate capacity of approximately 75 million gallons of used oil feedstock and we owned and operated a solvent recycling facility at the same site which has an annual capacity of approximately six million gallons. We operated twelve oil processing facilities, of which four perform waste water treatment, and one performs oil filter processing. Our wastewater treatment operations have the capacity to process approximately 105 million gallons per year. We owned the properties where eleven of our oil processing operations are located, including our waste water treatment operations and one of our used oil filter processing operations. We leased the remaining oil processing facility with a term of year to year tenancy. In addition, we operated eight antifreeze recycling centers, of which two facilities are owned and six facilities are leased.

Hubs. As of December 28, 2019, we operated four distribution hubs. One in Indianapolis, IN; Shreveport, LA; Philadelphia, PA; and Atlanta, GA. All of our hubs are leased with terms ranging two to eleven years. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future shipment to our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Containers of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. These containers are staged and loaded back into trailers for reshipment to third-party recyclers, incinerators, landfills, and waste-to-energy facilities.

Branches. We operated 89 branches that vary in size and serve customer locations in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. We owned 10 branch facilities, and the remaining 79 are leased with terms ranging from month-to-month to up to eleven years.

ITEM 3.  LEGAL PROCEEDINGS

In February 2016 the Company received an information request from the U.S. EPA ("EPA") regarding the operation of our Indianapolis, Indiana re-refinery in relation to our Clean Air Act permit for the facility. During 2016 we responded fully to the EPA's information request. On April 7, 2017 we received a notice of violation and finding of violation of the Clean Air Act related to our operation of the re-refinery. During January 2020 we reached an agreement in principle with the EPA to resolve this matter subject to preparation of a consent agreement and final order. As a result of the agreement we have accrued a liability of an immaterial amount on our balance sheet as of December 28, 2019.
In October 2016, the EPA issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act (“EPCRA”) and regulations under the Clean Water Act (involving Spill Prevention, Control and Countermeasure plans). We have reached a settlement with USEPA involving the alleged EPCRA violations for an immaterial amount. We are also providing USEPA additional information it has requested with regard to the alleged Clean Water Act matter and expect to have this matter resolved during the first half of 2020.
In December 2019, the Company settled its putative class action lawsuit, Adelphia, Inc. d/b/a/ Village Auto and Dan’s One Stop Shop, LLC v. Heritage-Crystal Clean, Inc. and Heritage-Crystal Clean, LLC, Case No. 15-L-386, filed in the Circuit Court for the Sixteenth Judicial Circuit in Kane County, Illinois, alleging that the Company charged fees in violation of both its contracts and applicable state laws. The case involved claims brought under the Illinois Consumer Fraud and Deceptive Business Practices Act, 815 ILCS 505/1 et seq., as well as claims for breach of contract and unjust enrichment. The case was brought as a putative class action on behalf of all customers of HCC who entered into a written contract and have paid a fuel surcharge from 2005 to present. Under the settlement, the Company agreed to fund up to $11.0 million less deductions and payments for administration expenses, attorney's fees, and other expenses, for claims of class members. We expect that the final amounts owed pursuant to this settlement will be determined by the end of the second fiscal quarter of 2020.

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

On February 27, the closing price of our common stock on the NASDAQ Global Select Market was $25.93 per share.
On February 27, 2020, there were 545 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

All repurchase activity of equity securities during the period covered by this Annual Report were previously disclosed in our current Quarterly Reports on Form 10-Q. The Company had no unregistered sales of equity securities during 2019.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 3, 2015 and December 28, 2019, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrials Index, over the same period. This graph assumes the investment of $100 on January 3, 2013 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrials Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stock Performance Graph
(January 3, 2015 through December 28, 2019)

Dollars
300
250
200
150
100
50
01/03/15
01/02/16
12/31/16
12/30/17
12/29/18
12/28/19
Heritage-Crystal Clean, Inc.
NASDAQ Composite Index
NASDAQ Industrials Index

	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019
Heritage-Crystal Clean, Inc.	$100.00	$86.00	$128.00	$177.00	$182.00	$257.00
NASDAQ Composite Index	$100.00	$106.00	$114.00	$146.00	$139.00	$191.00
NASDAQ Industrials Index	$100.00	$109.00	$118.00	$146.00	$142.00	$181.00

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for a description of the securities which are authorized for issuance under our equity compensation plans.
ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial information has been derived from the audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this report. This information should be reviewed in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this report. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2019" represents the 52-week period ended December 28, 2019. "Fiscal 2018" represents the 52-week period ended December 29, 2018. "Fiscal 2017" represents the 52-week period ended December 30, 2017. "Fiscal 2016" represents the 53-week period ended December 31, 2016. "Fiscal 2015" represents the 52-week period ended January 2, 2016. We have derived the statement of operations for the fiscal years ended December 31, 2016 and January 2, 2016 and the balance sheet data at December 30, 2017, December 31, 2016, and January 2, 2016, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(In Thousands, Except per Share Amounts)
	2019	2018	2017	2016	2015

STATEMENTS OF OPERATIONS DATA
Revenues
Service revenues	$250,491	$250,262	$233,999	$235,898	$215,698
Product revenues	171,273	159,921	131,958	111,729	134,320
Rental income	22,663	—	—	—	—
Total revenues	$444,427	$410,183	$365,957	$347,627	$350,018
Operating Expenses
Operating costs	$349,603	$323,165	$276,102	$267,503	$280,708
Selling, general, and administrative expenses	50,224	47,714	47,401	49,823	45,269
Depreciation and amortization	18,249	16,157	17,967	17,991	17,197
Impairment of goodwill	—	—	—	—	3,952
Other expense (income) - net	13,490	1,606	(10,940)	1,416	(1,297)
Operating income	12,861	21,541	35,427	10,894	4,189
Interest expense - net	869	1,052	1,094	2,069	1,880
Income before income taxes	$11,992	$20,489	$34,333	$8,825	$2,309
Provision for income taxes	3,243	5,451	5,923	2,811	899
Net income	8,749	15,038	28,410	6,014	1,410
Income attributable to noncontrolling interest	386	310	287	172	160
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$8,363	$14,728	$28,123	$5,842	$1,250

Net income per share available to common stockholders: basic	$0.36	$0.64	$1.24	$0.26	$0.06
Net income per share available to common stockholders: diluted	$0.36	$0.63	$1.23	$0.26	$0.06

Number of weighted average common shares outstanding :
Basic	23,160	23,026	22,662	22,258	22,146
Diluted	23,398	23,334	22,922	22,516	22,408

	Fiscal Year
(thousands, except branch data)	2019	2018	2017	2016	2015
OTHER OPERATING DATA (UNAUDITED):
Average revenues per working day - Environmental Services	$1,195	$1,130	$970	$885	$895
Number of branches at end of fiscal year	89	89	86	83	82

	At Fiscal Year End
(thousands)	2019	2018	2017	2016	2015

BALANCE SHEET DATA:
Cash and cash equivalents	$60,694	$43,579	$41,889	$36,610	$23,608
Total assets	471,314	347,822	314,657	314,307	301,848
Long-term debt, less current maturities	29,348	29,046	28,744	63,454	69,478
Total stockholders' equity	$265,631	$254,231	$235,926	$198,269	$189,833

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K. We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2019" represents the 52-week period ended December 28, 2019."Fiscal 2018" represents the 52-week period ended December 29, 2018. "Fiscal 2017" represents the 52-week period ended December 30, 2017.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, vacuum truck, antifreeze recycling services, and field services. Revenues from this segment accounted for 68% of our total company revenues for fiscal 2019. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, which accounted for 32% of our fiscal 2019 total company revenues.

No single customer accounted for more than 10% of consolidated revenues in fiscal 2019, 2018, or 2017. There were no intersegment revenues during fiscal 2019.

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

In fiscal 2019, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2019. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.

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

In evaluating inventory for impairment, the Company considers factors that may impact the valuation of inventory, including declines in net realizable value. If circumstances indicate the cost basis of inventories exceed their net realizable value, inventories are reduced to net realizable value. In fiscal 2019, we recorded no inventory impairment charges.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows expected to be generated by the asset, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. We recorded no impairment charges of long-lived assets in fiscal 2019.

RESULTS OF OPERATIONS

General

Fiscal Year Ended December 28, 2019 versus Fiscal Year Ended December 29, 2018

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(thousands)	December 28, 2019		December 29, 2018
Revenues
Service revenues	$250,491	56.4%	$250,262	61.0%
Product revenues	171,273	38.5%	159,921	39.0%
Rental income	22,663	5.1%	—	N/A
Total revenues	$444,427	100.0%	$410,183	100.0%
Operating expenses -
Operating costs	$349,603	78.7%	$323,165	78.8%
Selling, general, and administrative expenses	50,224	11.3%	47,714	11.6%
Depreciation and amortization	18,249	4.1%	16,157	3.9%
Other expense - net	13,490	3.0%	1,606	0.4%
Operating income	12,861	2.9%	21,541	5.3%
Interest expense – net	869	0.2%	1,052	0.3%
Income before income taxes	$11,992	2.7%	$20,489	5.0%
Provision for income taxes	3,243	0.7%	5,451	1.3%
Net income	8,749	2.0%	15,038	3.7%
Income attributable to noncontrolling interest	386	0.1%	310	0.1%
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$8,363	1.9%	$14,728	3.6%

Revenues

In 2019, we generated $444.4 million of revenue compared to prior year revenue of $410.2 million, an increase of $34.2 million, or 8.3%, driven by strong growth in our Environmental Services segment. In fiscal 2019, Environmental Services revenues increased $31.4 million, or 11.6%, compared to fiscal 2018. The increase in revenues was driven primarily by growth in our antifreeze recycling, containerized waste, and vacuum services businesses, and to a lesser extent in all of our other Environmental Services segment product and service lines of business.

Revenue from our Oil Business increased $2.8 million, or 2.0%, compared to fiscal 2018. The increase in revenue was primarily due to higher volumes of base oil gallons sold, due in part to an increase of base lube gallons produced, partially offset by lower base oil pricing. During fiscal 2019, the average selling price for our base oil product decreased approximately 11% compared to fiscal 2018.

Operating costs

Operating costs increased $26.4 million, or 8.2%, to $349.6 million in fiscal 2019 compared to $323.2 million in fiscal 2018. The increase in operating costs was primarily a result of significantly higher labor and employee benefit costs, disposal charges, and logistics related costs, partially offset with lower re-refinery shutdown and maintenance costs compared to fiscal 2018. Higher labor costs was the result of investments in new resources to support our revenue growth and annual wage increases, while higher disposal costs were driven primarily by higher volumes of waste material in our vacuum services, containerized waste, and field services businesses.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $2.5 million, or 5.0%, from fiscal 2018 to $50.2 million in fiscal 2019. The year-over-year increase in SG&A was mainly due to higher salaries and employee benefit related expenses, along with higher bad debt expense, partially offset by lower legal fees and share-based compensation. Overall, selling, general and administrative expenses as a percentage of revenues decreased slightly to 12.2% in fiscal 2019 from 12.4% in fiscal 2018.

Other expense (income) - net

Other expense (income) - net of $13.5 million for fiscal 2019 primarily consists of an $11.0 million charge taken in the fourth quarter of fiscal 2019 as a result of the settlement of a class action lawsuit to resolve claims made against us in litigation pertaining to fuel surcharges (see "Legal Proceedings"). In addition, approximately $2.7 million of expense was related primarily to costs and asset write-offs associated with site closure. Other expense - net of $1.6 million for fiscal 2018 primarily consists of $1.0 million of site closure costs.

Interest expense - net

Interest expense - net of $0.9 million includes interest expense of $1.7 million, of which approximately $1.2 million of interest expense related to our term loan, and $0.3 million was amortization of debt issuance costs, partially offset by $0.8 million of interest income. In fiscal 2018, interest expense - net of $1.1 million, includes interest expense of $1.5 million, of which $1.2 million of interest expense was on our term loan, and $0.3 million was amortization of debt issuance costs, partially offset by $0.5 million of interest income. No interest was capitalized in fiscal years 2019 and 2018.

Provision for income taxes

The Company's effective tax rate for fiscal 2019 was 27.0% compared to 26.6% in fiscal 2018. The difference in the effective tax rate is principally attributable to state income taxes.

Segment Information

The following table presents revenues by segment:

	For the Fiscal Years Ended,		Increase
(thousands)	December 28, 2019	December 29, 2018	$	%
Revenues:
Environmental Services	$302,543	$271,131	$31,412	11.6%
Oil Business	141,884	139,052	2,832	2.0%
Total	$444,427	$410,183	$34,244	8.3%

In fiscal 2019, Environmental Services revenues increased $31.4 million, or 11.6%, compared to fiscal 2018. The increase in revenues was driven by growth in all Environmental Services segment product and service lines of business primarily due to growth in our antifreeze recycling, containerized waste, and vacuum services businesses.

Revenue from our Oil Business increased $2.8 million, or 2.0%, compared to fiscal 2018. The increase in revenue was primarily due to higher volumes of base oil gallons sold, due in part to a 10% increase of base lube gallons produced, partially offset by lower base oil pricing. During fiscal 2019, the average selling price for our base oil product decreased approximately 11% compared to fiscal 2018. During fiscal 2019 and 2018, we sold approximately 47 million and 42 million gallons of base oil, respectively.

Segment Profit before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by segment before corporate SG&A:

	For the Fiscal Years Ended,		Increase/(Decrease)
	December 28, 2019	December 29, 2018	$	%
(thousands)
Profit before corporate SG&A*
Environmental Services	$75,735	$69,406	$6,329	9.1%
Oil Business	4,665	4,705	(40)	(0.9)%
Total	$80,400	$74,111	$6,289	8.5%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 13 in our consolidated financial statements and the notes thereto included in Item 8.

In fiscal 2019, Environmental Services profit before SG&A increased $6.3 million, or 9.1%, due to higher revenue outpacing higher labor and healthcare, disposal, and transportation related costs year-over-year. Profit before corporate SG&A expense as a percentage of revenues in the Environmental Services segment decreased to 25.0% in fiscal 2019 compared to 25.6% in fiscal 2018.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In both fiscal 2019 and 2018, the impact of used solvent sales was immaterial.

In fiscal 2019, the Oil Business profit before corporate SG&A was essentially flat compared to fiscal 2018 at approximately $4.7 million. Profitability of the Oil Business during fiscal 2019 was impacted by lower pricing for base oil product and higher transportation costs, partially offset by higher base oil sales volume and lower re-refinery shutdown and maintenance costs compared to fiscal 2018.

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

Segment Information

The following table presents revenues by segment:

	For the Fiscal Years Ended,		Increase
(thousands)	December 29, 2018	December 30, 2017	$	%
Revenues:
Environmental Services	$271,131	$238,055	$33,076	13.9%
Oil Business	139,052	127,902	11,150	8.7%
Total	$410,183	$365,957	$44,226	12.1%

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

Segment Profit before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by segment before corporate SG&A:

	For the Fiscal Years Ended,		Increase/(Decrease)
	December 29, 2018	December 30, 2017	$	%
(thousands)
Profit before corporate SG&A*
Environmental Services	$69,406	$66,896	$2,510	3.8%
Oil Business	4,705	8,657	(3,952)	(45.7)%
Total	$74,111	$75,553	$(1,442)	(1.9)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 13 in our consolidated financial statements and the notes thereto included in Item 8.

In fiscal 2018, Environmental Services profit before SG&A increased $2.5 million, or 3.8%, due to higher revenue outpacing higher labor, transportation, and disposal costs year-over-year. However, profit before corporate SG&A expense as a percentage of revenues in the Environmental Services segment dropped to 25.6% in fiscal 2018 compared to 28.1% in fiscal 2017.

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

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 28, 2019 and December 29, 2018, cash and cash equivalents were $60.7 million and $43.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

The Company's Credit Agreement ("Credit Agreement"), dated February 21, 2017, provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under a revolving loan. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. Please see "Item 1A. Risk Factors" for more information in regard to the phasing out of LIBOR after 2021.
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

•An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the foregoing 3.00 to 1.00 shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and will thereafter revert to 3.00 to 1.00;

•A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

As of December 28, 2019 and December 29, 2018, the Company was in compliance with all covenants under the Credit Agreement. As of December 28, 2019, and December 29, 2018, the Company had $1.1 million and $1.3 million of standby letters of credit issued, respectively, and $63.9 million and $63.7 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
(thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Net cash provided by (used in):
Operating activities	$53,254	$30,072	$45,331
Investing activities	(34,814)	(27,536)	(10,008)
Financing activities	(1,325)	(846)	(30,044)
Net increase in cash and cash equivalents	$17,115	$1,690	$5,279

The most significant items affecting the comparison of our operating activities for fiscal 2019 and fiscal 2018 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our decrease in net income during fiscal 2019 negatively impacted our net cash provided by operating activities by $6.3 million compared to fiscal 2018.

•Inventory — In fiscal 2019, the decrease in inventory favorably affected cash flows from operating activities by $4.0 million, driven mainly by lower carrying value of inventory, compared to an $11.2 million increase in inventory in fiscal 2018.

•Non-cash item— The Company entered into a class action settlement agreement taking a non-cash charge of $11.0 million in the fourth quarter of fiscal 2019.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	For the Fiscal Years Ended,
(thousands)	December 28, 2019	December 29, 2018
Re-refinery capital improvements	$7.0	$8.9
Parts cleaning machines	4.8	4.8
Trucks and trailers	13.5	3.7
IT projects	1.7	2.1
Various other projects	4.3	3.3
Total	$31.3	$22.8

•Business acquisitions, net of cash acquired  — We used $3.5 million of cash outflows for acquisitions during fiscal 2019, and $4.8 million of cash outflows for acquisitions in fiscal 2018. See footnote 3 — Business Combinations for more information.

The most significant items affecting the comparison of our operating activities for fiscal 2018 and fiscal 2017 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our decrease in net income during fiscal 2018 negatively impacted our net cash provided by operating activities by $13.4 million compared to fiscal 2017.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $7.6 million in fiscal 2018 compared to fiscal 2017 mainly due to higher sales year-over-year, along with a one-time receipt of $4.3 million related to a settlement agreement with the sellers of FCC Environmental in the first quarter of 2017.

•Accounts Payable — The increase in accounts payable favorably affected cash flows from operating activities by $10.9 million in fiscal 2018 compared to fiscal 2017. The increase in accounts payable was mainly driven by an increase in higher transportation and disposal cost related charges during fiscal 2018.

•Inventory — In fiscal 2018, the increase in inventory unfavorably affected cash flows from operating activities by $8.1 million compared to fiscal 2017 driven mainly by higher carrying value of inventory.

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

•Business acquisitions, net of cash acquired  — We used $4.8 million of cash outflows for the acquisitions of Products Plus, Inc. and AO Holding-Kansas City, LLC, and Hot Tank Supply Company in fiscal 2018. See footnote 3  — Business Combinations. We did not make any acquisitions during fiscal 2017.

Contractual Obligations

Our contractual commitments consist of operating leases and short-term purchasing commitments. We anticipate that we will experience an increase in our lease commitments consistent with anticipated growth in operations, infrastructure, and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of December 28, 2019:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations (1)	$96,094	$23,894	$20,484	$16,902	$12,745	$8,702	$13,367
Finance lease obligations (2)	7,243	883	883	883	883	883	2,828
Future maturities of long term debt (3)	30,000	—	—	30,000	—	—	—
Interest on long term debt (4)	2,261	1,067	1,047	147	—	—	—
Purchase obligations (5)	28,327	28,327	—	—	—	—	—
Total (6)	$163,925	$54,171	$22,414	$47,932	$13,628	$9,585	$16,195

(1)	We lease railcars, office space, warehouse facilities, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2030.

(2)	Finance leases include a fleet of mobile equipment.

(3)	Excludes interest payments.

(4)	Interest on long term debt is calculated at the contractual rate or, in the case of the Term A loan, at the effective rate as of December 28, 2019.

(5)	Our purchase obligations are open purchase orders as of December 28, 2019, and are primarily for capital expenditures, used oil, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancelable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

(6)	Unrecognized tax benefits have not been included because no reasonable estimate can be made as to the likelihood, dollar amount, or timing of potential future cash expenditures.
We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2019, we had no off-balance sheet arrangements.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during fiscal 2019 were $30.0 million, and the annual effective interest rate for fiscal 2019 was 4.1%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.3 million change to our interest expense in fiscal 2019.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of FASB Accounting Standard Codification (Topic 842) Leases.

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

Chicago, Illinois
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc
Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2019, and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 2, 2020

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$60,694	$43,579
Accounts receivable - net	55,586	51,744
Inventory - net	29,373	33,059
Other current assets	7,104	6,835
Total current assets	152,757	135,217
Property, plant and equipment - net	154,911	139,987
Right of use assets	89,525	—
Equipment at customers - net	24,232	23,814
Software and intangible assets - net	16,892	14,681
Goodwill	32,997	34,123
Total assets	$471,314	$347,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,058	$32,630
Current portion of lease liabilities	20,407	—
Contract liabilities - net	2,252	166
Accrued salaries, wages, and benefits	6,771	6,024
Taxes payable	6,538	6,120
Other current liabilities	16,418	5,089
Total current liabilities	90,444	50,029
Lease liabilities, net of current portion	68,734	—
Long-term debt, less current maturities	29,348	29,046
Deferred income taxes	17,157	14,516
Total liabilities	$205,683	$93,591
Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at 0.01 par value, 23,191,498 and 23,058,584 shares issued and outstanding at December 28, 2019 and December 29, 2018, respectively	$232	$231
Additional paid-in capital	200,583	197,533
Retained earnings	64,182	55,819
Total Heritage-Crystal Clean, Inc. stockholders' equity	264,997	253,583
Noncontrolling interest	634	648
Total equity	265,631	254,231
Total liabilities and stockholders' equity	$471,314	$347,822

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	December 28, 2019	December 29, 2018	December 30, 2017

Revenues
Service revenues	$250,491	$250,262	$233,999
Product revenues	171,273	159,921	131,958
Rental income	22,663	—	—
Total revenues	$444,427	$410,183	$365,957

Operating expenses
Operating costs	$349,603	$323,165	$276,102
Selling, general, and administrative expenses	50,224	47,714	47,401
Depreciation and amortization	18,249	16,157	17,967
Other expense (income) - net	13,490	1,606	(10,940)
Operating income	12,861	21,541	35,427
Interest expense – net	869	1,052	1,094
Income before income taxes	$11,992	$20,489	$34,333
Provision for income taxes	3,243	5,451	5,923
Net income	8,749	15,038	28,410
Income attributable to noncontrolling interest	386	310	287
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$8,363	$14,728	$28,123

Net income per share: basic	$0.36	$0.64	$1.24
Net income per share: diluted	$0.36	$0.63	$1.23

Number of weighted average shares outstanding: basic	23,160	23,026	22,662
Number of weighted average shares outstanding: diluted	23,398	23,334	22,922

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity

Balance, December 31, 2016	22,300,007	$223	$185,099	$12,227	$197,549	$720	$198,269
Adjustment from adopting ASC 718	—	—	—	1,009	1,009	—	1,009
Net income	—	—	—	28,123	28,123	287	28,410
Distribution	—	—	—	—	—	(309)	(309)
Issuance of common stock – ESPP	26,153	—	402	—	402	—	402
Exercise of stock options	491,619	5	5,459	—	5,464	—	5,464
Share-based compensation	73,895	1	2,680	—	2,681	—	2,681
Balance, December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926

Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net income	—	—	—	14,728	14,728	310	15,038
Distribution	—	—	—	—	—	(360)	(360)
Issuance of common stock – ESPP	20,764	—	422	—	422	—	422
Exercise of stock options	16,675	—	122	—	122	—	122
Share-based compensation	129,471	2	4,379	—	4,381	—	4,381
Share repurchases to satisfy tax withholding obligations	—	—	(1,030)	—	(1,030)	—	(1,030)
Balance, December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231

Net income	—	—	—	8,363	8,363	386	8,749
Distribution	—	—	—	—	—	(400)	(400)
Issuance of common stock – ESPP	19,677	—	483	—	483	—	483
Exercise of stock options	2,760	—	20	—	20	—	20
Share-based compensation	110,477	1	3,975	—	3,976	—	3,976
Share repurchases to satisfy tax withholding obligations	—	—	(1,428)	—	(1,428)	—	(1,428)
Balance, December 28, 2019	23,191,498	$232	$200,583	$64,182	$264,997	$634	$265,631

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc
Consolidated Statements of Cash Flow

	For the Fiscal Years Ended,
(thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from Operating Activities:
Net income	$8,749	$15,038	$28,410
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,249	16,157	17,967
Net (gain) on disposition of assets	—	—	(2,680)
Provision for class action settlement	11,000	—	—
Bad debt provision	1,486	628	402
Share-based compensation	3,976	4,381	3,036
Deferred taxes	2,641	4,960	5,251
Other, net	678	321	624
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,118)	(5,923)	1,627
Decrease (increase) in inventory	4,025	(11,158)	(3,081)
(Increase) decrease in prepaid and other current assets	(267)	(940)	198
Increase (decrease) in accounts payable	3,921	6,002	(4,912)
Increase (decrease) in accrued expenses	3,914	606	(1,511)
Cash provided by operating activities	$53,254	$30,072	$45,331

Cash flows from Investing Activities:
Capital expenditures	$(31,293)	$(22,820)	$(14,400)
Proceeds from the disposal of assets	—	89	4,392
Business acquisitions, net of cash acquired	(3,521)	(4,805)	—
Cash used in investing activities	$(34,814)	$(27,536)	$(10,008)

Cash flows from Financing Activities:
Payments of Term Loan	$—	$—	$(64,195)
Proceeds of Term Loan	—	—	30,000
Proceeds from the exercise of stock options	20	122	5,464
Proceeds under revolving credit facility	—	—	4,000
Payments of revolving credit facility	—	—	(4,000)
Payments of debt issuance costs	—	—	(1,051)
Proceeds from the issuance of common stock	483	422	402
Share repurchases to satisfy tax withholding obligations	(1,428)	(1,030)	(355)
Distributions to noncontrolling interest	(400)	(360)	(309)
Cash used in financing activities	$(1,325)	$(846)	$(30,044)
Net increase in cash and cash equivalents	17,115	1,690	5,279
Cash and cash equivalents, beginning of period	43,579	41,889	36,610
Cash and cash equivalents, end of period	$60,694	$43,579	$41,889

Supplemental disclosure of cash flow information:
Income taxes paid	$1,207	$933	$485
Cash paid for interest	1,254	1,154	1,129
Supplemental disclosure of non-cash information:
Payables for construction in progress	2,575	1,413	386
See accompanying notes to consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2019

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

Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2019" represents the 52-week period ended December 28, 2019. "Fiscal 2018" represents the 52-week period ended December 29, 2018. "Fiscal 2017" represents the 52-week period ended December 30, 2017. The most recent fiscal year ended on December 28, 2019. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

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

Operating Costs

Within operating costs are cost of sales. Cost of sales in the Environmental Services segment includes the cost of the materials the Company sells and provides in its services, such as solvents and other chemicals, transportation of inventory and waste, and payments to third parties to recycle or dispose of a portion of the waste materials the Company collects. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed offsite at a customer location to be used in parts cleaning services. When sold to a customer, machines are removed from inventory, and the costs are recognized under operating costs. The used solvent that the Company retrieves from customers in its product reuse program is accounted for as a reduction in net cost of solvent under cost of sales, whether placed in inventory or sold to a purchaser for reuse. If the used solvent is placed in inventory it is recorded at lower of cost or net realizable value. Cost of sales in the Oil Business include the costs paid to customers for used oil (if any), transportation out to customers, and costs to operate the used oil re-refinery, including utilities.

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

Cash and Cash Equivalents

The Company considers highly liquid investments, purchased with an original maturity of ninety days or less, to be cash equivalents. Included in cash and cash equivalents are $0.1 million and $0.2 million of cash on deposit outside the United States of America as of December 28, 2019 and December 29, 2018, respectively.

Concentration Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had cash deposits in excess of the FDIC insured limit of $60.4 million and $43.4 million at December 28, 2019 and December 29, 2018, respectively. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

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

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal years 2019 and 2018 the Company did not incur inventory write-downs.

Prepaid and Other Current Assets

Prepaid and other current assets include, but are not limited to, insurance and vehicle license contract costs, which are expensed over the term of the underlying contract.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized, while expenditures for repair and maintenance charges are expensed as incurred. Property, plant, and equipment acquired in business combinations is stated at fair value as of the date of the acquisition.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets once the assets are placed into service. The interest rate used to capitalize interest is based upon the borrowing rate on the Company's bank debt outstanding. In fiscal years 2019, 2018 and 2017, the Company capitalized no interest for capital projects.

Equipment at Customers

The Company records purchases of new parts cleaning and aqua filtration machines as inventory. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed at a customer location to be used in parts cleaning services. Aqua filtration machines are exclusively placed at a customer location to be used to filter customer fluids. When sold to a customer, machines are removed from inventory, and the appropriate revenues and costs are recognized in the Income Statement. When the Company retains title to a machine that is placed off-site at a customer location to be used in parts cleaning or aqua filtration services, the Company capitalizes the machine as a productive non-current asset under the Balance Sheet caption “Equipment at Customers” at the time the machine is placed at the customer’s site. Machines capitalized as Equipment at Customers are depreciated over their estimated useful lives of 7 to 15 years, depending on the model. Depreciation of in-service equipment commences when equipment is placed in service at a customer location. Expenditures for machines that are sold to a customer are treated as a cash outflow from operating activities on the Statement of Cash Flows. Expenditures for machines that are placed at a customer’s site to be used in parts cleaning services are treated as a cash outflow from investing activities.

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

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on significant judgments made by management. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require the Company to make significant estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges in fiscal 2019 or fiscal 2018.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in fiscal 2019 or in fiscal 2018. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

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

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2019, 2018, and 2017 were $0.2 million, $0.4 million, and $0.5 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.4 million, $0.4 million, and $0.5 million for fiscal 2019, 2018, and 2017, respectively.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt. As of December 28, 2019 and December 29, 2018, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2019, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures. Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $300,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 28, 2019 and December 29, 2018, the Company's liability for its self-insured benefits was $2.0 million and $1.2 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2019, 2018, and 2017 were $17.6 million, $13.3 million, and $11.9 million, respectively.

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

In fiscal 2019, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2019. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.

Recently Issued Accounting Pronouncements

Accounting standards not yet adopted
Standard	Issuance Date	Description	Our Effective Date	Effect on the Financial Statements
ASU 2017-04 Goodwill and Other – Simplifying the Test for Goodwill Impairment (Topic 350)	January 2017	Topic 350 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-4 is effective for annual and interim goodwill tests beginning after December 15, 2019.	December 29, 2019	The Company is currently evaluating the impact of Topic 350, and does not expect the adoption to have a significant impact to our consolidated financial statements.
ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)	June 2016	Topic 326 eliminates the probable initial recognition threshold and, instead, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.	December 29, 2019	The Company is currently evaluating the impact of Topic 326 on our consolidated financial position, results of operations and disclosures. The Company will adopt the standard effective December 29, 2019 and does not expect the adoption of Topic 326 to have a significant impact to our consolidated financial statements.

Recently issued accounting standards adopted
Standard	Issuance Date	Description	Effective Date	Effect on the Financial Statements
ASU 2016-02 Leases (Topic 842)	February 2016	This update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For lessees, the new standard requires recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. For lessees in operating leases, it further requires recognition in the statement of income of a single lease cost, allocated over the lease term on a generally straight-line basis. Early application of the amendments in this update is permitted for all entities.	December 30, 2018
The Company adopted the new leasing standard ASC 842 "Leases" on December 30, 2018. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (December 30, 2018) and will not restate comparative periods. The adoption resulted in the recognition of $63.3 million of right of use assets and $63.3 million of lease liabilities. The Company recognized approximately $2.2 million of deferred rental income from certain embedded leases during the first quarter of 2019. As allowed under Topic 842, we adopted the following practical expedients:
Practical expedient package, which allows the following: To not reassess whether any expired or existing contracts is or contains a lease. To not reassess the lease classification of any expired or existing lease. To not reassess the initial direct costs for any existing lease.
Short-term lease practical expedient: Allows us not to apply the recognition requirements in ASC 842 to short-term leases for all asset classes. Short term leases are leases that, at commencement date, have a term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
Separating lease components practical expedient: Allows us not to separate lease components from nonlease components for all asset classes and instead account for each separate lease and the nonlease components associated with that lease component as a single lease component.

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

Effective December 30, 2018, we adopted the requirements of Topic 842. The cumulative effects of the changes made to our statement of income and balance sheet were as follows:

	For the Fiscal Year Ended, December 28, 2019
	As Reported	Balances Without Adoption of Topic 842	Effect of Change
(thousands)			Higher/(Lower)
Statement of Income

Service revenues	$250,491	$275,239	$(24,748)
Rental income	22,663	—	22,663
Total revenues	444,427	446,512	(2,085)
Operating income	12,861	14,946	(2,085)
Income before income taxes	11,992	14,077	(2,085)
Provision for income taxes	3,243	3,807	(564)
Net income	8,749	10,270	(1,521)
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$8,363	$9,884	$(1,521)

Net income per share: basic	$0.36	$0.43	$(0.07)
Net income per share: diluted	$0.36	$0.43	$(0.07)

	December 28, 2019
	As Reported	Balances Without Adoption of Topic 842	Effect of Change
(thousands)			Higher/(Lower)
Balance Sheet

Right of use assets	$89,525	$—	$89,525
Total assets	471,314	381,789	89,525
Current portion of lease liabilities	20,407	—	20,407
Contract liabilities - net	2,252	167	2,085
Other current liabilities	16,418	16,034	384
Total current liabilities	90,444	67,568	22,876
Lease liabilities, net of current portion	68,734	—	68,734
Deferred income taxes	17,157	17,721	(564)
Total liabilities	205,683	114,637	91,046
Retained earnings	64,182	65,703	(1,521)
Heritage-Crystal Clean, Inc. stockholders' equity	264,997	266,518	(1,521)
Total equity	265,631	267,152	(1,521)
Total liabilities and stockholders' equity	$471,314	$381,789	$89,525

(3)    BUSINESS COMBINATIONS

On October 8, 2019, Heritage-Crystal Clean completed the acquisition of certain assets of California Environmental & Litho, Inc., which provided transportation, manifesting, labeling and profiling services to printing, photographic, automotive and body shop industries in the Bay Area, Central Valley & Northern California. The acquisition represents an expansion of HCC’s Environmental Services business in this geographic area while potentially providing new services and products for this market. No facilities were acquired in the transaction and all service employees and activity will be consolidated in existing branch territories. Total consideration for the acquisition was approximately $0.5 million. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of California Environmental & Litho, Inc., and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce.

On March 25, 2019, the Company completed the acquisition of certain assets of All Valley Disposal, Inc., an environmental services provider based in Fresno, California. Consideration for the acquisition paid at closing was $0.6 million. Contingent upon the achievement of certain business performance metrics, total consideration for the acquisition could reach a maximum of approximately $1.3 million. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of working capital, and the allocation of the estimated purchase price to other tangible and intangible assets. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of All Valley Disposal, Inc., and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of All Valley Disposal are consolidated into the Company’s Environmental Services segment.
On February 1, 2019, the Company purchased the assets of W.S. Supplies, Inc. ("WSS") pursuant to an Asset Purchase Agreement. The Company purchased the assets of WSS to expand the Company’s Environmental Services segment in the mid-west. The purchase price was set at $0.5 million subject to certain adjustments, including a contingent consideration provision, and is allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. The results of WSS are consolidated into the Company’s Environmental Services segment.

On January 11, 2019, the Company purchased the assets of the consumer division of GlyEco, Inc. ("GlyEco") pursuant to an Asset Purchase Agreement. The Company purchased the assets of GlyEco's consumer division to expand the Company’s antifreeze line of business while expanding geographically. The purchase price was set at $1.6 million subject to certain adjustments, including working capital adjustments, and is allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of GlyEco and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of GlyEco are consolidated into the Company’s Environmental Services segment.

On May 3, 2018, the Company purchased the assets of Products Plus, Inc. and AO Holding Company-Kansas City, LLC (collectively "PPI") pursuant to an Asset Purchase Agreement. The Company purchased the assets of PPI to expand the Company’s market share in the collection, recycling, and sales of a full line of antifreeze products. The purchase price was set at $5.9 million subject to certain adjustments, including a working capital adjustment and a contingent consideration provision. During the measurement period, the Company finalized the purchase price allocation of the PPI business combination. Compared to the provisional values reported as of December 29, 2018, the fair values presented in the table below reflect increases to property, plant, & equipment of $0.2 million and other intangible assets of $1.5 million. Compared to the provisional values reported as of December 29, 2018, the finalized fair values presented in the table below reflect decreases to contingent consideration of $0.1 million and goodwill of $1.8 million. Contingent consideration to be paid subsequent to December 28, 2019 is contingent upon several business performance metrics over the three-year period starting with the acquisition date and ending May 3, 2021. The range of the potential contingent consideration, which is to be paid out subsequent to December 28, 2019, is between zero and $1.5 million. Goodwill recognized from the acquisition of PPI represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of PPI and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of PPI are consolidated into the Company’s Environmental Services segment.

On June 11, 2018, the Company purchased the assets of Kurt Lanse d/b/a Hot Tank Supply Company ("HTSC") pursuant to an Asset Purchase Agreement. The Company purchased the assets of HTSC to expand the Company’s market share in California. The purchase price was set at $0.7 million subject to certain adjustments, including a working capital adjustment and a deferred and contingent consideration provision, and is allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. The Company estimates that contingent consideration to be paid subsequent to December 28, 2019 will be approximately $0.1 million. Goodwill recognized from the acquisition of HTSC represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of HTSC and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. The results of HTSC are consolidated into the Company’s Environmental Services segment.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition as of December 28, 2019:

(thousands)	California Environmental & Litho	All Valley Disposal	GlyEco	WSS	PPI	HTSC

Accounts receivable	$67	$36	$107	$—	$909	$40
Inventory	3	18	291	28	259	3
Property, plant, & equipment	15	252	746	154	2,154	47
Equipment at customers	—	—	—	24	—	104
Intangible assets	445	310	251	298	2,001	100
Goodwill	3	384	251	—	406	377
Total purchase price, net of cash acquired	$533	$1,000	$1,646	$504	$5,729	$671
Less: working capital adjustment	—	—	23	14	(62)	(9)
Less: deferred consideration	—	—	—	—	—	137
Less: contingent consideration	120	250	—	40	906	50
Less: to be placed in escrow	50	100	—	50	—	—
Net cash paid	$363	$650	$1,623	$400	$4,885	$493

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the PPI, HTSC, and GlyEco acquisitions had occurred December 31, 2017. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented. The combined results of California Environmental & Litho, All Valley Disposal, and WSS were excluded from the pro forma information due to immateriality.

	Fiscal Year Ended,
(Thousands, except per share data)	December 28, 2019	December 29, 2018
Total revenues	$444,627	$419,340
Income attributable to HCCI Common Stockholders	8,339	14,171

Net income per share: basic	$0.36	$0.62
Net income per share: diluted	$0.36	$0.61

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

The following table disaggregates our revenue by major lines:

	For the Fiscal Year Ended, December 28, 2019			For the Fiscal Year Ended, December 29, 2018
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$168,521	$—	$168,521	$178,607	$—	$178,607
Vacuum Services & Wastewater Treatment	60,736	—	60,736	53,934	—	53,934
Antifreeze Business	27,321	—	27,321	19,021	—	19,021
Field Services	21,701	—	21,701	17,692	—	17,692
Environmental Services - Other	1,856	—	1,856	1,877	—	1,877
Re-refinery Product Sales	—	115,551	115,551	—	112,472	112,472
Oil Collection Services & RFO	—	21,445	21,445	—	21,405	21,405
Oil Filter Business	—	4,633	4,633	—	4,838	4,838
Revenues from Contracts with Customers	280,135	141,629	421,764	271,131	138,715	409,846
Other Revenue	22,408	255	22,663	—	337	337
Total Revenues	$302,543	$141,884	$444,427	$271,131	$139,052	$410,183

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	December 28, 2019	December 29, 2018
Contract assets	$64	$100
Contract liabilities	2,316	266
Contract liabilities - net	$2,252	$166

During the fiscal year ended December 28, 2019, the Company recognized $0.3 million of revenue that was included in the contract liabilities balance as of December 29, 2018. As a result of having adopted ASC 842 on December 30, 2018, the Company recognized within Contract liabilities - net approximately $2.2 million of deferred rental income. The Company has no assets recognized from costs to obtain or fulfill a contract with. a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

(thousands)	December 28, 2019	December 29, 2018
Trade	$54,420	$51,118
Less: allowance for doubtful accounts	2,221	1,816
Trade - net	52,199	49,302
Related parties	1,560	1,595
Other	1,827	847
Total accounts receivable - net	$55,586	$51,744

The following table provides the changes in the Company’s allowance for doubtful accounts for the fiscal year ended December 28, 2019 and the fiscal year ended December 29, 2018:

(thousands)	December 28, 2019	December 29, 2018
Balance at beginning of period	$1,816	$1,881
Provision for bad debts	1,486	628
Accounts written off, net of recoveries	(1,081)	(693)
Balance at end of period	$2,221	$1,816

(6)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following:

(thousands)	December 28, 2019	December 29, 2018
Solvents and solutions	$8,694	$8,216
Used oil and processed oil	8,349	12,124
Machines	5,440	5,334
Drums and supplies	4,697	5,231
Other	2,632	2,378
Total inventory	29,812	33,283
Less: machine refurbishing reserve	439	224
Total inventory - net	$29,373	$33,059

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2019 and 2018, the Company recorded no inventory impairment charges.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	December 28, 2019	December 29, 2018
Machinery, vehicles, and equipment	$127,242	$98,708
Buildings and storage tanks	71,616	69,791
Land	9,664	9,546
Leasehold improvements	6,523	5,701
Construction in progress	7,958	15,405
Assets held for sale	4	4
Total property, plant, and equipment	223,007	199,155
Less: accumulated depreciation	68,096	59,168
Property, plant, and equipment - net	$154,911	$139,987

(thousands)	December 28, 2019	December 29, 2018
Equipment at customers	$77,914	$73,075
Less: accumulated depreciation	53,682	49,261
Equipment at customers - net	$24,232	$23,814
Depreciation expense was $14.6 million, $13.1 million, and $14.7 million for fiscal 2019, 2018 and 2017, respectively.

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
In fiscal 2019, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout fiscal 2019. Based on the qualitative assessment, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.
The following table shows changes to our goodwill balances by segment during the years ended December 29, 2018, and December 28, 2019:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 30, 2017
Gross carrying amount	3,952	31,580	35,532
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 30, 2017	$—	$31,580	$31,580
Acquisitions	—	2,543	2,543
Goodwill at December 29, 2018
Gross carrying amount	3,952	34,123	38,075
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 29, 2018	$—	$34,123	$34,123
Acquisitions	—	639	—
Measurement period adjustments	—	(1,765)	—
Goodwill at December 28, 2019
Gross carrying amount	3,952	32,997	36,949
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 28, 2019	$—	$32,997	$32,997

Following is a summary of software and other intangible assets:

	December 28, 2019			December 29, 2018
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$25,551	$13,886	$11,665	$23,686	$11,445	$12,241
Software	8,093	4,887	3,206	5,040	4,094	946
Patents, formulae, and licenses	1,769	774	995	1,769	708	1,061
Non-compete agreements	3,603	3,068	535	2,937	2,904	33
Other	1,702	1,211	491	1,442	1,042	400
Total software and intangible assets	$40,718	$23,826	$16,892	$34,874	$20,193	$14,681

Amortization expense was $3.6 million, $3.1 million, and $3.3 million for fiscal 2019, 2018, and 2017, respectively.

The weighted average useful lives of customer and supplier relationships are as follows:

Intangible asset	Weighted average useful life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	11
Software	9
Non-compete agreements	5
Other intangibles	7

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization Expense (millions)
2020	$3.3
2021	$3.2
2022	$2.9
2023	$2.4
2024	$0.9

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events. No impairment of software or other intangible assets was recorded in fiscal 2019, 2018, or 2017.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	December 28, 2019	December 29, 2018
Accounts payable	$37,690	$32,471
Accounts payable - related parties	368	159
Total accounts payable	$38,058	$32,630

(10)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

The Company's Credit Agreement ("Credit Agreement"), dated February 21, 2017, provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under a revolving loan. The actual amount of borrowings available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

Loans made under the Credit Agreement may be Base Rate Loans or LIBOR Rate Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 0.75% and 1.75% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.75% and 2.75% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. Please see "Item 1A. Risk Factors" for more information in regard to the phasing out of LIBOR after 2021.

The Credit Agreement contains customary terms and provisions (including representations, covenants, and conditions) for transactions of this type. Certain covenants, among other things, restrict the Company's and its subsidiaries' ability to incur indebtedness, grant liens, make investments and sell assets. The Credit Agreement also contains customary events of default, covenants and representations and warranties. Financial covenants include:

•An interest coverage ratio (based on interest expense and EBITDA) of at least 3.5 to 1.0;

•A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the foregoing 3.00 to 1.00 shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and will thereafter revert to 3.00 to 1.00; and

•A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Credit Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Debt at December 28, 2019 and December 29, 2018 consisted of the following:

(thousands)	December 28, 2019	December 29, 2018
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	652	954
Long-term debt, less current maturities	$29,348	$29,046

In fiscal 2019, the Company recorded interest expense of $1.7 million, of which approximately $1.2 million of interest expense was on our term loan, and $0.3 million was amortization of debt issuance costs. In fiscal 2018, the Company recorded interest expense of $1.5 million, of which $1.2 million of interest expense was on our term loan, and $0.3 million was amortization of debt issuance costs. No interest was capitalized in fiscal years 2019 and 2018.

As of December 28, 2019 and December 29, 2018, the Company was in compliance with all covenants under the Credit Agreement. As of December 28, 2019, and December 29, 2018, the Company had $1.1 million and $1.3 million of standby letters of credit issued, respectively, and $63.9 million and $63.7 million was available for borrowing under the bank credit facility, respectively.

The Company's weighted average and effective interest rates as December 28, 2019, December 29, 2018, and December 30, 2017 were 4.1%, 3.9%, and 3.5%, respectively.

Future Maturities

The aggregate contractual annual maturities for debt as of December 28, 2019 are as follows:

Fiscal Year:	Term Loan (thousands)

2020	$—
2021	—
2022	30,000
2023	—
2024	—
Aggregate Maturities	$30,000

(11)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees who are immediately eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company's matching contribution under this plan was $2.6 million, $2.0 million, and $1.8 million in fiscal 2019, 2018, and 2017, respectively.

(12)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of December 28, 2019, the Heritage Group beneficially owned 31.6% of the Company's common stock. The Fehsenfeld Family Trusts, which are related to the Heritage Group owned 6.4% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 4.3% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

During fiscal 2019, 2018, and 2017, the Company had transactions with the Heritage Group affiliates and other related parties. The following table sets forth related-party transactions:

	Fiscal 2019		Fiscal 2018		Fiscal 2017
(thousands)	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$8,705	$3,846	$8,168	$2,202	$4,740	$2,965
Other related parties / affiliates	7,653	486	6,497	827	4,516	50
Total	$16,358	$4,332	$14,665	$3,029	$9,256	$3,015

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, insurance payments, disposal services, transportation, and various other services.

The Company participated in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments were made to the shareholder. Expenses paid to the shareholder in fiscal 2019, 2018, and 2017 were approximately $0.3 million, $0.5 million, and $0.9 million, respectively. Our participation in this self-insurance program ended on January 31, 2018.

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

Segment results for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 were as follows:

	For the Fiscal Years Ended,

	December 28, 2019

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$236,530	$13,961	$—	$250,491
Product revenues	43,605	127,668	—	171,273
Rental income	22,408	255	—	22,663
Total revenues	$302,543	$141,884	$—	$444,427
Operating expenses
Operating costs	219,040	130,563	—	349,603
Operating depreciation and amortization	7,768	6,656	—	14,424
Profit before corporate selling, general, and administrative expenses	$75,735	$4,665	$—	$80,400
Selling, general, and administrative expenses			50,224	50,224
Depreciation and amortization from SG&A			3,825	3,825
Total selling, general, and administrative expenses			$54,049	$54,049
Other expense - net			13,490	13,490
Operating income				12,861
Interest expense - net			869	869
Income before income taxes				$11,992

	December 29, 2018

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$237,806	$12,456	$—	$250,262
Product revenues	33,325	126,596	—	159,921
Total revenues	$271,131	$139,052	$—	$410,183
Operating expenses
Operating costs	194,959	128,206	—	323,165
Operating depreciation and amortization	6,766	6,141	—	12,907
Profit before corporate selling, general, and administrative expenses	$69,406	$4,705	$—	$74,111
Selling, general, and administrative expenses			47,714	47,714
Depreciation and amortization from SG&A			3,250	3,250
Total selling, general, and administrative expenses			$50,964	$50,964
Other expense - net			1,606	1,606
Operating income				21,541
Interest expense - net			1,052	1,052
Income before income taxes				$20,489

	December 30, 2017

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$212,883	$21,116	$—	$233,999
Product revenues	25,172	106,786	—	131,958
Total revenues	$238,055	$127,902	$—	$365,957
Operating expenses
Operating costs	163,633	112,469	—	276,102
Operating depreciation and amortization	7,526	6,776	—	14,302
Profit before corporate selling, general, and administrative expenses	$66,896	$8,657	$—	$75,553
Selling, general, and administrative expenses			47,401	47,401
Depreciation and amortization from SG&A			3,665	3,665
Total selling, general, and administrative expenses			$51,066	$51,066
Other (income) - net			(10,940)	(10,940)
Operating income				35,427
Interest expense - net			1,094	1,094
Income before income taxes				$34,333

Total assets by segment as of December 28, 2019 and December 29, 2018 were as follows:

(thousands)	December 28, 2019	December 29, 2018
Total Assets:
Environmental Services	$224,657	$148,192
Oil Business	171,104	142,691
Unallocated Corporate Assets	75,553	56,939
Total	$471,314	$347,822

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, accounts receivable, and inventories allocated to each segment. Environmental Services segment assets also include goodwill. Assets for the corporate unallocated amounts consist of cash, prepaids, and property, plant, and equipment used at the corporate headquarters.

Capital expenditures by segment for fiscal 2019, 2018, and 2017 were as follows:

	For the Fiscal Years Ended,
(thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Total Capital Expenditures:
Environmental Services	$18,499	$12,756	$6,843
Oil Business	12,670	9,858	6,998
Unallocated Corporate Assets	124	206	559
Total	$31,293	$22,820	$14,400

(14)    COMMITMENTS AND CONTINGENCIES

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

The components of lease expense were as follows:

(thousands)	For the Fiscal Year Ended, December 28, 2019
Finance lease cost:
Amortization of right-of-use Assets	$288
Interest on lease liabilities	67
Total finance lease cost	$355

Operating lease cost	$26,717
Short-term lease cost	5,029
Variable lease cost	4,187
Total lease cost	$35,933

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$58
Operating cash flows from operating leases	26,409
Financing cash flows from financing leases	191
Right-of-use assets obtained in exchange for new finance lease liabilities	6,539
Right-of-use assets obtained in exchange for new operating lease liabilities	104,963

Weighted-average remaining lease term (years)
Finance leases	6.7
Operating leases	5.1

Weighted-average discount rate
Finance leases	3.4%
Operating leases	5.8%

Future annual minimum lease payment commitments as of December 28, 2019 were as follows:

(thousands)	Operating Leases	Finance Leases	Total
2020	$23,894	$883	$24,777
2021	20,484	883	21,367
2022	16,902	883	17,785
2023	12,745	883	13,628
2024	8,702	883	9,585
2025 and thereafter	13,367	2,828	16,195
Total minimum lease payments	$96,094	$7,243	$103,337
Less: imputed interest	13,311	885	14,196
Lease liability	$82,783	$6,358	$89,141

As disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard 840, future minimum lease payments due under noncancelable operating lease agreements as of December 29, 2018 were as follows:

(thousands)
2019	$22,226
2020	16,095
2021	12,458
2022	9,247
2023	6,020
2024 and thereafter	5,786
Total minimum lease payments	$71,832

Lessor

The Company is a lessor of portions of a building and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. As of December 28, 2019, the Company is party to a contract under which it leases railcars to the related party Calumet Specialty Products Partners, L.P. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of a building and property.

Rental income for the fourth quarter and fiscal year ended December 28, 2019 was as follows:

	For the Fiscal Year Ended
	December 28, 2019
(thousands)	Environmental Services	Oil Business	Total
Parts Cleaning	$22,408	$—	$22,408
Railcars	—	213	213
Property	—	42	42
Total rental income	$22,408	$255	$22,663

Purchase Obligations

The Company may enter into purchase obligations with certain vendors. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. These purchase obligations are generally cancellable with or without notice without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company had purchase obligations in the form of open purchase orders of $28.3 million as of December 28, 2019, and $18.6 million as of December 29, 2018, primarily for capital expenditures, used oil, catalyst, disposal, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of December 28, 2019 and December 29, 2018, the Company had accrued $4.0 million and $4.2 million related to loss contingencies respectively.

(15)    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and introduced significant changes to U.S. tax law. In addition to the federal income tax rate reduction from 35% to 21% effective for tax years beginning after December 31, 2017, the new legislation set forth a variety of other changes, including a limitation on the tax deductibility of interest expense, the acceleration of business asset expensing, a limitation on the use of net operating losses generated in future years, the repeal of the alternative minimum tax ("AMT"), created new taxes on certain foreign-sourced earnings (GILTI - Global Intangible Low Taxed Income ), and a reduction in the amount of executive pay that could qualify as a tax deduction. For the year-ended December 28, 2019, the Company will be impacted by the repeal of AMT, acceleration of business asset expensing and limitation of executive compensation. The Company may or may not be impacted by the other aforementioned changes to the tax law in the future.

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

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2019. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL"). The balance on the federal NOL as of December 28, 2019 was $26.1 million. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $6.5 million. The Company has not set up a valuation allowance on the NOL balance as we believe more likely than not that this will be realized.

The Company's effective tax rate for fiscal 2019 was 27.0% compared to 26.6% in fiscal 2018. The difference in the effective tax rate is principally attributable to state income taxes.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2019, 2018, and 2017:

	For the Fiscal Years Ended,
(thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Current:
Federal	$(79)	$(306)	$409
State	681	797	263
Total current	$602	$491	$672

Deferred:
Federal	$2,328	$4,093	$4,501
State	313	778	829
Foreign	—	89	(79)
Total deferred	$2,641	$4,960	$5,251

Income tax provision	$3,243	$5,451	$5,923

A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax expense is as follows:

	For the Fiscal Years Ended,
(thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Tax expense at statutory federal rate	$2,518	$4,303	$11,673
State and local tax, net of federal expense	785	1,245	720
Windfalls from share-based compensation	(369)	(331)	(412)
Impact of Federal Rate Change	—	—	(6,156)
Valuation allowance	117	192	(126)
Other	192	42	224
Total income tax provision	$3,243	$5,451	$5,923

Components of deferred tax assets (liabilities) are as follows:

	As of,
(thousands)	December 28, 2019	December 29, 2018
Deferred tax assets:
Net operating loss carryforward	$6,457	$4,966
Stock compensation	2,167	1,640
Tax intangible assets	1,327	1,444
Reserves and accruals	9,432	5,776
Income tax credits	1,023	1,345
Allowance for doubtful accounts	606	525
Total deferred tax asset	$21,012	$15,696
Less: valuation allowance	310	193
Net deferred tax asset	$20,702	$15,503

Deferred tax liabilities:
Prepaids	$(690)	$(645)
Depreciation and amortization	(37,169)	(29,374)
Total deferred tax liability	$(37,859)	$(30,019)

Net deferred tax liability	$(17,157)	$(14,516)

As of December 28, 2019, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2016, however net operating loss carryforwards from years prior to 2016 remain open to examination as part of any year in which it is utilized in the future.

As of December 28, 2019, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. As of December 28, 2019, the Company has provided a valuation allowance against those foreign net operating loss carryforwards of $0.3 million.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company has a reserve of $2.7 million for uncertain tax positions as of December 28, 2019 and $2.5 million as of December 29, 2018. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expiration of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of December 28, 2019, or December 29, 2018.

The following table summarizes the movement in unrecognized tax benefits:

	For the Fiscal Years Ended,
(thousands)	December 28, 2019	December 29, 2018
Gross Unrecognized Tax Benefits:
Beginning balance	$2,544	$2,509
Additions based on current year's tax positions	47	36
Net changes based on prior year's tax positions	87	(1)
Ending balance	$2,678	$2,544

(16)    SHARE-BASED COMPENSATION

On February 20, 2019, the Compensation Committee and the Board of Directors of the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”), to replace the Company’s 2008 Omnibus Incentive Plan (“2008 Plan”), which expired in March 2018. The 2019 Plan was approved during the second quarter of 2019 and authorizes 1,500,000 shares to be available for award grants.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 30, 2017	19,435	$7.33	1.23	$280
Exercised	(16,675)	$7.33
Options outstanding at December 29, 2018	2,760	$7.33	0.24	$41
Exercised	(2,760)	$7.33
Options outstanding at December 28, 2019	—	$—	—	$—

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

On April 13, 2018, the Company granted 350,000, of which 90,417 have been forfeited, shares of restricted stock to certain members of Management as part of a Special Incentive Program. The number of shares granted may be increased up to 454,271 shares depending on the Company’s level of performance with regard to certain market conditions. Up to 454,271 shares may vest on April 13, 2022, depending on the satisfaction of certain service and market conditions.

The following table shows a summary of restricted shares grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			For the Fiscal Years Ended,			Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	2019	2018	2017	December 28, 2019	December 29, 2018
Members of Management	February, 2017	146,564	$367	$439	$360	$—	$385
Chief Executive Officer	February, 2017	500,000	723	1,194	1,112	506	1,230
Board of Directors	April, 2017	14,980	—	—	241	—	—
Members of Management	February, 2018	116,958	562	549	—	615	1,176
Special Incentive Grant	April, 2018	350,000	1,120	1,436	—	3,428	6,633
Board of Directors	May, 2018	13,800	—	285	—	—	—
Board of Directors	May, 2019	10,590	285	—	—	—	—
Members of Management	May, 2019	23,560	202	367	—	458	—
During fiscal 2019, the Company also incurred $0.7 million of share-based compensation expense for potential expected future restricted share grants.

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. In fiscal 2019, the Company recorded approximately $0.7 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $0.5 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

Vesting Table
Increase in Stock Price From the Employment Commencement Date to the Vesting Date	Total Percentage of Restricted Stock Shares to Be Vested
Less than $5 per share increase	—%
$5 per share increase	25%
$10 per share increase	50%
$15 per share increase	75%
$20 or more per share increase	100%

Provision for possible accelerated vesting of award

If the weighted average closing price of the Company's common stock increases by the marginal levels set forth in the above vesting table for 180 consecutive days during any period between the award date and final vesting date, Mr. Recatto shall become vested in 50% of the corresponding total percentage of restricted shares earned on the last day of the 180 day period. The remaining 50% of the corresponding shares will vest upon satisfaction of the service conditions at the end of the final vesting date in January 2022.

Accelerated vestings achieved to date include the following:

Vesting Date	Marginal Level Target	Shares Fully Vested
March 14, 2018	25%	62,500
June 10, 2019	50%	62,500

The following table summarizes information about restricted stock awards for the periods ended December 29, 2018 through December 28, 2019:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 30, 2017	685,999	$14.52
Granted	480,755	21.81
Vested	(149,710)	14.57
Forfeited	(3,181)	17.75
Nonvested shares outstanding at December 29, 2018	1,013,863	$18.20
Granted	34,150	26.54
Vested	(158,372)	16.52
Forfeited	(105,062)	22.01
Nonvested shares outstanding at December 28, 2019	784,579	$18.39

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

As of December 28, 2019, the Company had reserved 109,585 shares of common stock available for purchase under the ESPP. In fiscal 2019, employees purchased 19,677 shares of the Company’s common stock with a weighted average fair market value of $25.82 per share.

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

(18)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2019, 2018, and 2017 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	For the Fiscal Years Ended,
(thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$8,749	$15,038	$28,410
Less: income attributable to noncontrolling interest	386	310	287
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$8,363	$14,728	$28,123

Weighted average basic shares outstanding	23,160	23,026	22,662
Dilutive shares for share–based compensation plans	238	308	260
Weighted average diluted shares outstanding	23,398	23,334	22,922

Net income per share: basic	$0.36	$0.64	$1.24
Net income per share: diluted	$0.36	$0.63	$1.23

(19) OTHER EXPENSE (INCOME) - NET

Other expense (income) - net of $13.5 million for fiscal 2019 primarily consists of an $11.0 million charge taken in the fourth quarter of fiscal 2019 as a result of the settlement of a class action lawsuit to resolve claims made against us in litigation pertaining to fuel surcharges (see "Legal Proceedings"). In addition, approximately $2.7 million of expense was related primarily to costs and asset write-offs associated with site closure. Other expense - net of $1.6 million for fiscal 2018 primarily consists of $1.0 million of site closure costs.

(20)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2019				Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues
Service revenues	$56,366	$57,936	$57,220	$78,969	$54,137	$60,014	$58,054	$78,057
Product revenues	35,858	41,302	41,964	52,149	29,010	40,289	41,620	49,002
Rental income	3,548	5,762	5,657	7,696	—	—	—	—
Total revenues	$95,772	$105,000	$104,841	$138,814	$83,147	$100,303	$99,674	$127,059
Operating expenses
Operating costs	$82,483	$78,849	$80,117	$108,154	$68,386	$76,272	$76,045	$102,462
Selling, general, and administrative expenses	12,396	11,042	11,241	15,545	11,022	11,522	10,641	14,529
Depreciation and amortization	4,136	4,061	3,980	6,072	3,643	3,659	3,776	5,079
Other (income) expense - net	(58)	1,514	1,021	11,013	389	341	253	623
Operating (loss) income	(3,185)	9,534	8,482	(1,970)	(293)	8,509	8,959	4,366
Interest expense – net	230	219	180	240	245	240	256	310
(Loss) income before income taxes	$(3,415)	$9,315	$8,302	$(2,210)	$(538)	$8,269	$8,703	$4,056
(Benefit of) provision for income taxes	(986)	2,151	2,246	(168)	(436)	2,149	2,284	1,455
Net (loss) income	(2,429)	7,164	6,056	(2,042)	(102)	6,120	6,419	2,601
Less: income attributable to noncontrolling interest	83	108	87	108	18	121	74	97
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(2,512)	$7,056	$5,969	$(2,150)	$(120)	$5,999	$6,345	$2,504

Net (loss) income per share: basic	$(0.11)	$0.30	$0.26	$(0.09)	$(0.01)	$0.26	$0.28	$0.11
Net (loss) income per share: diluted	$(0.11)	$0.30	$0.25	$(0.09)	$(0.01)	$0.26	$0.27	$0.11

Number of weighted average shares outstanding: basic	23,117	23,137	23,185	23,190	22,962	23,029	23,048	23,056
Number of weighted average shares outstanding: diluted	23,117	23,368	23,421	23,190	22,962	23,361	23,404	23,411

OTHER OPERATING DATA:
Average revenues per working day - Environmental Services	$1,125	$1,185	$1,185	$1,255	$970	$1,090	$1,090	$1,130

(a)	Reflects a sixteen week quarter.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 28, 2019. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 28, 2019 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that, as of December 28, 2019, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal control over financial reporting as of December 28, 2019 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2020 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Delinquent Section 16(a) Reports” in the 2020 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2020 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2020 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2020 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2020 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	$—	—
All remaining options were exercised during the first quarter of fiscal 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2020 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2020 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2020 Proxy Statement, and that information is incorporated by reference herein.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018
Consolidated Statements of Income for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
Consolidated Statements of Stockholders' Equity for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017
Notes to Consolidated Financial Statements

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

4.3***	Description of Common Stock
10.2	First Amendment to 2017 Credit Agreement
10.3***	Second Amendment to 2017 Credit Agreement
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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 2, 2020	By:	/s/ Brian Recatto

Brian Recatto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2020.

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