Form 10-Q
period 2020-03-21
Heritage-Crystal Clean, Inc.
filed 2020-04-30
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 21, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On April 28, 2020, there were outstanding 23,257,943 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

        ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 21, 2020	December 28, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,938	$60,694
Accounts receivable - net	55,122	55,586
Inventory - net	29,112	29,373
Other current assets	6,062	7,104
Total current assets	147,234	152,757
Property, plant and equipment - net	157,931	154,911
Right of use assets	88,006	89,525
Equipment at customers - net	24,374	24,232
Software and intangible assets - net	16,123	16,892
Goodwill	32,990	32,997
Total assets	$466,658	$471,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,607	$38,058
Current portion of lease liabilities	22,087	20,407
Contract liabilities - net	2,428	2,252
Accrued salaries, wages, and benefits	5,110	6,771
Taxes payable	7,048	6,538
Other current liabilities	16,121	16,418
Total current liabilities	83,401	90,444
Lease liabilities, net of current portion	67,212	68,734
Long-term debt, less current maturities	29,418	29,348
Deferred income taxes	18,617	17,157
Total liabilities	$198,648	$205,683

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,247,912 and 23,191,498 shares issued and outstanding at March 21, 2020 and December 28, 2019, respectively	$232	$232
Additional paid-in capital	198,305	200,583
Retained earnings	69,473	64,182
Total Heritage-Crystal Clean, Inc. stockholders' equity	268,010	264,997
Noncontrolling interest	—	634
Total equity	268,010	265,631
Total liabilities and stockholders' equity	$466,658	$471,314

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income/(Loss)
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 21, 2020	March 23, 2019

Revenues
Service revenues	$63,757	$56,366
Product revenues	37,722	35,858
Rental income	5,785	3,548
Total revenues	$107,264	$95,772

Operating expenses
Operating costs	$83,250	$82,483
Selling, general, and administrative expenses	11,522	12,396
Depreciation and amortization	5,268	4,136
Other expense (income) - net	272	(58)
Operating income (loss)	6,952	(3,185)
Interest expense – net	214	230
Income (loss) before income taxes	6,738	(3,415)
Provision for (benefit from) income taxes	1,447	(986)
Net income (loss)	5,291	(2,429)
Income attributable to noncontrolling interest	—	83
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,291	$(2,512)

Net income (loss) per share: basic	$0.23	$(0.11)
Net income (loss) per share: diluted	$0.23	$(0.11)

Number of weighted average shares outstanding: basic	23,239	23,117
Number of weighted average shares outstanding: diluted	23,422	23,117

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Quarter Ended March 21, 2020 and March 23, 2019
(Unaudited)

First Quarter Ended,
March 21, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 28, 2019	23,191,498	$232	$200,583	$64,182	$264,997	$634	$265,631
Net income	—	—	—	5,291	5,291	—	5,291
Non-controlling interest acquisition	—	—	(2,678)	—	(2,678)	—	(2,678)
Distribution	—	—	—	—	—	(634)	(634)
Issuance of common stock – ESPP	4,102	—	122	—	122	—	122
Share-based compensation	52,312	—	1,069	—	1,069	—	1,069
Share repurchases to satisfy tax withholding obligations	—	—	(791)	—	(791)	—	(791)
Balance at March 21, 2020	23,247,912	$232	$198,305	$69,473	$268,010	$—	$268,010

First Quarter Ended,
March 23, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231
Net (loss) income	—	—	—	(2,512)	(2,512)	83	(2,429)
Issuance of common stock – ESPP	4,975	—	111	—	111	—	111
Exercise of stock options	2,760	—	20	—	20	—	20
Share-based compensation	54,679	—	889	—	889	—	889
Share repurchases to satisfy tax withholding obligations	—	—	(644)	—	(644)	—	(644)
Balance at March 23, 2019	23,120,998	$231	$197,909	$53,307	$251,447	$731	$252,178

.Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	For the First Quarter Ended,
	March 21, 2020	March 23, 2019
Cash flows from Operating Activities:
Net income (loss)	$5,291	$(2,429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,268	4,136
Bad debt provision	189	249
Share-based compensation	1,069	889
Deferred taxes	1,459	(972)
Other, net	(424)	(171)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	275	(1,473)
Decrease in inventory	262	3,716
Decrease in other current assets	1,040	1,921
(Decrease) increase in accounts payable	(5,273)	1,531
Increase in accrued liabilities	1,110	1,781
Cash provided by operating activities	$10,266	$9,178

Cash flows from Investing Activities:
Capital expenditures	$(9,842)	$(7,579)
Business acquisitions, net of cash acquired	—	(1,973)
Cash used in investing activities	$(9,842)	$(9,552)

Cash flows from Financing Activities:
Proceeds from the exercise of stock options	$—	$20
Share repurchases to satisfy tax withholding obligations	(791)	(644)
Proceeds from the issuance of common stock	122	111
Payments of deferred and contingent consideration	(199)	—
Distributions to noncontrolling interest	(3,312)	—
Cash used in financing activities	$(4,180)	$(513)
Net decrease in cash and cash equivalents	(3,756)	(887)
Cash and cash equivalents, beginning of period	60,694	43,579
Cash and cash equivalents, end of period	$56,938	$42,692

Supplemental disclosure of cash flow information:
Income taxes paid	$31	$—
Cash paid for interest	92	334
Supplemental disclosure of non-cash information:
Payables for construction in progress	465	1,933
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 21, 2020

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no material changes in these policies or their application during the first quarter of fiscal 2020.

Recently Issued Accounting Standards Adopted
Standard	Issuance Date	Description	Effective Date	Effect on the Financial Statements
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”	June 2016	This update modifies the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to utilize a new forward-looking “expected loss” methodology that generally will result in the earlier recognition of allowance for losses.	December 29, 2019	The Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) on December 29, 2019 and determined there was no material impact on the financial statements with no adjustment to retained earnings.

(3)    BUSINESS COMBINATIONS

On January 28, 2020, the Company acquired the remaining ownership interest in one of our subsidiaries in the amount of $2.7 million.

On October 8, 2019, Heritage-Crystal Clean completed the acquisition of certain assets of California Environmental & Litho, Inc., which provide transportation, manifesting, labeling and profiling services to printing, photographic, automotive and body shop industries in the Bay Area, Central Valley & Northern California. The acquisition represents an expansion of HCC’s Environmental Services business in this geographic area while potentially providing new services and products for this market. No facilities were acquired in the transaction and all service employees and activity will be consolidated in existing branch territories. Total consideration for the acquisition was approximately $0.5 million. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of California Environmental & Litho, Inc. and the Company as well as the value of intangible assets that are not separately recognized, such as an assembled workforce.

On March 25, 2019, the Company completed the acquisition of certain assets of All Valley Disposal, Inc., an environmental services provider based in Fresno, California. Consideration for the acquisition paid at closing was $0.6 million. Contingent upon the achievement of certain business performance metrics, total consideration for the acquisition could reach a maximum of approximately $1.3 million. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of All Valley Disposal, Inc., and the Company as well as the value of intangible assets that are not separately recognized, such as an assembled workforce. The results of All Valley Disposal are consolidated into the Company’s Environmental Services segment.
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

On January 11, 2019, the Company purchased the assets of the consumer division of GlyEco, Inc. ("GlyEco") pursuant to an Asset Purchase Agreement. The Company purchased the assets of GlyEco's consumer division to expand the Company’s antifreeze line of business while expanding geographically. The purchase price was set at $1.6 million subject to certain adjustments, including working capital adjustments, and is allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of GlyEco and the Company as well as the value of intangible assets that are not separately recognized, such as an assembled workforce. The results of GlyEco are consolidated into the Company’s Environmental Services segment.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition:

	As of March 21, 2020
(thousands)	California Environmental & Litho	All Valley Disposal	GlyEco	WSS

Accounts receivable	$67	$36	$107	$—
Inventory	3	18	291	28
Property, plant, & equipment	15	252	746	154
Equipment at customers	—	—	—	24
Intangible assets	445	310	251	298
Goodwill	3	384	251	—
Total purchase price, net of cash acquired	$533	$1,000	$1,646	$504
Less: working capital adjustment	—	—	23	—
Less: contingent consideration	120	250	—	—
Less: to be placed in escrow	—	100	—	—
Net cash paid	$413	$650	$1,623	$504

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

The following table disaggregates our revenue by major lines:

	For the First Quarter Ended,
	March 21, 2020			March 23, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$40,290	$—	$40,290	$38,134	$—	$38,134
Vacuum Services & Wastewater Treatment	14,618	—	14,618	13,976	—	13,976
Field Services	9,623	—	9,623	3,841	—	3,841
Antifreeze Business	6,677	—	6,677	6,658	—	6,658
Environmental Services - Other	480	—	480	403	—	403
Re-refinery Product Sales	—	25,436	25,436	—	24,035	24,035
Oil Collection Services & RFO	—	3,289	3,289	—	3,962	3,962
Oil Filter Business	—	1,066	1,066	—	1,215	1,215
Revenues from Contracts with Customers	71,688	29,791	101,479	63,012	29,212	92,224
Rental income	5,765	20	5,785	3,484	64	3,548
Total Revenues	$77,453	$29,811	$107,264	$66,496	$29,276	$95,772

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	March 21, 2020	December 28, 2019
Contract assets	$68	$64
Contract liabilities	2,496	2,316
Contract liabilities - net	$2,428	$2,252

During the fiscal quarter ended March 21, 2020, the Company recognized $2.3 million of revenue that was included in the contract liabilities balance as of December 28, 2019. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts Receivable — Net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The allowance for doubtful accounts is our best estimate of the amount of probable lifetime-expected credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. The Company does not have any off-balance-sheet credit exposure related to its customers.

        Accounts receivable for the first quarter ended March 21, 2020, and the fiscal year ended December 28, 2019 consisted of the following:

(thousands)	March 21, 2020	December 28, 2019
Trade	$53,901	$54,420
Less: allowance for doubtful accounts	1,644	2,221
Trade - net	52,257	52,199
Related parties	2,309	1,560
Other	556	1,827
Total accounts receivable - net	$55,122	$55,586

The following table provides the changes in the Company’s allowance for doubtful accounts for the first quarter ended March 21, 2020, and the fiscal year ended December 28, 2019:

(thousands)	March 21, 2020	December 28, 2019
Balance at beginning of period	$2,221	$1,816
Provision for bad debts	189	1,486
Accounts written off, net of recoveries	(766)	(1,081)
Balance at end of period	$1,644	$2,221

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	March 21, 2020	December 28, 2019
Used oil and processed oil	$9,797	$8,349
Solvents and solutions	8,443	8,694
Machines	4,619	5,440
Drums and supplies	4,238	4,697
Other	2,441	2,632
Total inventory	29,538	29,812
Less: machine refurbishing reserve	426	439
Total inventory - net	$29,112	$29,373

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company routinely monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first quarter of fiscal 2020 or fiscal 2019.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	March 21, 2020	December 28, 2019
Machinery, vehicles, and equipment	$127,502	$127,242
Buildings and storage tanks	71,607	71,616
Land	9,647	9,664
Leasehold improvements	6,523	6,523
Construction in progress	13,275	7,958
Assets held for sale	—	4
Total property, plant and equipment	228,554	223,007
Less: accumulated depreciation	70,623	68,096
Property, plant and equipment - net	$157,931	$154,911

(thousands)	March 21, 2020	December 28, 2019
Equipment at customers	$79,201	$77,914
Less: accumulated depreciation	54,827	53,682
Equipment at customers - net	$24,374	$24,232

        Depreciation expense for the first quarter ended March 21, 2020 and March 23, 2019 was $4.4 million and $3.1 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 28, 2019 to March 21, 2020:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 28, 2019
Gross carrying amount	$3,952	$32,997	$36,949
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 28, 2019	$—	$32,997	$32,997
Measurement period and other adjustments	—	(7)	(7)
Goodwill at March 21, 2020
Gross carrying amount	3,952	32,990	36,942
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at March 21, 2020	$—	$32,990	$32,990

The following is a summary of software and other intangible assets:

	March 21, 2020			December 28, 2019
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$25,531	$14,545	$10,986	$25,551	$13,886	$11,665
Software	8,229	5,033	3,196	8,093	4,887	3,206
Non-compete agreements	3,590	3,087	503	3,603	3,068	535
Patents, formulae, and licenses	1,769	791	978	1,769	774	995
Other	1,701	1,241	460	1,702	1,211	491
Total software and intangible assets - net	$40,820	$24,697	$16,123	$40,718	$23,826	$16,892

Amortization expense was $0.9 million for the first quarter ended March 21, 2020, and $1.0 million for the first quarter ended March 23, 2019.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	11
Software	9
Non-compete agreements	5
Other intangibles	7

        The estimated amortization expense for the remainder of fiscal 2020 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2020	$2.6
2021	3.2
2022	3.0
2023	2.4
2024	0.9
2025	0.7

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	March 21, 2020	December 28, 2019
Accounts payable	$30,196	$37,690
Accounts payable - related parties	411	368
Total accounts payable	$30,607	$38,058

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

•A total leverage ratio no greater than 3.00 to 1.00, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the total leverage ratio shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and thereafter will revert to 3.00 to 1.00; and

•A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Credit Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket.

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.
Debt at March 21, 2020 and December 28, 2019 consisted of the following:

(thousands)	March 21, 2020	December 28, 2019
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	582	652
Long-term debt, less current maturities	$29,418	$29,348

For the first fiscal quarters ended March 21, 2020, and March 23, 2019, the Company recorded interest expense of $0.4 million, of which $0.3 million is with respect to our term loan, and $0.1 million related to amortization of debt issuance costs.

The Company's weighted average interest rate for all debt as of March 21, 2020, and March 23, 2019 was 3.7% and 4.5%, respectively.

As of March 21, 2020 and December 28, 2019, the Company was in compliance with all covenants under its Credit Agreement. As of March 21, 2020 and December 28, 2019, the Company had $1.7 million and $1.1 million of standby letters of credit issued, respectively, and $63.3 million and $63.9 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at March 21, 2020 approximates fair value.

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

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues. Both the Environmental Services and Oil Business segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the first quarters ended March 21, 2020, and March 23, 2019 were as follows:

First Quarter Ended,
March 21, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$60,960	$2,797	$—	$63,757
Product revenues	10,728	26,994	—	37,722
Rental income	5,765	20	—	5,785
Total revenues	$77,453	$29,811	$—	$107,264
Operating expenses
Operating costs	56,404	26,846	—	83,250
Operating depreciation and amortization	2,271	2,055	—	4,326
Profit before corporate selling, general, and administrative expenses	$18,778	$910	$—	$19,688
Selling, general, and administrative expenses			11,522	11,522
Depreciation and amortization from SG&A			942	942
Total selling, general, and administrative expenses			$12,464	$12,464
Other expense - net			272	272
Operating income				6,952
Interest expense – net			214	214
Income before income taxes				$6,738

First Quarter Ended,
March 23, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$52,875	$3,491	$—	$56,366
Product revenues	10,137	25,721	—	35,858
Rental income	3,484	64	—	3,548
Total revenues	$66,496	$29,276	$—	$95,772
Operating expenses
Operating costs	50,163	32,320	—	82,483
Operating depreciation and amortization	1,636	1,434	—	3,070
Profit (loss) before corporate selling, general, and administrative expenses	$14,697	$(4,478)	$—	$10,219
Selling, general, and administrative expenses			12,396	12,396
Depreciation and amortization from SG&A			1,066	1,066
Total selling, general, and administrative expenses			$13,462	$13,462
Other income - net			(58)	(58)
Operating loss				(3,185)
Interest expense – net			230	230
Loss before income taxes				$(3,415)

Total assets by segment as of March 21, 2020, and December 28, 2019 were as follows:

(thousands)	March 21, 2020	December 28, 2019
Total Assets:
Environmental Services	$225,308	$224,657
Oil Business	170,688	171,104
Unallocated Corporate Assets	70,662	75,553
Total	$466,658	$471,314

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, goodwill, and inventories. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters as well as cash and net deferred tax assets.

(12)    COMMITMENTS AND CONTINGENCIES

LEASES

Lessee

The Company leases buildings and property, railcars, machinery and equipment, trailers and various types of vehicles for use in our operations. Each arrangement is evaluated individually to determine if the arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and we have elected to not separate lease and non-lease components for all classes of underlying assets. In addition, our lease agreements do not contain any material residual guarantees or restrictive covenants.

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

Right-of-use assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Our leased right-of-use assets are measured at the initial measurement of the lease liability, adjusted for any lease payments made prior to the lease commencement date, less any lease incentives received and other initial direct costs incurred. Our lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments.

Our leases have remaining terms ranging from less than one month to 11 years and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. Our finance leases include a fleet of mobile equipment.

The components of lease expense were as follows:

	For the First Quarter Ended
(thousands)	March 21, 2020	March 23, 2019
Finance lease cost:
Amortization of right-of-use assets	$322	$—
Interest on lease liabilities	74	—
Total finance lease cost	$396	$—

Operating lease cost	$6,051	$6,031
Short-term lease cost	1,360	1,404
Variable lease cost	1,033	1,093
Total lease cost	$8,444	$8,528

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$66	$—
Operating cash flows from operating leases	$6,523	$6,341
Financing cash flows from financing leases	$210	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,264	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$588	$67,593

Weighted-average remaining lease term (years)
Finance leases	6.6	—
Operating leases	4.9	4.9

Weighted-average discount rate
Finance leases	3.4%	—%
Operating leases	5.8%	5.5%

Future annual minimum lease payment commitments as of March 21, 2020 were as follows:

(thousands)
Year 1	$26,299
Year 2	21,007
Year 3	17,204
Year 4	13,125
Year 5	9,398
thereafter	15,778
Total minimum lease payments	$102,811
Less: imputed interest	13,512
Lease liability	$89,299

Lessor

The Company is a lessor of portions of a building and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. As of March 21, 2020, the Company is party to a contract under which it leases railcars to the related party Calumet Specialty Products Partners, L.P. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of a building and property.

Rental income was as follows:

	For the First Quarter Ended
	March 21, 2020			March 23, 2019
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,765	$—	$5,765	$3,484	$—	$3,484
Railcars	—	16	16	—	57	57
Property	—	4	4	—	7	7
Total rental income	$5,765	$20	$5,785	$3,484	$64	$3,548

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

The Company has purchase obligations in the form of open purchase orders of $25.8 million as of March 21, 2020, and $28.3 million as of December 28, 2019, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 21, 2020 and December 28, 2019, the Company had accrued $3.9 million and $4.0 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

 The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the first quarter of 2020. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. As of the first quarter of fiscal 2020, the Company's remaining Federal Net Operating Loss ("NOL") was $19.4 million, which will begin to expire in 2031. The unexpired balance on the federal NOL generated in 2011 is $0.4 million as of March 21, 2020. The Company's remaining balance of Federal NOLs recorded during 2012 - 2019 was $19.1 million as of March 21, 2020. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $4.7 million.

The Company's effective tax rate for the first quarter of fiscal 2020 was 21.5% compared to 28.9% in the first quarter of fiscal 2019. The rate decrease is principally attributable to the opposing effect on the tax rate from equity compensation in an income quarter as compared to a loss quarter.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.7 million for uncertain tax positions as of March 21, 2020. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Quarters Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	March 21, 2020	March 23, 2019	March 21, 2020	March 23, 2019
Members of Management	February, 2017	146,564	$—	$89	$—	$296
Chief Executive Officer	February, 2017	500,000	106	205	400	1,025
Members of Management	February, 2018	116,958	142	136	472	1,040
Special Incentive Grant	April, 2018	350,000	344	163	3,084	5,192
Board of Directors	May, 2019	10,590	—	66	—	219
Members of Management	May, 2019	23,560	50	—	408	—
Members of Management	February, 2020	41,138	165	—	705	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first quarter of fiscal 2020, the Company recorded approximately $0.1 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $0.4 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

Accelerated vestings achieved to date include the following:

Vesting Date	Marginal Level Target	Shares Fully Vested
March 14, 2018	25%	62,500
June 10, 2019	50%	62,500

The following table summarizes the restricted stock activity for the first quarter ended March 21, 2020:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 28, 2019	784,579	$18.39
Granted	41,138	28.16
Vested	(64,408)	19.15
Forfeited	(8,088)	15.42
Nonvested shares outstanding at March 21, 2020	753,221	$17.34

Employee Stock Purchase Plan

As of March 21, 2020, the Company had reserved 105,483 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the first quarter of fiscal 2020, employees purchased 4,102 shares of the Company’s common stock with a weighted average fair market value of $31.21 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2020 and 2019, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	First Quarter Ended,
(thousands, except per share amounts)	March 21, 2020	March 23, 2019
Net income (loss)	$5,291	$(2,429)
Less: income attributable to noncontrolling interest	—	83
Net income (loss) attributable to Heritage-Crystal Clean, Inc. available to common stockholders	$5,291	$(2,512)

Weighted average basic shares outstanding	23,239	23,117
Dilutive shares for share–based compensation plans	183	—
Weighted average diluted shares outstanding	23,422	23,117

Number of anti–dilutive potentially issuable shares excluded from diluted shares outstanding	—	248

Net income (loss) per share: basic	$0.23	$(0.11)
Net income (loss) per share: diluted	$0.23	$(0.11)

(16)  OTHER EXPENSE (INCOME) - NET

Other expense (income) - net was $0.3 million of expense for the first quarter of fiscal 2020, compared to a net $0.1 million of other income in the first quarter of 2019.

(17) SUBSEQUENT EVENTS

On March 31, 2020, Heritage-Crystal Clean completed the acquisition of certain assets of Gro America (“Gro”), which has expanded our network of wastewater processing facilities and augmented our field services capabilities to better serve our customers throughout the Midwestern United States. This acquisition provides the Company with a first-class centralized wastewater treatment operation in Wyoming, Michigan just outside of Grand Rapids, and adds a robust field services business with expanded service capabilities which will allow us to reduce the use of subcontractors required to complete field services projects in certain geographies. Total consideration for the acquisition was approximately $10.0 million.

COVID-19 Pandemic

We are closely monitoring the spread and impact of the COVID-19 pandemic and are continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact the COVID-19 outbreak will have on our results and significant estimates going forward.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

        You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2020. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2019 filed with the SEC on March 3, 2020. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("first quarter" or "quarter") ended March 21, 2020 and March 23, 2019, respectively. "Fiscal 2019" represents the 52-week period ended December 28, 2019 and "Fiscal 2020" represents the period beginning December 29, 2019, and ending on December 31, 2020.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 72% of our total Company revenues for the first quarter of fiscal 2020. In the Environmental

Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which together accounted for approximately 28% of our total Company revenues in the first quarter of fiscal 2020.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and other products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an annual nameplate capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce approximately 49 million gallons of lubricating base oil per year when operating at full capacity.

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

There were no material changes during the first quarter of fiscal 2020 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown. In response to the COVID-19 outbreak, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. As our operations have been deemed essential, we have taken several measures to combat the COVID-19 downturn which have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, among other impacts. The duration of these measures is unknown and may be extended, and additional measures may be necessary. Our fiscal first quarter financial results do not fully reflect the adverse impact that the COVID-19 pandemic has had on our business as our business first experienced the impact of the COVID-19 economic slowdown at the end of our first fiscal quarter.

As a result of the impact of the COVID-19 outbreak, some of our customers have temporarily closed their businesses, limited our access to their businesses or have a decreased demand for our products and services due to a slowdown in the demand for their own products and or services. We believe that we will experience a material decrease in activity in both our Environmental Services and our Oil Business segments during the second quarter of fiscal 2020, but cannot determine the full extent to which the COVID-19 pandemic will impact our business and operating results at this time. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2020.

During the second quarter we have taken several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:

•Implementation of the Company's pandemic response plan;
•Implementation of salary reductions for all levels of management;
•Planned implementation of furlough and workshare programs;
•Suspension of all material, non-essential capital expenditures;
•Suspension of mergers & acquisitions (after the acquisition we closed on March 31, 2020);
•Implementation of a hiring freeze;
•Launched a COVID-19 cleaning service; and
•Moved into a material charge position for our used oil collection service.

In addition to the above actions, we have taken steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers. Entering this economic downturn, we had a strong balance sheet and were in a net-cash position which we expect will position us to take advantage of some of the opportunities that we believe will be in front of us once we emerge from this challenging time.

RESULTS OF OPERATIONS

General

        The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the First Quarter Ended,
(thousands)	March 21, 2020		March 23, 2019

Revenues
Service revenues	$63,757	59.4%	$56,366	58.9%
Product revenues	37,722	35.2%	35,858	37.4%
Rental income	5,785	5.4%	3,548	3.7%
Total revenues	$107,264	100.0%	$95,772	100.0%
Operating expenses
Operating costs	$83,250	77.6%	$82,483	86.1%
Selling, general, and administrative expenses	11,522	10.7%	12,396	12.9%
Depreciation and amortization	5,268	4.9%	4,136	4.3%
Other expense (income) - net	272	0.3%	(58)	(0.1)%
Operating income (loss)	6,952	6.5%	(3,185)	(3.3)%
Interest expense – net	214	0.2%	230	0.2%
Income (loss) before income taxes	6,738	6.3%	(3,415)	(3.6)%
Provision for (benefit from) income taxes	1,447	1.3%	(986)	(1.0)%
Net income (loss)	5,291	4.9%	(2,429)	(2.5)%
Income attributable to noncontrolling interest	—	—%	83	0.1%
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,291	4.9%	$(2,512)	(2.6)%

Revenues

Revenue for the first quarter of 2020 was $107.3 million compared to $95.8 million for the same quarter of 2019, an increase of $11.5 million, or 12.0%. The $11.5 million increase in revenue was driven by 16.5% revenue growth in the Environmental Services segment, along with a 1.8% increase in revenue from our Oil Business segment. The increase in revenue was driven mainly by growth in most of our Environmental Services segment product and service lines.

Operating costs

        Operating costs increased $0.8 million, or 0.9%, during the first quarter of 2020 compared to the first quarter of fiscal 2019. The increase was mainly due to higher disposal cost from increased volume and fleet repairs, partially offset by lower maintenance and health care costs compared to the year-ago quarter.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes, changes in commodity pricing, along with other factors.
Selling, general, and administrative expenses

        Selling, general, and administrative expenses decreased $0.9 million, or 7.1%, from the first quarter of fiscal 2019 to the first quarter of fiscal 2020 mainly driven by lower severance, professional services, and legal fees, partially offset by higher non-management salaries and share-based compensation.

Other expense (income) - net

Other expense (income) - net was $0.3 million of expense for the first quarter of fiscal 2020, compared to a net $0.1 million of other income in the first quarter of 2019.

Interest expense - net

Interest expense - net for the first quarters of fiscal 2020 and fiscal 2019 was $0.2 million.

Provision for income taxes

The Company's effective tax rate for the first quarter of fiscal 2020 was 21.5% compared to 28.9% in the first quarter of fiscal 2019. The rate decrease is principally attributable to the opposing effect on the tax rate from equity compensation in an income quarter as compared to a loss quarter.

Segment Information

The following table presents revenues by reportable segment:

	For the First Quarter Ended,		Change
(thousands)	March 21, 2020	March 23, 2019	$	%
Revenues:
Environmental Services	$77,453	$66,496	$10,957	16.5%
Oil Business	29,811	29,276	535	1.8%
Total	$107,264	$95,772	$11,492	12.0%

In the first quarter of fiscal 2020, Environmental Services revenue increased by $11.0 million, or 16.5%, from $66.5 million in the first quarter of fiscal 2019 to $77.5 million in the first quarter of fiscal 2020. The 16.5% increase in revenue was driven primarily by growth in our field services, parts cleaning, and containerized waste businesses. Our field services business accounted for 8.7 percentage points of the revenue growth for the quarter mainly due a large project that continued from the fourth quarter of 2019. Excluding the field services project, our first quarter revenue growth in the segment was 7.8%.

During the first quarter of fiscal 2020, Oil Business revenues were up $0.5 million, or 1.8%, to $29.8 million compared to $29.3 million in the first quarter of fiscal 2019. The increase in revenue was mainly due to an increase in our selling price of base oil, partially offset by a decrease in the volume of base oil gallons sold. During the first quarter of fiscal 2020, we produced 10.8 million gallons of base oil at a 95.2% rate of nameplate capacity, compared to 9.4 million gallons at a 86.9% rate of nameplate capacity during the first quarter of fiscal of 2019.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by reportable segment before corporate SG&A expense:

	For the First Quarter Ended,		Change

(thousands)	March 21, 2020	March 23, 2019	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$18,778	$14,697	$4,081	27.8%
Oil Business	910	(4,478)	5,388	(120.3)%
Total	$19,688	$10,219	$9,469	92.7%
*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $4.1 million, or 27.8%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 driven mainly by higher revenues and lower healthcare expenses, partially offset by higher disposal, fleet repair, and depreciation expense.

Oil Business profit before corporate SG&A expense increased $5.4 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. The increase in profit before corporate SG&A expense was mainly due to better operating efficiency during the first quarter of 2020, while we experienced unscheduled downtime during the first quarter of 2019 which hampered production.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 21, 2020 and December 28, 2019, cash and cash equivalents were $56.9 million and $60.7 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

•A total leverage ratio no greater than 3.00 to 1.00, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the total leverage ratio shall be deemed to be 3.25 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and thereafter will revert to 3.00 to 1.00;

•A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket.

As of March 21, 2020 and December 28, 2019, the Company was in compliance with all covenants under its Credit Agreement. As of March 21, 2020 and December 28, 2019, the Company had $1.7 million and $1.1 million of standby letters of credit issued, respectively, and $63.3 million and $63.9 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at March 21, 2020 approximates fair value.

        The Company's weighted average interest rate for all debt as of March 21, 2020, and March 23, 2019 was 3.7% and 4.5%, respectively.

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

Summary of Cash Flow Activity

	For the First Quarter Ended,
(thousands)	March 21, 2020	March 23, 2019
Net cash provided by (used in):
Operating activities	$10,266	$9,178
Investing activities	(9,842)	(9,552)
Financing activities	(4,180)	(513)
Net decrease in cash and cash equivalents	$(3,756)	$(887)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2020 and the first quarter of fiscal 2019 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during the first quarter of 2020 favorably impacted our net cash provided by operating activities by $7.8 million compared to the first quarter of 2019.

•Accounts Payable — The decrease in accounts payable, had an unfavorable impact on cash provided by operating activities of $6.6 million in the first quarter of fiscal 2020.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	For the Fiscal Years Ended,
(thousands)	March 21, 2020	March 23, 2019
Re-refinery capital improvements	$3.1	$0.9
Parts cleaning machines	1.4	1.0
Trucks and trailers	0.2	2.4
IT projects	0.1	0.4
Various other projects	5.1	2.9
Total	$9.9	$7.6

• Net Cash Used in Financing Activities — The Company dispersed $2.8 million to acquire the remaining ownership interest in one of our subsidiaries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first quarter of fiscal 2020 was $30.0 million, and the annual effective interest rate for the Credit Facility for the first quarter of fiscal 2020 was 3.7%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first quarter of fiscal 2020.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter ended March 21, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS
No change since the filing of our 10-K on March 3, 2020.

ITEM 1A. RISK FACTORS

There have been no changes in the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, with the exception of the risk factor mentioned below.

Pandemics, epidemics or other disease outbreaks may negatively impact our business operations, financial condition, liquidity, and consolidated results of operations.

A widespread outbreak of disease, can adversely affect the operation of our customers' businesses which could lead to a significant decline in demand for our products and services and our customers' ability to pay us for the products and services we have provided to them. A pandemic could also have significant negative impact on the operation of our vendors' and suppliers' businesses and effect their ability to provide us the products and services we rely on to conduct our business and provide products and services to our customers. A widespread outbreak could potentially result in the infection of the company's employees and diminish our ability to operate our business, service our customers or produce and sell our products. These potential negative impacts to our business could negatively impact our financial results and thereby reduce our borrowing capacity which could limit our ability to operate our business. These situations can also lead to a general downturn in the equity markets which could negatively impact the value of the company's shares as well as increase the cost to the company to raise equity capital. Any and all of the above situations could have a material adverse impact on our business, financial results of operations, and cash flows.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	April 29, 2020	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer