Form 10-Q
period 2020-06-13
Heritage-Crystal Clean, Inc.
filed 2020-07-23
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 13, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

On July 20, 2020, there were outstanding 23,270,068 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

        ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 13, 2020	December 28, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,782	$60,694
Accounts receivable - net	47,101	55,586
Inventory - net	25,622	29,373
Other current assets	6,355	7,104
Total current assets	129,860	152,757
Property, plant and equipment - net	159,102	154,911
Right of use assets	83,975	89,525
Equipment at customers - net	24,007	24,232
Software and intangible assets - net	18,338	16,892
Goodwill	37,510	32,997
Total assets	$452,792	$471,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,607	$38,058
Current portion of lease liabilities	21,909	20,407
Contract liabilities - net	2,153	2,252
Accrued salaries, wages, and benefits	5,737	6,771
Taxes payable	8,610	6,538
Other current liabilities	5,515	16,418
Total current liabilities	75,531	90,444
Lease liabilities, net of current portion	63,215	68,734
Long-term debt, less current maturities	29,487	29,348
Deferred income taxes	18,519	17,157
Total liabilities	$186,752	$205,683

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,269,462 and 23,191,498 shares issued and outstanding at June 13, 2020 and December 28, 2019, respectively	$233	$232
Additional paid-in capital	198,992	200,583
Retained earnings	66,815	64,182
Total Heritage-Crystal Clean, Inc. stockholders' equity	266,040	264,997
Noncontrolling interest	—	634
Total equity	266,040	265,631
Total liabilities and stockholders' equity	$452,792	$471,314

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income/(Loss)
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 13, 2020	June 15, 2019	June 13, 2020	June 15, 2019

Revenues
Service revenues	$52,247	$57,936	$116,004	$114,309
Product revenues	21,863	41,302	59,584	77,160
Rental income	5,408	5,762	11,194	9,304
Total revenues	$79,518	$105,000	$186,782	$200,773

Operating expenses
Operating costs	$72,293	$78,849	$155,543	$161,332
Selling, general, and administrative expenses	11,134	11,042	22,656	23,438
Depreciation and amortization	5,455	4,061	10,723	8,196
Other (income) expense - net	(6,796)	1,514	(6,525)	1,457
Operating (loss) income	(2,568)	9,534	4,385	6,350
Interest expense – net	344	219	558	449
(Loss) income before income taxes	(2,912)	9,315	3,827	5,901
(Benefit from) provision for income taxes	(254)	2,151	1,194	1,165
Net (loss) income	(2,658)	7,164	2,633	4,736
Income attributable to noncontrolling interest	—	108	—	192
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(2,658)	$7,056	$2,633	$4,544

Net (loss) income per share: basic	$(0.11)	$0.30	$0.11	$0.20
Net (loss) income per share: diluted	$(0.11)	$0.30	$0.11	$0.19

Number of weighted average shares outstanding: basic	23,260	23,137	23,249	23,127
Number of weighted average shares outstanding: diluted	23,260	23,368	23,434	23,366

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Second Quarter Ended June 13, 2020 and June 15, 2019
(Unaudited)

Second Quarter Ended,
June 13, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at March 21, 2020	23,247,912	$232	$198,305	$69,473	$268,010	$—	$268,010
Net loss	—	—	—	(2,658)	(2,658)	—	(2,658)
Issuance of common stock – ESPP	9,159	—	135	—	135	—	135
Share-based compensation	12,391	1	552	—	553	—	553
Balance at June 13, 2020	23,269,462	$233	$198,992	$66,815	$266,040	$—	$266,040

Second Quarter Ended,
June 15, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at March 23, 2019	23,120,998	$231	$197,909	$53,307	$251,447	$731	$252,178
Net income	—	—	—	7,056	7,056	108	7,164
Distribution	—	—	—	—	—	(399)	(399)
Issuance of common stock – ESPP	4,476	—	117	—	117	—	117
Share-based compensation	54,538	1	831	—	832	—	832
Share repurchases to satisfy tax withholding obligations	—	—	(783)	—	(783)	—	(783)
Balance at June 15, 2019	23,180,012	$232	$198,074	$60,363	$258,669	$440	$259,109

Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Half Ended June 13, 2020 and June 15, 2019
(Unaudited)

First Half Ended,
June 13, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 28, 2019	23,191,498	$232	$200,583	$64,182	$264,997	$634	$265,631
Net income	—	—	—	2,633	2,633	—	2,633
Non-controlling interest acquisition	—	—	(2,678)	—	(2,678)	—	(2,678)
Distribution	—	—	—	—	—	(634)	(634)
Issuance of common stock – ESPP	13,261	—	257	—	257	—	257
Share-based compensation	64,703	1	1,621	—	1,622	—	1,622
Share repurchases to satisfy tax withholding obligations	—	—	(791)	—	(791)	—	(791)
Balance at June 13, 2020	23,269,462	$233	$198,992	$66,815	$266,040	$—	$266,040

First Half Ended,
June 15, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231
Net income	—	—	—	4,544	4,544	192	4,736
Distribution	—	—	—	—	—	(400)	(400)
Issuance of common stock – ESPP	9,451	—	228	—	228	—	228
Exercise of stock options	2,760	—	20	—	20	—	20
Share-based compensation	109,217	1	1,720	—	1,721	—	1,721
Share repurchases to satisfy tax withholding obligations	—	—	(1,427)	—	(1,427)	—	(1,427)
Balance at June 15, 2019	23,180,012	$232	$198,074	$60,363	$258,669	$440	$259,109

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 13, 2020	June 15, 2019
Cash flows from Operating Activities:
Net income	$2,633	$4,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,723	8,196
Reversal of provision for class action settlement in excess of payout	(6,502)	—
Bad debt provision	1,110	572
Share-based compensation	1,622	1,721
Deferred taxes	1,361	1,151
Other, net	(126)	(248)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,128	(3,410)
Decrease in inventory	3,751	4,344
Decrease (increase) in other current assets	747	(587)
(Decrease) increase in accounts payable	(4,823)	5,899
(Decrease) increase in accrued liabilities	(764)	2,964
Cash provided by operating activities	$17,860	$25,338

Cash flows from Investing Activities:
Capital expenditures	$(13,137)	$(12,597)
Business acquisitions, net of cash acquired	(10,129)	(2,573)
Cash used in investing activities	$(23,266)	$(15,170)

Cash flows from Financing Activities:
Proceeds from the exercise of stock options	$—	$20
Repayment of principal on finance leases	(462)	—
Share repurchases to satisfy tax withholding obligations	(791)	(1,427)
Proceeds from the issuance of common stock	257	228
Payments of deferred and contingent consideration	(198)	—
Distributions to and acquisition of noncontrolling interest	(3,312)	(400)
Cash used in financing activities	$(4,506)	$(1,579)
Net (decrease) increase in cash and cash equivalents	(9,912)	8,589
Cash and cash equivalents, beginning of period	60,694	43,579
Cash and cash equivalents, end of period	$50,782	$52,168

Supplemental disclosure of cash flow information:
Income taxes paid	$61	$979
Cash paid for interest	370	659
Supplemental disclosure of non-cash information:
Payables for construction in progress	937	931
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 13, 2020

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, hazardous and non-hazardous containerized waste, used oil collection, vacuum, antifreeze recycling and field services primarily to small and mid-sized industrial and vehicle maintenance customers. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products. The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is primarily sold as recycled fuel oil. The Company also operates multiple wastewater treatment plants and antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no material changes in these policies or their application during the second quarter of fiscal 2020.

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

(3)    BUSINESS COMBINATIONS

On March 31, 2020, Heritage-Crystal Clean completed the acquisition of certain assets of Gro America (“Gro”), which has expanded our network of wastewater processing facilities and augmented our field services capabilities to better serve our customers throughout the Midwestern United States. The purchase price was $10.1 million subject to certain adjustments, including a working capital adjustment, and is preliminarily allocated based on our estimates and assumptions of the approximate fair values of assets acquired and liabilities assumed on the acquisition date. We are still in the process of completing our valuation, and accordingly our estimates and assumptions are subject to change within the measurement period. The Company is continuing to examine facts and circumstances that existed at the acquisition date and how those affect the estimated fair value of working capital and the allocation of the estimated purchase price to other tangible and intangible assets. Goodwill recognized from the acquisition of Gro America represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. Factors leading to goodwill being recognized consist of the Company's expectations of synergies from combining operations of Gro America and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. Transaction costs incurred in conjunction with the acquisition of Gro America were immaterial. The results of Gro America are consolidated into the Company’s Environmental Services segment.

On January 28, 2020, the Company acquired the remaining ownership interest in one of our subsidiaries in the amount of $2.7 million.

On October 8, 2019, Heritage-Crystal Clean completed the acquisition of certain assets of California Environmental & Litho, Inc., which provide transportation, manifesting, labeling and profiling services to printing, photographic, automotive and body shop industries in the Bay Area, Central Valley & Northern California. No facilities were acquired in the transaction and all service employees and activity have been consolidated in existing branch territories. Total consideration for the acquisition was approximately $0.5 million. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of California Environmental & Litho, Inc. and the Company as well as the value of intangible assets that are not separately recognized, such as an assembled workforce.

On March 25, 2019, the Company completed the acquisition of certain assets of All Valley Disposal, Inc., an environmental services provider based in Fresno, California. Consideration for the acquisition paid at closing was $0.6 million. Contingent upon the achievement of certain business performance metrics, total consideration for the acquisition could reach a maximum of approximately $1.0 million. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of All Valley Disposal, Inc. and the Company as well as the value of intangible assets that are not separately recognized, such as an assembled workforce. The results of All Valley Disposal are consolidated into the Company’s Environmental Services segment.
On February 1, 2019, the Company purchased the assets of W.S. Supplies, Inc. ("WSS") pursuant to an Asset Purchase Agreement. The Company purchased the assets of WSS to expand the Company’s Environmental Services segment in the mid-west. The purchase price was $0.5 million subject to certain adjustments, including a contingent consideration provision, and is allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. The results of WSS are consolidated into the Company’s Environmental Services segment.

On January 11, 2019, the Company purchased the assets of the consumer division of GlyEco, Inc. ("GlyEco") pursuant to an Asset Purchase Agreement. The Company purchased the assets of GlyEco's consumer division to expand the Company’s antifreeze line of business while expanding geographically. The purchase price was $1.6 million subject to certain adjustments, including working capital adjustments, and is allocated based on our estimates and assumptions of the approximate fair values of assets acquired on the acquisition date. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of GlyEco and the Company as well as the value of intangible assets that are not separately recognized, such as an assembled workforce. The results of GlyEco are consolidated into the Company’s Environmental Services segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition:

	As of June 13, 2020
(thousands)	Gro America	California Environmental & Litho	All Valley Disposal	GlyEco	WSS

Accounts receivable	$752	$67	$36	$107	$—
Inventory	—	3	18	291	28
Property, plant, & equipment	1,859	15	252	746	154
Equipment at customers	—	—	—	—	24
Intangible assets	3,080	445	310	251	298
Goodwill	4,516	3	384	251	—
Accounts payable	(76)	—	—	—	—
Total purchase price, net of cash acquired	$10,131	$533	$1,000	$1,646	$504
Less: working capital adjustment	2	—	—	23	—
Less: contingent consideration	—	120	250	—	—
Less: to be placed in escrow	—	—	100	—	—
Net cash paid	$10,129	$413	$650	$1,623	$504

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the Gro America and GlyEco acquisitions had occurred December 30, 2018. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the period presented.

	Second Quarter Ended,	Second Quarter Ended,
(thousands, except per share data)	June 13, 2020	June 15, 2019
Total revenues	$79,623	$106,416
Net (loss) income attributable to HCCI shareholders	(2,645)	7,324

Net (loss) income per share: basic	$(0.11)	$0.32
Net (loss) income per share: diluted	(0.11)	0.31

	First Half Ended,	First Half Ended,
(thousands, except per share data)	June 13, 2020	June 15, 2019
Total revenues	$187,737	$203,806
Net income attributable to HCCI shareholders	2,748	5,057

Net income per share: basic	$0.12	$0.22
Net income per share: diluted	0.12	0.22

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

The following table disaggregates our revenue by major lines:

	Second Quarter Ended,
	June 13, 2020			June 15, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$33,283	$—	$33,283	$39,431	$—	$39,431
Vacuum Services & Wastewater Treatment	11,558	—	11,558	14,622	—	14,622
Field Services	4,562	—	4,562	3,961	—	3,961
Antifreeze Business	4,562	—	4,562	6,139	—	6,139
Environmental Services - Other	427	—	427	357	—	357
Re-refinery Product Sales	—	12,051	12,051	—	27,292	27,292
Oil Collection Services & RFO	—	6,658	6,658	—	6,330	6,330
Oil Filter Business	—	1,009	1,009	—	1,106	1,106
Revenues from Contracts with Customers	54,392	19,718	74,110	64,510	34,728	99,238
Rental income	5,408	—	5,408	5,686	76	5,762
Total Revenues	$59,800	$19,718	$79,518	$70,196	$34,804	$105,000

	First Half Ended,
	June 13, 2020			June 15, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$73,573	$—	$73,573	$77,565	$—	$77,565
Vacuum Services & Wastewater Treatment	26,176	—	26,176	28,598	—	28,598
Field Services	14,185	—	14,185	7,802	—	7,802
Antifreeze Business	11,238	—	11,238	12,797	—	12,797
Environmental Services - Other	907	—	907	760	—	760
Re-refinery Product Sales	—	37,488	37,488	—	51,326	51,326
Oil Collection Services & RFO	—	9,947	9,947	—	10,300	10,300
Oil Filter Business	—	2,074	2,074	—	2,321	2,321
Revenues from Contracts with Customers	126,079	49,509	175,588	127,522	63,947	191,469
Rental income	11,173	21	11,194	9,171	133	9,304
Total Revenues	$137,252	$49,530	$186,782	$136,693	$64,080	$200,773

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	June 13, 2020	December 28, 2019
Contract assets	$86	$64
Contract liabilities	2,239	2,316
Contract liabilities - net	$2,153	$2,252

During the fiscal quarter ended June 13, 2020, the Company recognized $2.3 million of revenue that was included in the contract liabilities balance as of December 28, 2019. During the two fiscal quarters ended June 13, 2020, the Company recognized $2.3 million of revenue that was included in the contract liabilities balance as of December 28, 2019. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

        Accounts receivable for the second quarter ended June 13, 2020, and the fiscal year ended December 28, 2019 consisted of the following:

(thousands)	June 13, 2020	December 28, 2019
Trade	$46,290	$54,420
Less: allowance for doubtful accounts	2,258	2,221
Trade - net	44,032	52,199
Related parties	2,451	1,560
Other	618	1,827
Total accounts receivable - net	$47,101	$55,586

The following table provides the changes in the Company’s allowance for doubtful accounts for the second quarter ended June 13, 2020, and the fiscal year ended December 28, 2019:

(thousands)	June 13, 2020	December 28, 2019
Balance at beginning of period	$2,221	$1,816
Provision for bad debts	1,110	1,486
Accounts written off, net of recoveries	(1,073)	(1,081)
Balance at end of period	$2,258	$2,221

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	June 13, 2020	December 28, 2019
Used oil and processed oil	$7,364	$8,349
Solvents and solutions	7,231	8,694
Machines	4,738	5,440
Drums and supplies	4,262	4,697
Other	2,419	2,632
Total inventory	26,014	29,812
Less: machine refurbishing reserve	392	439
Total inventory - net	$25,622	$29,373

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

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	June 13, 2020	December 28, 2019
Machinery, vehicles, and equipment	$129,091	$127,242
Buildings and storage tanks	71,924	71,616
Land	9,657	9,664
Leasehold improvements	6,568	6,523
Construction in progress	14,925	7,958
Assets held for sale	—	4
Total property, plant and equipment	232,165	223,007
Less: accumulated depreciation	73,063	68,096
Property, plant and equipment - net	$159,102	$154,911

(thousands)	June 13, 2020	December 28, 2019
Equipment at customers	$80,021	$77,914
Less: accumulated depreciation	56,014	53,682
Equipment at customers - net	$24,007	$24,232

        Depreciation expense for the second quarters ended June 13, 2020 and June 15, 2019 was $4.5 million and $3.3 million, respectively, and depreciation expense for the first half ended June 13, 2020 and June 15, 2019 was $8.8 million and $6.4 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 28, 2019 to June 13, 2020:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 28, 2019
Gross carrying amount	$3,952	$32,997	$36,949
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 28, 2019	$—	$32,997	$32,997
Acquisitions	—	4,516	—
Measurement period and other adjustments	—	(3)	(3)
Goodwill at June 13, 2020
Gross carrying amount	3,952	37,510	41,462
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at June 13, 2020	$—	$37,510	$37,510

The following is a summary of software and other intangible assets:

	June 13, 2020			December 28, 2019
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$28,177	$15,291	$12,886	$25,551	$13,886	$11,665
Software	8,341	5,182	3,159	8,093	4,887	3,206
Non-compete agreements	4,043	3,141	902	3,603	3,068	535
Patents, formulae, and licenses	1,769	809	960	1,769	774	995
Other	1,701	1,270	431	1,702	1,211	491
Total software and intangible assets - net	$44,031	$25,693	$18,338	$40,718	$23,826	$16,892

Amortization expense was $1.0 million for the second quarter ended June 13, 2020, and $0.7 million for the second quarter ended June 15, 2019. Amortization expense was $1.9 million for the first half ended June 13, 2020, and $1.8 million for the first half ended June 15, 2019.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	11
Software	9
Non-compete agreements	5
Other intangibles	7

        The estimated amortization expense for the remainder of fiscal 2020 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2020	$2.1
2021	3.7
2022	3.5
2023	3.0
2024	1.4
2025	1.2

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	June 13, 2020	December 28, 2019
Accounts payable	$31,178	$37,690
Accounts payable - related parties	429	368
Total accounts payable	$31,607	$38,058

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Debt at June 13, 2020 and December 28, 2019 consisted of the following:

(thousands)	June 13, 2020	December 28, 2019
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	513	652
Long-term debt, less current maturities	$29,487	$29,348

For both the second quarters ended June 13, 2020 and June 15, 2019, the Company recorded interest expense of $0.4 million of which $0.3 million is with respect to our term loan, and $0.1 million related to amortization of debt issuance costs.
For the first half ended June 13, 2020, the Company recorded interest expense of $0.9 million, of which $0.8 million is with respect to our term loan, and $0.1 million related to amortization of debt issuance costs. For the first half ended June 15, 2019, the Company recorded $0.8 million of interest expense.

The Company's weighted average interest rate for all debt as of June 13, 2020, and June 15, 2019 was 3.7% and 4.4%, respectively.

As of June 13, 2020 and December 28, 2019, the Company was in compliance with all covenants under its Credit Agreement. As of June 13, 2020 and December 28, 2019, the Company had $1.7 million and $1.1 million of standby letters of credit issued, respectively, and $63.3 million and $63.9 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at June 13, 2020 approximates fair value.

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

Segment results for the second quarters ended June 13, 2020, and June 15, 2019 were as follows:

Second Quarter Ended,
June 13, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$46,097	$6,150	$—	$52,247
Product revenues	8,295	13,568	—	21,863
Rental income	5,408	—	—	5,408
Total revenues	$59,800	$19,718	$—	$79,518
Operating expenses
Operating costs	49,104	23,189	—	72,293
Operating depreciation and amortization	2,348	2,082	—	4,430
Profit (loss) before corporate selling, general, and administrative expenses	$8,348	$(5,553)	$—	$2,795
Selling, general, and administrative expenses			11,134	11,134
Depreciation and amortization from SG&A			1,025	1,025
Total selling, general, and administrative expenses			$12,159	$12,159
Other income - net			(6,796)	(6,796)
Operating loss				(2,568)
Interest expense – net			344	344
Loss before income taxes				$(2,912)

Second Quarter Ended,
June 15, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$54,332	$3,604	$—	$57,936
Product revenues	10,178	31,124	—	41,302
Rental income	5,686	76	—	5,762
Total revenues	$70,196	$34,804	$—	$105,000
Operating expenses
Operating costs	49,374	29,475	—	78,849
Operating depreciation and amortization	1,872	1,436	—	3,308
Profit before corporate selling, general, and administrative expenses	$18,950	$3,893	$—	$22,843
Selling, general, and administrative expenses			11,042	11,042
Depreciation and amortization from SG&A			753	753
Total selling, general, and administrative expenses			$11,795	$11,795
Other expense - net			1,514	1,514
Operating income				9,534
Interest expense – net			219	219
Income before income taxes				$9,315

Segment results for the first half ended June 13, 2020, and June 15, 2019 were as follows:

First Half Ended,
June 13, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$107,056	$8,948	$—	$116,004
Product revenues	19,023	40,561	—	59,584
Rental income	11,173	21	—	11,194
Total revenues	$137,252	$49,530	$—	$186,782
Operating expenses
Operating costs	105,508	50,035	—	155,543
Operating depreciation and amortization	4,618	4,136	—	8,754
Profit (loss) before corporate selling, general, and administrative expenses	$27,126	$(4,641)	$—	$22,485
Selling, general, and administrative expenses			22,656	22,656
Depreciation and amortization from SG&A			1,969	1,969
Total selling, general, and administrative expenses			$24,625	$24,625
Other income - net			(6,525)	(6,525)
Operating income				4,385
Interest expense – net			558	558
Income before income taxes				$3,827

First Half Ended,
June 15, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$107,207	$7,102	$—	$114,309
Product revenues	20,315	56,845	—	77,160
Rental income	9,171	133	—	9,304
Total revenues	$136,693	$64,080	$—	$200,773
Operating expenses
Operating costs	99,538	61,794	—	161,332
Operating depreciation and amortization	3,508	2,868	—	6,376
Profit (loss) before corporate selling, general, and administrative expenses	$33,647	$(582)	$—	$33,065
Selling, general, and administrative expenses			23,438	23,438
Depreciation and amortization from SG&A			1,820	1,820
Total selling, general, and administrative expenses			$25,258	$25,258
Other expense - net			1,457	1,457
Operating income				6,350
Interest expense – net			449	449
Income before income taxes				$5,901

Total assets by segment as of June 13, 2020, and December 28, 2019 were as follows:

(thousands)	June 13, 2020	December 28, 2019
Total Assets:
Environmental Services	$222,946	$224,657
Oil Business	164,675	171,104
Unallocated Corporate Assets	65,171	75,553
Total	$452,792	$471,314

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

Our leases have remaining terms ranging from less than one month to approximately 11 years and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. Our finance leases include a fleet of mobile equipment.

The components of lease expense were as follows:

	For the Second Quarter Ended		For the First Half Ended
(thousands)	June 13, 2020	June 15, 2019	June 13, 2020	June 15, 2019
Finance lease cost:
Amortization of right-of-use assets	$350	$—	$672	$—
Interest on lease liabilities	78	—	151	—
Total finance lease cost	$428	$—	$823	$—

Operating lease cost	$5,719	$6,421	$11,638	$12,452
Short-term lease cost	1,694	667	3,182	2,071
Variable lease cost	813	874	1,847	1,967
Total lease cost	$8,226	$7,962	$16,667	$16,490

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$78	$—	$144	$—
Operating cash flows from operating leases	$6,219	$6,554	$12,676	$13,251
Financing cash flows from financing leases	$253	$—	$462	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$3,264	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,151	$2,808	$1,816	$80,127

Weighted-average remaining lease term (years)
Finance leases			6.4	—
Operating leases			4.8	4.4

Weighted-average discount rate
Finance leases			3.4%	—%
Operating leases			5.8%	5.6%

Future annual minimum lease payment commitments as of June 13, 2020 were as follows:

(thousands)
Year 1	$25,867
Year 2	20,380
Year 3	16,408
Year 4	12,287
Year 5	8,733
thereafter	13,857
Total minimum lease payments	$97,532
Less: imputed interest	12,408
Lease liability	$85,124

Lessor

The Company is a lessor of portions of a building and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. As of June 13, 2020, the Company is party to a contract under which it leases railcars to the related party Calumet Specialty Products Partners, L.P. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of a building and property.

Rental income was as follows:

	Second Quarter Ended,
	June 13, 2020			June 15, 2019
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,408	$—	$5,408	$5,686	$—	$5,686
Railcars	—	—	—	—	56	56
Property	—	—	—	—	20	20
Total rental income	$5,408	$—	$5,408	$5,686	$76	$5,762

	First Half Ended,
	June 13, 2020			June 15, 2019
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$11,173	$—	$11,173	$9,171	$—	$9,171
Railcars	—	16	16	—	113	113
Property	—	5	5	—	20	20
Total rental income	$11,173	$21	$11,194	$9,171	$133	$9,304

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

The Company has purchase obligations in the form of open purchase orders of $16.7 million as of June 13, 2020, and $28.3 million as of December 28, 2019, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 13, 2020 and December 28, 2019, the Company had accrued $3.9 million and $4.0 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the second quarter of 2020. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. As of the second quarter of fiscal 2020, the Company's remaining Federal Net Operating Loss ("NOL") was $23.3 million, which will begin to expire in 2031. The unexpired balance on the federal NOL generated in 2011 is $4.1 million as of June 13, 2020. The Company's remaining balance of Federal NOLs recorded during 2012 - 2019 was $19.2 million as of June 13, 2020. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $5.5 million.

The Company's effective tax rate for the second quarter of fiscal 2020 was 8.7% compared to 23.1% in the second quarter of fiscal 2019. The rate decrease is principally attributable to the opposing effect on the tax rate from changes in year to date earnings in an income quarter as compared to a loss quarter.

The Company’s effective rate for the first half of fiscal 2020 was 31.2% compared to 19.7% in the first half of fiscal 2019. The rate increase is principally attributable to income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively high anticipated tax expense due to relatively low pre-tax income for fiscal 2020.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.7 million for uncertain tax positions as of June 13, 2020. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act permits NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes; increases the limitation on allowable business interest expense; allows for the refund of AMT credits not previously refunded among other things. The Company is currently evaluating the impact of the CARES Act. At present, the Company anticipates a cash benefit from the refundable AMT credit provisions but does not expect that the NOL carryback provisions or interest expense limitation provisions would result in a material cash benefit.

(14)    SHARE-BASED COMPENSATION

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Half Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	June 13, 2020	June 15, 2019	June 13, 2020	June 15, 2019
Members of Management	February, 2017	146,564	$—	$160	$—	$207
Chief Executive Officer	February, 2017	500,000	213	422	294	808
Members of Management	February, 2018	116,958	248	233	367	943
Special Incentive Grant	April, 2018	350,000	251	317	2,371	4,231
Board of Directors	May, 2019	10,590	—	132	—	153
Members of Management	May, 2019	23,560	84	86	374	550
Members of Management	February, 2020	41,138	302	350	568	—
Board of Directors	April, 2020	14,988	132	—	153	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first half of fiscal 2020, the Company recorded approximately $0.2 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $0.3 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

Accelerated vestings achieved to date include the following:

Vesting Date	Marginal Level Target	Shares Fully Vested
March 14, 2018	25%	62,500
June 10, 2019	50%	62,500

The following table summarizes the restricted stock activity for the first half ended June 13, 2020:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 28, 2019	784,579	$18.39
Granted	56,126	25.72
Vested	(74,998)	20.25
Forfeited	(48,887)	19.4
Nonvested shares outstanding at June 13, 2020	716,820	$16.64

Employee Stock Purchase Plan

As of June 13, 2020, the Company had reserved 96,324 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the first half of fiscal 2020, employees purchased 13,261 shares of the Company’s common stock with a weighted average fair market value of $20.36 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters and first half of fiscal 2020 and 2019, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Second Quarter Ended,		First Half Ended,
(thousands, except per share amounts)	June 13, 2020	June 15, 2019	June 13, 2020	June 15, 2019
Net (loss) income	$(2,658)	$7,164	$2,633	$4,736
Less: income attributable to noncontrolling interest	—	108	—	192
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(2,658)	$7,056	$2,633	$4,544

Weighted average basic shares outstanding	23,260	23,137	23,249	23,127
Dilutive shares for share–based compensation plans	—	231	185	239
Weighted average diluted shares outstanding	23,260	23,368	23,434	23,366

Net (loss) income per share: basic	$(0.11)	$0.30	$0.11	$0.20
Net (loss) income per share: diluted	$(0.11)	$0.30	$0.11	$0.19

(16)  OTHER (INCOME) EXPENSE - NET

Other (income) expense - net was $6.8 million of income for the second quarter of fiscal 2020 mainly driven by a $6.5 million reversal of settlement claims, compared to a net $1.5 million of other expense in the second quarter of 2019 mainly related to site closure costs. Other (income) expense - net was $6.5 million of income for the first half of fiscal 2020, compared to a net $1.5 million of other expense in the first half of 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

        You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2020. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2019 filed with the SEC on March 3, 2020. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("second quarter" or "quarter") ended, and twenty-four weeks ("first half") ended June 13, 2020 and June 15, 2019, respectively. "Fiscal 2019" represents the 52-week period ended December 28, 2019 and "Fiscal 2020" represents the 53-week period beginning December 29, 2019, and ending on January 2, 2021.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 73% of our total Company revenues for the first half of fiscal 2020. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which together accounted for approximately 27% of our total Company revenues in the first half of fiscal 2020.

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

There were no material changes during the second quarter of fiscal 2020 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

As a result of the impact of the COVID-19 outbreak, some of our customers have permanently or temporarily closed their businesses, limited our access to their businesses, or have a decreased demand for our products and services due to a slowdown in the demand for their own products or services. We have experienced a material decrease in activity in both our Environmental Services and our Oil Business segments during the second quarter of fiscal 2020, but we believe our second quarter results represent the bottom of this economic cycle for our business barring the wide-spread return of shelter-in-place orders. However, we cannot determine with certainty the full extent to which the COVID-19 pandemic will impact our business and operating results for the second half of fiscal 2020 and beyond. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2020.

During the second quarter we took several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:

•Salary reductions for all levels of management;
•Furlough and reduction in force programs;
•Suspension of all non-essential capital expenditures;
•A hiring freeze;
•Launched a COVID-19 cleaning service; and
•Moved into a material charge position for our used oil collection service.

In addition to the above actions, we have taken steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers. Entering this economic downturn, we had a strong balance sheet and were in a net-cash position which we expected would position us to take advantage of some of the opportunities that we believed would be in front of us once as we emerged from this challenging time. As of the end of the second quarter of 2020, we continued to take steps to minimize the negative impact of the COVID-19 pandemic on our business and to protect the safety of our employees and customers. During the second quarter of fiscal 2020, we did not have to access our revolving lines of credit to address any liquidity concerns and we remained in compliance with the covenants in our bank Credit Facility as we were able to generate positive cash flow from operations and maintain a strong balance sheet and net-cash position.

RESULTS OF OPERATIONS

General

        The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	Second Quarter Ended,				First Half Ended,
(thousands)	June 13, 2020		June 15, 2019		June 13, 2020		June 15, 2019

Revenues
Service revenues	$52,247	65.7%	$57,936	55.2%	$116,004	62.1%	$114,309	56.9%
Product revenues	21,863	27.5%	41,302	39.3%	59,584	31.9%	77,160	38.4%
Rental income	5,408	6.8%	5,762	5.5%	11,194	6.0%	9,304	4.6%
Total revenues	$79,518	100.0%	$105,000	100.0%	$186,782	100.0%	$200,773	100.0%
Operating expenses
Operating costs	$72,293	90.9%	$78,849	75.1%	$155,543	83.3%	$161,332	80.4%
Selling, general, and administrative expenses	11,134	14.0%	11,042	10.5%	22,656	12.1%	23,438	11.7%
Depreciation and amortization	5,455	6.9%	4,061	3.9%	10,723	5.7%	8,196	4.1%
Other (income) expense - net	(6,796)	(8.5)%	1,514	1.4%	(6,525)	(3.5)%	1,457	0.7%
Operating (loss) income	(2,568)	(3.2)%	9,534	9.1%	4,385	2.3%	6,350	3.2%
Interest expense – net	344	0.4%	219	0.2%	558	0.3%	449	0.2%
(Loss) income before income taxes	(2,912)	(3.7)%	9,315	8.9%	3,827	2.0%	5,901	2.9%
(Benefit from) provision for income taxes	(254)	(0.3)%	2,151	2.0%	1,194	0.6%	1,165	0.6%
Net (loss) income	(2,658)	(3.3)%	7,164	6.8%	2,633	1.4%	4,736	2.4%
Income attributable to noncontrolling interest	—	—%	108	0.1%	—	—%	192	0.1%
Net (loss) income attributable to Heritage-Crystal Clean, Inc. common stockholders	$(2,658)	(3.3)%	$7,056	6.7%	$2,633	1.4%	$4,544	2.3%

Revenues

Revenue for the second quarter of 2020 was $79.5 million compared to $105.0 million for the same quarter of 2019, a decrease of $25.5 million, or (24.3)%. The $25.5 million decrease in revenues was mainly due to COVID-19 related volume declines in most of our product and service lines, partially offset by favorable pricing variances in our parts cleaning, containerized waste, and antifreeze lines of business, along with a significant decrease in the demand for finished lubricants which directly impacted demand for our base oil products. For the first half of fiscal 2020, revenues decreased $14.0 million, or (7.0)%, from $200.8 million in the first half of fiscal 2019 to $186.8 million in the first half of 2020 mainly driven mainly by COVID-19 related volume declines during the second quarter, partially offset by growth in most of our Environmental Services segment product and service lines during the first quarter of 2020.

Operating costs

        Operating costs decreased $6.6 million, or (8.3)%, during the second quarter of 2020 compared to the second quarter of fiscal 2019, mainly due to lower demand for our products and services which mitigated, in part, the impact of lower revenues during the quarter. Operating costs decreased $5.8 million, or (3.6)%, in the first half of fiscal 2020 compared to the first half of fiscal 2019.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes, changes in commodity pricing, along with other factors.

Selling, general, and administrative expenses

        Selling, general, and administrative expenses were relatively flat at $11.1 million, compared to the second quarter of fiscal 2019 as efforts to lower SG&A expenses overall during the second quarter of 2020 were partially offset by higher bad debt and severance expense. Selling, general, and administrative expenses decreased $0.8 million, or (3.3)%, from the first half of fiscal 2019 to the first half of fiscal 2020.

Other (income) expense - net

Other (income) expense - net was $6.8 million of income for the second quarter of fiscal 2020 mainly driven by a $6.5 million reversal of settlement claims, compared to a net $1.5 million of other expense in the second quarter of 2019 mainly related to site closure costs. Other (income) expense - net was $6.5 million of income for the first half of fiscal 2020, compared to a net $1.5 million of other expense in the first half of 2019.

Interest expense - net

Interest expense - net for the second quarters of fiscal 2020 and fiscal 2019 was $0.3 million and $0.2 million, respectively. Interest expense - net for the first half of fiscal 2020 and 2019 was $0.6 million and $0.4 million respectively.

Provision for income taxes

The Company's effective tax rate for the second quarter of fiscal 2020 was 8.7% compared to 23.1% in the second quarter of fiscal 2019. The rate decrease is principally attributable to the opposing effect on the tax rate from changes in year to date earnings in an income quarter as compared to a loss quarter.

The Company’s effective rate for the first half of fiscal 2020 was 31.2% compared to 19.7% in the first half of fiscal 2019. The rate increase is principally attributable to income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively high anticipated tax expense due to relatively low pre-tax income for fiscal 2020.

Segment Information

The following table presents revenues by reportable segment:

	Second Quarter Ended,		Change
(thousands)	June 13, 2020	June 15, 2019	$	%
Revenues:
Environmental Services	$59,800	$70,196	$(10,396)	(14.8)%
Oil Business	19,718	34,804	(15,086)	(43.3)%
Total	$79,518	$105,000	$(25,482)	(24.3)%

	First Half Ended,		Change
(thousands)	June 13, 2020	June 15, 2019	$	%
Revenues:
Environmental Services	$137,252	$136,693	$559	0.4%
Oil Business	49,530	64,080	(14,550)	(22.7)%
Total	$186,782	$200,773	$(13,991)	(7.0)%

In the second quarter of fiscal 2020, Environmental Services revenue decreased by $10.4 million, or 14.8%, from $70.2 million in the second quarter of fiscal 2019 to $59.8 million in the second quarter of fiscal 2020. The 14.8% decrease in revenue was mainly due to COVID-19 related volume declines in most of our product and service lines, partially offset by favorable pricing variances in our parts cleaning, containerized waste, and antifreeze lines of business. For the first half of fiscal 2020, Environmental Services revenues were $137.3 million, compared to $136.7 million during the first half of fiscal 2019.

During the second quarter of fiscal 2020, Oil Business revenues were down $15.1 million, or 43.3%, to $19.7 million compared to $34.8 million in the second quarter of fiscal 2019. The decrease in revenue was mainly due to the COVID-19 pandemic and related shelter-in-place orders that led to a significant decrease in the demand for finished lubricants which directly impacted demand for our base oil products. Pandemic impacts also led to a significant decline in the generation of used oil which negatively impacted used oil collection and feedstock volumes used in our re-refinery. However, we were able to move into a material charge for our used oil collection services during the second quarter of fiscal 2020. For the first half of fiscal 2020, Oil Business revenues were $49.5 million, compared to $64.1 million during the first half of fiscal 2019.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by reportable segment before corporate SG&A expense:

	Second Quarter Ended,		Change

(thousands)	June 13, 2020	June 15, 2019	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$8,348	$18,950	$(10,602)	(55.9)%
Oil Business	(5,553)	3,893	(9,446)	N/M
Total	$2,795	$22,843	$(20,048)	(87.8)%

	First Half Ended,		Change

(thousands)	June 13, 2020	June 15, 2019	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$27,126	$33,647	$(6,521)	(19.4)%
Oil Business	(4,641)	(582)	(4,059)	697.4%
Total	$22,485	$33,065	$(10,580)	(32.0)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense decreased $10.6 million, or 55.9%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. The decrease was mainly due to lower revenues stemming from the COVID-19 pandemic and related shelter-in-place orders. Environmental Services profit before corporate SG&A expense decreased $6.5 million, or 19.4%, in the first half of fiscal 2020 compared to the first half of fiscal 2019.

Oil Business profit before corporate SG&A expense decreased $9.4 million in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. The decrease in profit before corporate SG&A expense was mainly due to lower revenues stemming from the COVID-19 pandemic and related shelter-in-place orders that led to a significant decrease in the demand for finished lubricants which directly impacted demand for our base oil products. Oil Business profit before corporate SG&A expense decreased $4.1 million in the first half of fiscal 2020 compared to the first half of fiscal 2019.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 13, 2020 and December 28, 2019, cash and cash equivalents were $50.8 million and $60.7 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

As of June 13, 2020 and December 28, 2019, the Company was in compliance with all covenants under its Credit Agreement. As of June 13, 2020 and December 28, 2019, the Company had $1.7 million and $1.1 million of standby letters of credit issued, respectively, and $63.3 million and $63.9 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at June 13, 2020 approximates fair value.

        The Company's weighted average interest rate for all debt as of June 13, 2020, and June 15, 2019 was 3.7% and 4.4%, respectively.

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

Summary of Cash Flow Activity

	First Half Ended,
(thousands)	June 13, 2020	June 15, 2019
Net cash provided by (used in):
Operating activities	$17,860	$25,338
Investing activities	(23,266)	(15,170)
Financing activities	(4,506)	(1,579)
Net (decrease) increase in cash and cash equivalents	$(9,912)	$8,589

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2020 and the first half of fiscal 2019 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our decrease in net income during the first half of 2020 unfavorably impacted our net cash provided by operating activities by $2.1 million compared to the first half of 2019.

•Accounts Receivable — The decrease in accounts receivable, had a favorable impact on cash provided by operating activities of $11.5 million in the first half of fiscal 2020.

•Accounts Payable — The decrease in accounts payable, had an unfavorable impact on cash provided by operating activities of $10.7 million in the first half of fiscal 2020.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Half Ended,
(thousands)	June 13, 2020	June 15, 2019
Re-refinery capital improvements	$5.1	$2.5
Trucks and trailers	3.0	3.7
Parts cleaning machines	2.3	2.1
IT projects	1.2	1.5
Various other projects	1.5	2.8
Total	$13.1	$12.6

• Net Cash Used in Investing Activities — We used $10.1 million of cash outflows for an acquisition during the second quarter of 2020. See footnote 3 — Business Combinations for more information.

•Net Cash Used in Financing Activities — The Company dispersed $2.8 million to acquire the remaining ownership interest in one of our subsidiaries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first half of fiscal 2020 was $30.0 million, and the annual effective interest rate for the Credit Facility for the first half of fiscal 2020 was 3.7%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first half of fiscal 2020.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter ended June 13, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS
In February 2016 the Company received an information request from the U.S. EPA ("EPA") regarding the operation of our Indianapolis, Indiana re-refinery in relation to our Clean Air Act permit for the facility. During 2016 we responded fully to the EPA's information request. On April 7, 2017 we received a notice of violation and finding of violation of the Clean Air Act related to our operation of the re-refinery. On June 16, 2020, we signed a consent agreement with the EPA where we settled the matter for $0.2 million.
In October 2016, the EPA issued a Notice of Intent to file an administrative complaint against the Company for certain alleged violations of the Emergency Planning and Community Right to Know Act (“EPCRA”) and regulations under the Clean Water Act ("CWA"). During the second quarter of 2020, we reached a settlement with the EPA involving the alleged CWA and EPCRA violation for $0.3 million.
In December 2019, the Company settled its putative class action lawsuit, Adelphia, Inc. d/b/a/ Village Auto and Dan’s One Stop Shop, LLC v. Heritage-Crystal Clean, Inc. and Heritage-Crystal Clean, LLC, Case No. 15-L-386, filed in the Circuit Court for the Sixteenth Judicial Circuit in Kane County, Illinois, alleging that the Company charged fees in violation of both its contracts and applicable state laws. During the second quarter of 2020 we paid a total of $4.5 million to resolve all claims asserted by the putative class.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 23, 2020	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer