Form 10-Q
period 2020-09-05
Heritage-Crystal Clean, Inc.
filed 2020-10-14
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 5, 2020
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
Yes ☐ No ☒

On October 12, 2020, there were outstanding 23,993,021 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 5, 2020	December 28, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,650	$60,694
Accounts receivable - net	48,877	55,586
Inventory - net	24,835	29,373
Other current assets	8,475	7,104
Total current assets	134,837	152,757
Property, plant and equipment - net	157,473	154,911
Right of use assets	82,322	89,525
Equipment at customers - net	23,460	24,232
Software and intangible assets - net	18,002	16,892
Goodwill	37,513	32,997
Total assets	$453,607	$471,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,928	$38,058
Current portion of lease liabilities	21,563	20,407
Contract liabilities - net	2,268	2,252
Accrued salaries, wages, and benefits	6,279	6,771
Taxes payable	9,162	6,538
Other current liabilities	5,782	16,418
Total current liabilities	71,982	90,444
Lease liabilities, net of current portion	61,582	68,734
Long-term debt, less current maturities	29,557	29,348
Deferred income taxes	19,645	17,157
Total liabilities	$182,766	$205,683

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,295,600 and 23,191,498 shares issued and outstanding at September 5, 2020 and December 28, 2019, respectively	$233	$232
Additional paid-in capital	199,835	200,583
Retained earnings	70,773	64,182
Total Heritage-Crystal Clean, Inc. stockholders' equity	270,841	264,997
Noncontrolling interest	—	634
Total equity	270,841	265,631
Total liabilities and stockholders' equity	$453,607	$471,314

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income/(Loss)
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 5, 2020	September 7, 2019	September 5, 2020	September 7, 2019

Revenues
Service revenues	$53,257	$57,208	$169,262	$171,522
Product revenues	28,522	41,964	88,106	119,124
Rental income	5,355	5,668	16,548	14,967
Total revenues	$87,134	$104,840	$273,916	$305,613

Operating expenses
Operating costs	$67,125	$80,116	$222,669	$241,449
Selling, general, and administrative expenses	9,410	11,241	32,066	34,679
Depreciation and amortization	5,635	3,980	16,358	12,176
Other (income) expense - net	(441)	1,020	(6,967)	2,477
Operating income	5,405	8,483	9,790	14,832
Interest expense – net	284	181	842	629
Income before income taxes	5,121	8,302	8,948	14,203
Provision for income taxes	1,163	2,246	2,357	3,411
Net income	3,958	6,056	6,591	10,792
Income attributable to noncontrolling interest	—	86	—	278
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$3,958	$5,970	$6,591	$10,514

Net income per share: basic	$0.17	$0.26	$0.28	$0.45
Net income per share: diluted	$0.17	$0.25	$0.28	$0.45

Number of weighted average shares outstanding: basic	23,294	23,185	23,277	23,146
Number of weighted average shares outstanding: diluted	23,479	23,421	23,456	23,384

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Third Quarter Ended September 5, 2020 and September 7, 2019
(Unaudited)

Third Quarter Ended,
September 5, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at June 13, 2020	23,269,462	$233	$198,992	$66,815	$266,040	$—	$266,040
Net income	—	—	—	3,958	3,958	—	3,958
Issuance of common stock – ESPP	7,299	—	117	—	117	—	117
Share-based compensation	18,839	—	726	—	726	—	726
Balance at September 5, 2020	23,295,600	$233	$199,835	$70,773	$270,841	$—	$270,841

Third Quarter Ended,
September 7, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at June 15, 2019	23,180,320	$232	$198,074	$60,363	$258,669	$440	$259,109
Net income	—	—	—	5,970	5,970	86	6,056
Issuance of common stock – ESPP	4,789	—	120	—	120	—	120
Share-based compensation	458	—	1,022	—	1,022	—	1,022
Balance at September 7, 2019	23,185,567	$232	$199,216	$66,333	$265,781	$526	$266,307

Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Three Quarters Ended September 5, 2020 and September 7, 2019
(Unaudited)

First Three Quarters Ended,
September 5, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 28, 2019	23,191,498	$232	$200,583	$64,182	$264,997	$634	$265,631
Net income	—	—	—	6,591	6,591	—	6,591
Non-controlling interest acquisition	—	—	(2,678)	—	(2,678)	—	(2,678)
Distribution	—	—	—	—	—	(634)	(634)
Issuance of common stock – ESPP	20,560	—	374	—	374	—	374
Share-based compensation	83,542	1	2,347	—	2,348	—	2,348
Share repurchases to satisfy tax withholding obligations	—	—	(791)	—	(791)	—	(791)
Balance at September 5, 2020	23,295,600	$233	$199,835	$70,773	$270,841	$—	$270,841

First Three Quarters Ended,
September 7, 2019
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity
Balance at December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231
Net income	—	—	—	10,514	10,514	278	10,792
Distribution	—	—	—	—	—	(400)	(400)
Issuance of common stock – ESPP	14,240	—	348	—	348	—	348
Exercise of stock options	2,760	—	20	—	20	—	20
Share-based compensation	109,983	1	2,742	—	2,743	—	2,743
Share repurchases to satisfy tax withholding obligations	—	—	(1,427)	—	(1,427)	—	(1,427)
Balance at September 7, 2019	23,185,567	$232	$199,216	$66,333	$265,781	$526	$266,307

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 5, 2020	September 7, 2019
Cash flows from Operating Activities:
Net income	$6,591	$10,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,358	12,176
Reversal of provision for class action settlement in excess of payout	(6,502)	—
Bad debt provision	1,210	829
Share-based compensation	2,348	2,743
Deferred taxes	2,487	3,354
Other, net	(766)	594
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,252	(4,344)
Decrease in inventory	4,538	5,136
Increase in other current assets	(1,373)	(351)
(Decrease) increase in accounts payable	(9,012)	2,005
Increase in accrued liabilities	686	3,404
Cash provided by operating activities	$22,817	$36,338

Cash flows from Investing Activities:
Capital expenditures	$(16,465)	$(16,921)
Proceeds from sale of assets	422	0
Business acquisitions, net of cash acquired	(10,129)	(2,573)
Cash used in investing activities	$(26,172)	$(19,494)

Cash flows from Financing Activities:
Proceeds from the exercise of stock options	$—	$20
Repayment of principal on finance leases	(762)	(13)
Share repurchases to satisfy tax withholding obligations	(791)	(1,427)
Proceeds from the issuance of common stock	374	348
Payments of deferred and contingent consideration	(198)	—
Distributions to and acquisition of noncontrolling interest	(3,312)	(400)
Cash used in financing activities	$(4,689)	$(1,472)
Net (decrease) increase in cash and cash equivalents	(8,044)	15,372
Cash and cash equivalents, beginning of period	60,694	43,579
Cash and cash equivalents, end of period	$52,650	$58,951

Supplemental disclosure of cash flow information:
Income taxes paid	$286	$1,205
Cash paid for interest	743	971
Supplemental disclosure of non-cash information:
Payables for construction in progress	447	904
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 5, 2020

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no material changes in these policies or their application during the third quarter of fiscal 2020.

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

On October 8, 2019, Heritage-Crystal Clean completed the acquisition of certain assets of California Environmental & Litho, Inc., which provided regulated waste disposal, transportation, manifesting, labeling and profiling services to printing, photographic, automotive and body shop industries in the Bay Area, Central Valley & Northern California. No facilities were acquired in the transaction and all service employees and activity have been consolidated in existing branch territories. Total consideration for the acquisition was approximately $0.5 million. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of California Environmental & Litho, Inc. and the Company as well as the value of intangible assets that are not separately recognized, such as an assembled workforce.

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

	As of September 5, 2020
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

	Third Quarter Ended,	Third Quarter Ended,
(thousands, except per share data)	September 5, 2020	September 7, 2019
Total revenues	$87,134	$106,256
Net income attributable to HCCI shareholders	3,958	6,238

Net income per share: basic	$0.17	$0.27
Net income per share: diluted	0.17	0.27

	First Three Quarters Ended,	First Three Quarters Ended,
(thousands, except per share data)	September 5, 2020	September 7, 2019
Total revenues	$274,871	$310,062
Net income attributable to HCCI shareholders	6,706	11,295

Net income per share: basic	$0.29	$0.49
Net income per share: diluted	0.29	0.48

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

The following table disaggregates our revenue by major lines:

	Third Quarter Ended,
	September 5, 2020			September 7, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$35,480	$—	$35,480	$38,458	$—	$38,458
Vacuum Services & Wastewater Treatment	12,529	—	12,529	14,507	—	14,507
Field Services	3,100	—	3,100	5,654	—	5,654
Antifreeze Business	5,649	—	5,649	4,284	—	4,284
Environmental Services - Other	371	—	371	468	—	468
Re-refinery Product Sales	—	17,409	17,409	—	29,059	29,059
Oil Collection Services & RFO	—	6,161	6,161	—	5,772	5,772
Oil Filter Business	—	1,080	1,080	—	970	970
Revenues from Contracts with Customers	57,129	24,650	81,779	63,371	35,801	99,172
Rental income	5,310	45	5,355	5,620	48	5,668
Total Revenues	$62,439	$24,695	$87,134	$68,991	$35,849	$104,840

	First Three Quarters Ended,
	September 5, 2020			September 7, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$109,053	$—	$109,053	$116,023	$—	$116,023
Vacuum Services & Wastewater Treatment	38,705	—	38,705	43,105	—	43,105
Field Services	17,285	—	17,285	18,451	—	18,451
Antifreeze Business	16,887	—	16,887	12,086	—	12,086
Environmental Services - Other	1,278		1,278	1,228	—	1,228
Re-refinery Product Sales	—	54,896	54,896	—	80,385	80,385
Oil Collection Services & RFO	—	16,109	16,109	—	16,076	16,076
Oil Filter Business	—	3,155	3,155	—	3,292	3,292
Revenues from Contracts with Customers	183,208	74,160	257,368	190,893	99,753	290,646
Rental income	16,483	65	16,548	14,791	176	14,967
Total Revenues	$199,691	$74,225	$273,916	$205,684	$99,929	$305,613

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	September 5, 2020	December 28, 2019
Contract assets	$46	$64
Contract liabilities	2,314	2,316
Contract liabilities - net	$2,268	$2,252

During the fiscal quarter ended September 5, 2020, the Company recognized zero  revenue that was included in the contract liabilities balance as of December 28, 2019. During the three fiscal quarters ended September 5, 2020, the Company recognized $2.3 million of revenue that was included in the contract liabilities balance as of December 28, 2019. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

    Accounts receivable for the third quarter ended September 5, 2020, and the fiscal year ended December 28, 2019 consisted of the following:

(thousands)	September 5, 2020	December 28, 2019
Trade	$46,134	$54,420
Less: allowance for doubtful accounts	2,165	2,221
Trade - net	43,969	52,199
Related parties	3,024	1,560
Other	1,884	1,827
Total accounts receivable - net	$48,877	$55,586

The following table provides the changes in the Company’s allowance for doubtful accounts for the first three quarters ended September 5, 2020, and the fiscal year ended December 28, 2019:

(thousands)	September 5, 2020	December 28, 2019
Balance at beginning of period	$2,221	$1,816
Provision for bad debts	1,210	1,486
Accounts written off, net of recoveries	(1,266)	(1,081)
Balance at end of period	$2,165	$2,221

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	September 5, 2020	December 28, 2019
Used oil and processed oil	$7,291	$8,349
Solvents and solutions	6,327	8,694
Machines	5,328	5,440
Drums and supplies	4,091	4,697
Other	2,188	2,632
Total inventory	25,225	29,812
Less: machine refurbishing reserve	390	439
Total inventory - net	$24,835	$29,373

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

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	September 5, 2020	December 28, 2019
Machinery, vehicles, and equipment	$129,420	$127,242
Buildings and storage tanks	71,928	71,616
Land	9,664	9,664
Leasehold improvements	6,733	6,523
Construction in progress	15,293	7,958
Assets held for sale	—	4
Total property, plant and equipment	233,038	223,007
Less: accumulated depreciation	75,565	68,096
Property, plant and equipment - net	$157,473	$154,911

(thousands)	September 5, 2020	December 28, 2019
Equipment at customers	$80,654	$77,914
Less: accumulated depreciation	57,194	53,682
Equipment at customers - net	$23,460	$24,232

    Depreciation expense for the third quarters ended September 5, 2020 and September 7, 2019 was $4.6 million and $3.3 million, respectively, and depreciation expense for the first three quarters ended September 5, 2020 and September 7, 2019 was $13.4 million and $9.7 million, respectively.

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

The following table shows changes to our goodwill balances by segment from December 28, 2019 to September 5, 2020:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 28, 2019
Gross carrying amount	$3,952	$32,997	$36,949
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 28, 2019	$—	$32,997	$32,997
Acquisitions	—	4,516	—
Measurement period and other adjustments	—	—	—
Goodwill at September 5, 2020
Gross carrying amount	3,952	37,513	41,465
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at September 5, 2020	$—	$37,513	$37,513

The following is a summary of software and other intangible assets:

	September 5, 2020			December 28, 2019
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$28,185	$16,059	$12,126	$25,551	$13,886	$11,665
Software	9,062	5,380	3,682	8,093	4,887	3,206
Non-compete agreements	4,049	3,199	850	3,603	3,068	535
Patents, formulae, and licenses	1,769	827	942	1,769	774	995
Other	1,702	1,300	402	1,702	1,211	491
Total software and intangible assets - net	$44,767	$26,765	$18,002	$40,718	$23,826	$16,892

Amortization expense was $1.1 million for the third quarter ended September 5, 2020, and $0.7 million for the third quarter ended September 7, 2019. Amortization expense was $2.9 million for the first three quarters ended September 5, 2020, and $2.5 million for the first three quarters ended September 7, 2019.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	11
Software	9
Non-compete agreements	5
Other intangibles	7

    The estimated amortization expense for the remainder of fiscal 2020 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2020	$2.1
2021	3.8
2022	3.6
2023	3.1
2024	1.5
2025	1.3

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	September 5, 2020	December 28, 2019
Accounts payable	$26,546	$37,690
Accounts payable - related parties	382	368
Total accounts payable	$26,928	$38,058

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Debt at September 5, 2020 and December 28, 2019 consisted of the following:

(thousands)	September 5, 2020	December 28, 2019
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	443	652
Long-term debt, less current maturities	$29,557	$29,348

For the third quarters ended September 5, 2020 and September 7, 2019, the Company recorded interest expense of $0.3 million of which $0.3 million is with respect to our term loan, and $0.1 million related to amortization of debt issuance costs. For the first three quarters ended September 5, 2020, the Company recorded interest expense of $1.2 million, of which

$1.0 million is with respect to our term loan, and $0.2 million related to amortization of debt issuance costs. For the first three quarters ended September 7, 2019, the Company recorded $1.2 million of interest expense which related primarily to our term loan.

The Company's weighted average interest rate for all debt as of September 5, 2020, and September 7, 2019 was 3.2% and 4.3%, respectively.

As of September 5, 2020 and December 28, 2019, the Company was in compliance with all covenants under its Credit Agreement. As of September 5, 2020 and December 28, 2019, the Company had $4.0 million and $1.1 million of standby letters of credit issued, respectively, and $61.0 million and $63.9 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at September 5, 2020 approximates fair value.

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

Segment results for the third quarters ended September 5, 2020, and September 7, 2019 were as follows:

Third Quarter Ended,
September 5, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$47,532	$5,725	$—	$53,257
Product revenues	9,597	18,925	—	28,522
Rental income	5,310	45	—	5,355
Total revenues	$62,439	$24,695	$—	$87,134
Operating expenses
Operating costs	45,383	21,742	—	67,125
Operating depreciation and amortization	2,431	2,102	—	4,533
Profit before corporate selling, general, and administrative expenses	$14,625	$851	$—	$15,476
Selling, general, and administrative expenses			9,410	9,410
Depreciation and amortization from SG&A			1,102	1,102
Total selling, general, and administrative expenses			$10,512	$10,512
Other (income) - net			(441)	(441)
Operating income				5,405
Interest expense – net			284	284
Income before income taxes				$5,121

Third Quarter Ended,
September 7, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$54,066	$3,142	$—	$57,208
Product revenues	9,305	32,659	—	41,964
Rental income	5,620	48	—	5,668
Total revenues	$68,991	$35,849	$—	$104,840
Operating expenses
Operating costs	49,486	30,630	—	80,116
Operating depreciation and amortization	1,745	1,439	—	3,184
Profit before corporate selling, general, and administrative expenses	$17,760	$3,780	$—	$21,540
Selling, general, and administrative expenses			11,241	11,241
Depreciation and amortization from SG&A			796	796
Total selling, general, and administrative expenses			$12,037	$12,037
Other expense - net			1,020	1,020
Operating income				8,483
Interest expense – net			181	181
Income before income taxes				$8,302

Segment results for the first three quarters ended September 5, 2020, and September 7, 2019 were as follows:

First Three Quarters Ended,
September 5, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$154,589	$14,673	$—	$169,262
Product revenues	28,619	59,487	—	88,106
Rental income	16,483	65	—	16,548
Total revenues	$199,691	$74,225	$—	$273,916
Operating expenses
Operating costs	150,891	71,778	—	222,669
Operating depreciation and amortization	7,049	6,238	—	13,287
Profit (loss) before corporate selling, general, and administrative expenses	$41,751	$(3,791)	$—	$37,960
Selling, general, and administrative expenses			32,066	32,066
Depreciation and amortization from SG&A			3,071	3,071
Total selling, general, and administrative expenses			$35,137	$35,137
Other (income) - net			(6,967)	(6,967)
Operating income				9,790
Interest expense – net			842	842
Income before income taxes				$8,948

First Three Quarters Ended,
September 7, 2019
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$161,273	$10,249	$—	$171,522
Product revenues	29,620	89,504	—	119,124
Rental income	14,791	176	—	14,967
Total revenues	$205,684	$99,929	$—	$305,613
Operating expenses
Operating costs	149,024	92,425	—	241,449
Operating depreciation and amortization	5,252	4,308	—	9,560
Profit before corporate selling, general, and administrative expenses	$51,408	$3,196	$—	$54,604
Selling, general, and administrative expenses			34,679	34,679
Depreciation and amortization from SG&A			2,616	2,616
Total selling, general, and administrative expenses			$37,295	$37,295
Other expense - net			2,477	2,477
Operating income				14,832
Interest expense – net			629	629
Income before income taxes				$14,203

Total assets by segment as of September 5, 2020, and December 28, 2019 were as follows:

(thousands)	September 5, 2020	December 28, 2019
Total Assets:
Environmental Services	$220,897	$224,657
Oil Business	164,537	171,104
Unallocated Corporate Assets	68,173	75,553
Total	$453,607	$471,314

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

The components of lease expense were as follows:

	For the Third Quarter Ended		For the First Three Quarters Ended
(thousands)	September 5, 2020	September 7, 2019	September 5, 2020	September 7, 2019
Finance lease cost:
Amortization of right-of-use assets	$397	$25	$1,069	$25
Interest on lease liabilities	85	6	236	6
Total finance lease cost	$482	$31	$1,305	$31

Operating lease cost	$5,565	$5,914	$17,342	$18,366
Short-term lease cost	1,076	1,579	4,160	3,650
Variable lease cost	706	827	2,553	2,794
Total lease cost	$7,347	$8,320	$24,055	$24,810

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$84	$4	$229	$4
Operating cash flows from operating leases	$6,058	$6,554	$18,734	$19,805
Financing cash flows from financing leases	$300	$13	$762	$13
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,739	$1,487	$6,003	$1,487
Right-of-use assets obtained in exchange for new operating lease liabilities	$545	$12,099	$2,486	$92,226

Weighted-average remaining lease term (years)
Finance leases			6.3	6.9
Operating leases			4.7	4.8

Weighted-average discount rate
Finance leases			3.2%	3.4%
Operating leases			5.7%	5.7%

Future annual minimum lease payment commitments as of September 5, 2020 were as follows:

(thousands)
Year 1	$25,140
Year 2	20,218
Year 3	15,962
Year 4	11,697
Year 5	8,362
thereafter	13,436
Total minimum lease payments	$94,815
Less: imputed interest	11,670
Lease liability	$83,145

Lessor

The Company is a lessor of portions of a building and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. As of September 5, 2020, the Company is party to a contract under which it leases railcars to the related party Calumet Specialty Products Partners, L.P. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of a building and property.

Rental income was as follows:

	Third Quarter Ended,
	September 5, 2020			September 7, 2019
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,310	$—	$5,310	$5,620	$—	$5,620
Railcars	—	—	—	—	35	35
Property	—	45	45	—	13	13
Total rental income	$5,310	$45	$5,355	$5,620	$48	$5,668

	First Three Quarters Ended,
	September 5, 2020			September 7, 2019
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$16,483	$—	$16,483	$14,791	$—	$14,791
Railcars	—	16	16	—	147	147
Property	—	49	49	—	29	29
Total rental income	$16,483	$65	$16,548	$14,791	$176	$14,967

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

The Company has purchase obligations in the form of open purchase orders of $19.9 million as of September 5, 2020, and $28.3 million as of December 28, 2019, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 5, 2020 and December 28, 2019, the Company had accrued $3.9 million and $4.0 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the third quarter of 2020. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. As of the third quarter of fiscal 2020, the Company's remaining Federal Net Operating Loss ("NOL") was $21.7 million, which will begin to expire in 2031. The unexpired balance on the federal NOL generated in 2011 is $1.1 million as of September 5, 2020. The Company's remaining balance of Federal NOLs recorded during 2012 - 2019 was $20.6 million as of September 5, 2020. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance of $5.1 million.

The Company's effective tax rate for the third quarter of fiscal 2020 was 22.7% compared to 27.1% in the third quarter of fiscal 2019. The rate decrease is principally attributable to the opposing effect on the tax rate from changes in year to date earnings.

The Company’s effective rate for the first three quarters of fiscal 2020 was 26.3% compared to 24.0% in the first three quarters of fiscal 2019. The rate increase is principally attributable to income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively high anticipated tax expense due to relatively low pre-tax income for fiscal 2020.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.7 million for uncertain tax positions as of September 5, 2020. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Three Quarters Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	September 5, 2020	September 7, 2019	September 5, 2020	September 7, 2019
Members of Management	February, 2017	146,564	$—	$249	$—	$118
Chief Executive Officer	February, 2017	500,000	319	569	187	661
Members of Management	February, 2018	116,958	373	373	193	804
Special Incentive Grant	April, 2018	350,000	548	661	2,073	3,887
Board of Directors	May, 2019	10,590	—	197	—	88
Members of Management	May, 2019	23,560	132	136	326	500
Members of Management	February, 2020	41,138	165	—	453	—
Board of Directors	April, 2020	14,988	197	—	88	—

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. During the first three quarters of fiscal 2020, the Company recorded approximately $0.3 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $0.3 million over the remaining requisite service period, which ends January 31, 2021. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%.

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

Accelerated vestings achieved to date include the following:

Vesting Date	Marginal Level Target	Shares Fully Vested
March 14, 2018	25%	62,500
June 10, 2019	50%	62,500

The following table summarizes the restricted stock activity for the first three quarters ended September 5, 2020:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 28, 2019	784,579	$18.39
Granted	56,126	25.72
Vested	(93,231)	19.24
Forfeited	(50,510)	19.13
Nonvested shares outstanding at September 5, 2020	696,964	$16.69

Employee Stock Purchase Plan

As of September 5, 2020, the Company had reserved 89,025 shares of common stock available for purchase under the Employee Stock Purchase Plan. During the first three quarters of fiscal 2020, employees purchased 20,560 shares of the Company’s common stock with a weighted average fair market value of $19.14 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters and first three quarters of fiscal 2020 and 2019, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Third Quarter Ended,		First Three Quarters Ended,
(thousands, except per share amounts)	September 5, 2020	September 7, 2019	September 5, 2020	September 7, 2019
Net income	$3,958	$6,056	$6,591	$10,792
Less: income attributable to noncontrolling interest	—	86	—	278
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$3,958	$5,970	$6,591	$10,514

Weighted average basic shares outstanding	23,294	23,185	23,277	23,146
Dilutive shares for share–based compensation plans	185	236	179	238
Weighted average diluted shares outstanding	23,479	23,421	23,456	23,384

Net income per share: basic	$0.17	$0.26	$0.28	$0.45
Net income per share: diluted	$0.17	$0.25	$0.28	$0.45

(16)  OTHER (INCOME) EXPENSE - NET

For the third quarter of fiscal 2020, other (income) expense - net was $0.4 million of income which was mainly due to gain on sale of assets, compared to $1.0 million of expense during the third quarter of 2019. Other (income) expense - net was $7.0 million of income for the first three quarters of fiscal 2020 driven mainly by a $6.5 million reversal of settlement claims, compared to a net $2.5 million of other expense in the first three quarters of 2019 primarily relating to $1.5 million of site closure costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 3, 2020. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2019 filed with the SEC on March 3, 2020. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("third quarter" or "quarter") ended, and thirty-six weeks ("first three quarters") ended September 5, 2020 and September 7, 2019, respectively. "Fiscal 2019" represents the 52-week period ended December 28, 2019 and "Fiscal 2020" represents the 53-week period beginning December 29, 2019, and ending on January 2, 2021.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning services, containerized waste management, vacuum truck services, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 73% of our total Company revenues for the first three quarters of fiscal 2020. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which together accounted for approximately 27% of our total Company revenues in the first three quarters of fiscal 2020.

    Our operating costs include the costs of obtaining the materials we use in our products and services, such as used oil collected from customers or purchased from third party collectors, solvent, and other chemicals. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Changes in the price of crude oil can impact operating costs indirectly as it may impact the price we pay for solvent or used oil, although we attempt to offset volatility in the oil markets by managing the spread between the costs we incur to obtain our materials and the prices we charge for our products and services. Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, and the costs of operating our re-refinery, recycling centers, waste water treatment facilities, hubs, and branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

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

There were no material changes during the third quarter of fiscal 2020 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown. In response to the COVID-19 outbreak, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. As our operations have been deemed essential, we have taken several measures to combat the COVID-19 downturn which have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities. In addition, we have taken steps to minimize the negative impact of the COVID-19 pandemic through-out our business and to protect the safety of our employees and customers. The duration of these measures is unknown and may be extended, and additional measures may be necessary.

As a result of the impact of the COVID-19 outbreak, some of our customers have permanently or temporarily closed their businesses, limited our access to their businesses, or have a decreased demand for our products and services due to a slowdown in the demand for their own products or services. While we experienced a material decrease in activity in both of our Environmental Services and our Oil Business segments during the second quarter of fiscal 2020 and continued to feel the impact of lower economic activity as a result of the COVID-19 pandemic entering the third quarter, we saw continued improvement in our business through-out the third quarter compared to what we believed was the low point of this downturn during the second quarter of 2020.

Entering this economic downturn, we had a strong balance sheet which we expected would position us to take advantage of some of the opportunities we believed would be in front of us once as we emerged from this challenging time. During the third quarter of fiscal 2020, we were able to generate positive operating and overall cash flow as our business continued to recover from the depths of the pandemic impact. As a result of this performance, our balance sheet remains strong and we were in a net cash position as of the end of our third quarter for fiscal 2020. We do not expect to have to access our revolving line of credit due to negative impacts to our business from the pandemic and we remained in compliance with the covenants in our bank Credit Facility as of the end of the third quarter of fiscal 2020.

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

RESULTS OF OPERATIONS

General

    The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	Third Quarter Ended,				First Three Quarters Ended,
(thousands)	September 5, 2020		September 7, 2019		September 5, 2020		September 7, 2019

Revenues
Service revenues	$53,257	61.1%	$57,208	54.6%	$169,262	61.8%	$171,522	56.1%
Product revenues	28,522	32.7%	41,964	40.0%	88,106	32.2%	119,124	39.0%
Rental income	5,355	6.1%	5,668	5.4%	16,548	6.0%	14,967	4.9%
Total revenues	$87,134	100.0%	$104,840	100.0%	$273,916	100.0%	$305,613	100.0%
Operating expenses
Operating costs	$67,125	77.0%	$80,116	76.4%	$222,669	81.3%	$241,449	79.0%
Selling, general, and administrative expenses	9,410	10.8%	11,241	10.7%	32,066	11.7%	34,679	11.3%
Depreciation and amortization	5,635	6.5%	3,980	3.8%	16,358	6.0%	12,176	4.0%
Other (income) expense - net	(441)	(0.5)%	1,020	1.0%	(6,967)	(2.5)%	2,477	0.8%
Operating income	5,405	6.2%	8,483	8.1%	9,790	3.6%	14,832	4.9%
Interest expense – net	284	0.3%	181	0.2%	842	0.3%	629	0.2%
Income before income taxes	5,121	5.9%	8,302	7.9%	8,948	3.3%	14,203	4.6%
Provision for income taxes	1,163	1.3%	2,246	2.1%	2,357	0.9%	3,411	1.1%
Net income	3,958	4.5%	6,056	5.8%	6,591	2.4%	10,792	3.5%
Income attributable to noncontrolling interest	—	—%	86	0.1%	—	—%	278	0.1%
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$3,958	4.5%	$5,970	5.7%	$6,591	2.4%	$10,514	3.4%

Revenues

Revenue for the third quarter of 2020 was $87.1 million compared to $105.0 million for the same quarter of 2019, a decrease of $17.7 million, or 16.9%. The $17.7 million decrease in revenues was mainly due to COVID-19 related volume declines in most of our product and service lines including a decrease in the demand for finished lubricants which directly impacted the demand for our base oil products. These factors were minimally offset by favorable pricing variances in our parts cleaning, and containerized waste lines of business. For the first three quarters of fiscal 2020, revenues decreased $31.7 million, or 10.4%, from $305.6 million in the first three quarters of fiscal 2019 to $273.9 million in the first three quarters of 2020 mainly driven by COVID-19 related volume declines during the second and third quarters, partially offset by growth in most of our Environmental Services segment product and service lines during the first quarter of 2020.

Operating costs

    Operating costs decreased $13.0 million, or 16.2%, during the third quarter of 2020 compared to the third quarter of fiscal 2019, partially mitigating the impact of lower revenues. The decrease was mainly driven by lower demand for our products and services along with the implementation of cost control initiatives by the Company. Operating costs decreased $18.8 million, or 7.8%, in the first three quarters of fiscal 2020 compared to the first three quarters of fiscal 2019.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes, changes in commodity pricing, along with other factors.

Selling, general, and administrative expenses

    Selling, general, and administrative expenses decreased $1.8 million, or 16.3%, to $9.4 million during the third quarter of 2020 compared to $11.2 million for the third quarter of 2019. The decrease was mainly driven by lower compensation costs, as a result of the implementation of furloughs and other cost control measures, partially offset by higher severance expense. Selling, general, and administrative expenses decreased $2.6 million, or 7.5%, from the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2020.

Other (income) expense - net

For the third quarter of fiscal 2020, other (income) expense - net was $0.4 million of income which was mainly due to the gain on sale of assets, compared to $1.0 million of expense during the third quarter of 2019. Other (income) expense - net was $7.0 million of income for the first three quarters of fiscal 2020 driven mainly by a $6.5 million reversal of settlement claims, compared to a net $2.5 million of other expense in the first three quarters of 2019 primarily relating to $1.5 million of site closure costs.

Interest expense - net

Interest expense - net for the third quarters of fiscal 2020 and fiscal 2019 was $0.3 million and $0.2 million, respectively. Interest expense - net for the first three quarters of fiscal 2020 and 2019 was $0.8 million and $0.6 million respectively.

Provision for income taxes

The Company's effective tax rate for the third quarter of fiscal 2020 was 22.7% compared to 27.1% in the third quarter of fiscal 2019. The rate decrease is principally attributable to the opposing effect on the tax rate from changes in year to date earnings.

The Company’s effective rate for the first three quarters of fiscal 2020 was 26.3% compared to 24.0% in the first three quarters of fiscal 2019. The rate increase is principally attributable to income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively high anticipated tax expense due to relatively low pre-tax income for fiscal 2020.

Segment Information

The following table presents revenues by reportable segment:

	Third Quarter Ended,		Change
(thousands)	September 5, 2020	September 7, 2019	$	%
Revenues:
Environmental Services	$62,439	$68,991	$(6,552)	(9.5)%
Oil Business	24,695	35,849	(11,154)	(31.1)%
Total	$87,134	$104,840	$(17,706)	(16.9)%

	First Three Quarters Ended,		Change
(thousands)	September 5, 2020	September 7, 2019	$	%
Revenues:
Environmental Services	$199,691	$205,684	$(5,993)	(2.9)%
Oil Business	74,225	99,929	(25,704)	(25.7)%
Total	$273,916	$305,613	$(31,697)	(10.4)%

In the third quarter of fiscal 2020, Environmental Services revenue decreased by $6.6 million, or 9.5%, from $69.0 million in the third quarter of fiscal 2019 to $62.4 million in the third quarter of fiscal 2020. The 9.5% decrease in revenue was primarily due to COVID-19 related volume declines in most of our product and service lines, partially offset by favorable pricing variances in our parts cleaning and containerized waste lines of business. For the first three quarters of fiscal 2020, Environmental Services revenues were $199.7 million, compared to $205.7 million during the first three quarters of fiscal 2019. The 2.9% decrease in revenue year-over-year was mainly driven by COVID-19 related volume declines during the second and third quarters of 2020 compared to growth in most of our product and service lines of business during the first three quarters of 2019.

During the third quarter of fiscal 2020, Oil Business revenues were down $11.2 million, or 31.1%, to $24.7 million compared to $35.8 million in the third quarter of fiscal 2019. The decrease in revenue was mainly due to the COVID-19 pandemic and related shelter-in-place orders that led to a significant decrease in the demand for finished lubricants which lowered demand for our base oil products and used oil collection services, and also led to a decrease in our selling price of base oil. However, revenue increased $5.0 million, or 25.2%, quarter-over-quarter as economic activity improved from pandemic-lows. In addition, base oil gallons produced in the third quarter of 2020 increased 76% from the second quarter of 2020 with production being only 0.3 million gallons lower than the third quarter of 2019. For the first three quarters of fiscal 2020, Oil Business revenues were $74.2 million, compared to $99.9 million during the first three quarters of fiscal 2019. The 25.7% decrease in Oil Business revenues was mainly driven by the COVID pandemic which led to a significant decrease in demand for finished lubricants in the second and third quarters of 2020 compared to higher volumes of base oil sold during the first three quarters of 2019.

Segment Profit (Loss) Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit (loss) by reportable segment before corporate SG&A expense:

	Third Quarter Ended,		Change

(thousands)	September 5, 2020	September 7, 2019	$	%
Profit before corporate SG&A*
Environmental Services	$14,625	$17,760	$(3,135)	(17.7)%
Oil Business	851	3,780	(2,929)	(77.5)%
Total	$15,476	$21,540	$(6,064)	(28.2)%

	First Three Quarters Ended,		Change

(thousands)	September 5, 2020	September 7, 2019	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$41,751	$51,408	$(9,657)	(18.8)%
Oil Business	(3,791)	3,196	(6,987)	N/M
Total	$37,960	$54,604	$(16,644)	(30.5)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense decreased $3.1 million, or 17.7%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The decrease was mainly due to lower revenues stemming from the COVID-19 pandemic and related shelter-in-place orders. Environmental Services profit before corporate SG&A expense decreased $9.7 million, or 18.8%, in the first three quarters of fiscal 2020 compared to the first three quarters of fiscal 2019. The lower profit before corporate SG&A expense was mainly due to lower revenues and higher third-party disposal costs, partially offset by lower health and welfare expense compared to the first three quarters of 2019.

Oil Business profit before corporate SG&A expense decreased $2.9 million in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The decrease in profit before corporate SG&A expense was mainly due to a narrowing of the spread between the selling price of our base oil and the cost to collect used oil feedstock. The decrease is spread was primarily due to a significant decrease in the demand for finished lubricants which lowered demand for our base oil products and also led to a steep decline the selling price for our base oil products. These worsening market conditions stemmed from the COVID-19 pandemic and related shelter-in-place orders. Oil Business profit before corporate SG&A expense decreased $7.0 million in the first three quarters of fiscal 2020 compared to the first three quarters of fiscal 2019. The decrease was mainly due to the lower revenues caused by the COVID-19 pandemic, partially offset by lower overall production costs at our re-refinery compared to the first three quarters of 2019.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 5, 2020 and December 28, 2019, cash and cash equivalents were $52.6 million and $60.7 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

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

As of September 5, 2020 and December 28, 2019, the Company was in compliance with all covenants under its Credit Agreement. As of September 5, 2020 and December 28, 2019, the Company had $4.0 million and $1.1 million of standby letters of credit issued, respectively, and $61.0 million and $63.9 million was available for borrowing under the bank credit facility, respectively. We believe that the carrying value of our debt balance at September 5, 2020 approximates fair value.

    The Company's weighted average interest rate for all debt as of September 5, 2020, and September 7, 2019 was 3.2% and 4.3%, respectively.

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

Summary of Cash Flow Activity

	First Three Quarters Ended,
(thousands)	September 5, 2020	September 7, 2019
Net cash provided by (used in):
Operating activities	$22,817	$36,338
Investing activities	(26,172)	(19,494)
Financing activities	(4,689)	(1,472)
Net (decrease) increase in cash and cash equivalents	$(8,044)	$15,372

The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2020 and the first three quarters of fiscal 2019 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our decrease in net income during the first three quarters of 2020 unfavorably impacted our net cash provided by operating activities by $4.2 million compared to the first three quarters of 2019.

•Accounts Receivable — The decrease in accounts receivable, had a favorable impact on cash provided by operating activities of $10.6 million compared to the increase in accounts receivable during in the first three quarters of fiscal 2020.

•Accounts Payable — The decrease in accounts payable had an unfavorable impact on cash provided by operating activities of $9.0 million in the first three quarters of fiscal 2020.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Three Quarters Ended,
(thousands)	September 5, 2020	September 7, 2019
Re-refinery capital improvements	$6.5	$3.7
Trucks and trailers	3.1	5.8
Parts cleaning machines	2.9	3.4
IT projects	1.9	1.6
Various other projects	2.1	2.4
Total	$16.5	$16.9

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first three quarters of fiscal 2020 was $30.0 million, and the annual effective interest rate for the Credit Facility for the first three quarters of fiscal 2020 was 3.2%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first three quarters of fiscal 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter ended September 5, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 14, 2020	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer