Form 10-K
period 2021-01-02
Heritage-Crystal Clean, Inc.
filed 2021-03-02
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On June 13, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $245.7 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 26, 2021, there were outstanding 24,154,566 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about May 3, 2021, to be filed within 120 days of the registrant’s fiscal year ended January 2, 2021.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, LLC (herein collectively referred to as “we,” “us,” “our,” "HCC" or “the Company”) is a wholly owned subsidiary of Heritage-Crystal Clean, Inc. (herein referred to as "HCCI"). HCC provides full-service parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, field services, and owns and operates a used oil re-refinery. We believe that we are the second largest provider of full-service parts cleaning, hazardous and non-hazardous waste services and used oil collection services to small and mid-sized customers in both the industrial and vehicle maintenance sectors in North America. We also believe that we are the second largest used oil re-refiner by capacity in North America, and the second largest producer of remanufactured antifreeze in the United States.

Segments

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

Our focus on providing ease of use for our customers is also part of our containerized waste management, vacuum services, antifreeze services, and field services offerings. As part of our containerized waste and vacuum service programs, we assist our customers in identifying and characterizing their regulated wastes as well as providing the proper labeling and shipping documentation for their regulated materials. In certain portions of our service geography, we provide customers with in-house treatment of their regulated wastewater as part of our vacuum services and oily water collection programs. Our antifreeze recycling service offers our customers a fully-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product which allows them to further their sustainability goals. Similarly, our field services allow our customers to focus on their core business activities while we manage non-core activities such as tank cleanings and spill clean-up.

Oil Business Segment

The Oil Business segment consists of used oil collection activities, re-refining activities, oil filter removal and disposal services, and the sale of recycled fuel oil. Through our re-refining process, we recycle used oil into high quality lubricant base oil and other products, and we are a supplier to firms that produce and market finished lubricants. This program allows our used oil collection customers to positively impact the environment by contributing to the reduction of the use of crude oil to produce lubricating base oil has been found to be more energy intensive compared to manufacturing lubricating base oil from used oil. We operate a used oil re-refinery with an annual nameplate capacity of 75 million gallons. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

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

We process used oil at our re-refinery, producing high quality lubricating base oil. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the many products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as Chevron, ExxonMobil, and Motiva produce a significant share of the total U.S. base oil output. These refiners who produce base oil from crude oil, typically set the market price for base oil and re-refiners such as HCC, who produce base oil from used oil, are price takers. Some of the major refining companies use base oil to produce their own branded lubricant products and also sell some of their produced material to other firms that focus on the blending and packaging of lubricants. The market price of base oil is primarily driven by the market price of crude oil feedstock and the balance between the supply and demand for base oil.

As of January 2, 2021, we operated 12 oil processing operations. These locations typically remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). The RFO we produce is sold to industrial burners and used oil processors, such as Vacuum Gas Oil ("VGO") producers and used oil re-refiners, or sold as a blend or cutter stock. We also operate five commercial wastewater treatment operations that service our Environmental Services segment. These facilities allow us to remove oil from wastewater, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO or be used as a feedstock for our used oil re-refinery.

The Crystal Clean Solution

Through our network of 89 branches, as of January 2, 2021, we provided parts cleaning, used oil collection, industrial waste removal, vacuum services, antifreeze recycling services, and field services to over 90,000 active customer locations.

Environmental Services Segment

During fiscal 2020, we performed more than 480,000 environmental services, of which approximately 275,000 were parts cleaning services. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our Company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for 72% of our revenues for fiscal 2020 and are generated primarily from providing parts cleaning services, industrial waste removal, and vacuum services for our clients.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store used oil they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a strong need for timely used oil service. We have designed our services to deliver regularly-scheduled pickups, as well as the capability to respond to unscheduled requests on short notice. The used oil we collect is either transported to our used oil re-refinery or processed into RFO. When we re-refine or recycle used oil, we are able to provide our customers with the satisfaction that their used oil is re-refined into high quality lubricants, using the approach cited as preferred by the EPA, or recycled by being used in the production of RFO.

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil collected from our customers, or purchased from other used oil collection service providers, into lubricating base oil that we sell to firms who then blend, package, and market finished lubricants. The nameplate capacity is 75 million gallons of annual input of used oil feedstock including the impact of periodic shutdowns to perform routine maintenance. In fiscal 2020, we collected approximately 55 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for 28% of our total revenues in fiscal 2020.

Services

Across our range of services, we focus on reducing our customers' burdens associated with their generation of hazardous and non-hazardous wastes. Many of these wastes are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs, both to the service provider and the generator. Many customers are familiar with “Superfund liability” and the possibility that they will be required to pay for future cleanups if their waste is mismanaged in a way that leads to environmental damage. Our services allow customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management. A majority of our customers use a combination of our parts cleaning, waste management, and/or used oil collection services which are offered at most of our branches.

Environmental Services Segment

In our full-service parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil, grease, and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains either a petroleum or aqueous-based solvent in a reservoir. We provide various models of parts cleaning equipment which include both manual and automated cleaning. The solvent or cleaning solution can be reused until the contamination level is too high to allow for proper cleaning and requires replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent, while at the same time cleaning and inspecting the parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe there are still many parts cleaning services performed in the U.S. which are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for mineral spirits parts cleaning and our aqueous parts cleaning program) that do not subject the customer to the same hazardous waste regulations. These low-burden approaches help certain customers to achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the EPA generator status of Very Small Quantity Generator ("VSQG"). For our customers, maintaining a VSQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer a wide variety of different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided or sold machines directly from us, we also offer parts cleaning services for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and aqueous chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

In our containerized waste service, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, discarded fluorescent lighting tubes and spent batteries. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery, such as with oil filters, or by following the less onerous universal waste regulations, such as with fluorescent tubes, aerosol cans and waste paint. In other cases, the hazardous waste regulations may apply, in which case we assist customers with the complete hazardous waste disposal process, including performing analysis to characterize their waste, preparing manifests and drum labels, and selecting the appropriate destination facility. As part of our comprehensive service approach, we visit our customers periodically to check their inventory of used or waste materials and remove full containers as appropriate. Because there are statutory limits on the amount of time that customers can store these waste materials, these service visits are valuable to help customers stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee. For a small portion of the non-hazardous waste we collect in our containerized waste program, we consolidate the waste from containers (e.g. drums, etc.) into large rolloff boxes to allow for delivery of these wastes in bulk to the final treatment and disposal site. For the remainder of the containerized waste we collect from customers, we ship the waste containers from our branch locations to one of our hubs and finally to a third party disposal vendor.

In a majority of our branch locations, we provide vacuum truck services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment needing removal. Because some of the material is very thick, a specialized vacuum truck is utilized for efficient removal of the material. Our vacuum truck service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. We currently offer vacuum truck service at 63 of our branches. We believe we have the opportunity to grow this business by adding vacuum truck service to almost all of our remaining branches. We operate five commercial wastewater treatment facilities that allow us to remove oil from wastewater, treat the wastewater, and discharge it according to the standards of the applicable discharge permits.

Through our antifreeze recycling service, we offer customers a legally-compliant method to safely manage their used antifreeze while providing a full line of high quality, environmentally friendly, remanufactured products. We offer responsive, on-time scheduled or on-demand collection and transportation of used antifreeze to our five antifreeze recycling facilities, where the waste antifreeze is recycled into high quality ethylene glycol or an ethylene glycol and water mixture. From there we add high quality inhibitors to produce a full line of virgin-quality antifreeze products. We then sell the remanufactured antifreeze products to our vehicle maintenance customers.

We also offer a variety of field services to assist customers with on-site equipment cleaning and the removal and proper management of various types of waste. Typical projects include lab pack services, soil remediation services, the cleaning of above ground storage tanks, sumps, separators, ship-to-shore fluid transfers, and other environmental remediation services. For a majority of our field services projects we serve as a contractor and engage contract labor or outsourced labor to provide our field services.

Oil Business Segment

As of the end of fiscal year 2020, we offered bulk used oil collection services in 82 of our branch locations. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks. These volumes are handled more efficiently via bulk tank trucks, such as the type we utilize, where we pump the customer's material into our tank truck for proper handling. We transfer a majority of the used oil we collect to our re-refinery to be re-refined into lubricating base oil. From time-to-time we also engage in swaps of used oil with other re-refiners or used oil processors. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services and used oil collection services in the U.S., the second largest producer of remanufactured antifreeze, and a leading provider of containerized waste services to small and medium sized customers. From our base of 89 branch locations, we employ an organized and disciplined approach to increasing our market share by taking advantage of the following competitive strengths:
Excellent Customer Service. Our business is built on the philosophy of providing a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to revenue growth and new business development. In order to achieve this revenue growth, our personnel understand that they must retain existing business which is best achieved by providing a high level of customer service which can lead to cross-selling opportunities and referrals to new prospects.

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

Large and Highly Diverse Customer Base. Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a wide range of industrial businesses (such as manufacturing, transportation and distribution) and vehicle service. This diversification helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 90,000 active customer locations. In fiscal 2020, our largest single customer in our Environmental Services segment represented 1.8% of our consolidated revenues, and our largest ten customers represented approximately 6.0% of our consolidated revenues. In the Oil Business segment, for fiscal 2020, revenues from our largest single customer accounted for 3.0% of our consolidated revenues, and our largest ten customers represented 14.6% of our consolidated revenues.

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

•Aqueous Program. In addition to our petroleum-based solvent, we offer a vast suite of proprietary aqueous-based parts cleaning solutions, including our patented aqueous parts cleaning equipment and patented filtration technology for water-based fluids, which we believe is the most comprehensive aqueous-based solutions offering in the industry. After our customer is finished using the solution, we remove the used solution and almost exclusively manage it as non-hazardous waste. Similar to the two solvent-based programs described above, our customers’ used cleaning material will not be included in the EPA’s definition of a hazardous waste, which helps reduce our customers’ regulatory burdens. In addition, our patented Aqua Filtration Unit provides our customers with an innovative method to remove contaminants from their water-based fluids.

Experienced Management Team. Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. As of January 2, 2021, our senior managers had on average over 25 years of industry experience and our middle managers have on average of approximately 20 years of industry experience.

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
Expanded Service Offerings. Of our 89 branches, all branches currently offer parts cleaning and containerized waste management services, 84 offer used oil collection services, and 63 offer vacuum truck services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our used oil collection and vacuum truck services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

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

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol) and used antifreeze, and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group, Fred Fehsenfeld and the Fehsenfeld family trusts, which collectively beneficially owned 31.6% of our common stock as of January 2, 2021, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. We have used Heritage Environmental Services's hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

We operate five commercial waste water treatment facilities. These facilities allow us to remove oil from wastewater, treat the waste water, and then discharge it according to the standards in the applicable discharge permits. These facilities allow us the flexibility to dispose of our oily water and vacuum services waste water collected from certain branches internally as well as accepting wastewater from our customers directly at most of these facilities.

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

Many of our smaller competitors tend to be regional firms or parts cleaning companies that operate in a single city. Although many of these smaller competitors lack the resources to offer clients a comprehensive menu of services, they generally offer parts cleaning services ancillary to a primary line of business, such as used oil collection, in order to present a more complete menu to customers. In addition, companies involved in the waste management industry, including waste hauling, separation, recovery, and recycling, may have the expertise, access to customers, and financial resources that would encourage them to develop and market services and products competitive with those offered by us. We also face competition from alternative services that provide similar benefits to our customers as those provided by us.

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

Employees and Human Capital

As of January 2, 2021, we employed 1,216 full time and 59 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We believe one of the strengths of our company lies in the ability of our people to continually drive an employee-empowered culture dedicated to providing premier, environmentally-sustainable solutions to our customers. The success of our business, in part, is fundamentally connected to the safety of our people. Accordingly, we are committed to ensuring that our service representatives are properly trained to fulfill responsibilities they're assigned. Our service representatives are the face of the business to our customers and as such we work to ensure they are properly trained through both online and hands-on training programs. In addition, our Behavioral Based Safety program has provided a method to ensure constant identification of potential workplace hazards and helped us create a culture where all employees are encouraged to make safety a priority everyday.

In January 2020, we established a centralized training program, initially bringing new associates to the corporate headquarters with the goal of increasing the quality and consistency of all aspects of training (not just safety) for our field personnel. Due to COVID-19 pandemic, this training was conducted virtually for most of fiscal 2020. However, the goal remains that all associates will be trained and have the resources they need to succeed. Prioritizing the safety of our employees and customers allows us to maintain our competitive advantage. We monitor turnover to identify any trends and ensure great customer service.

We are committed to be a diverse and inclusive workplace. All of our employees are expected to exhibit and promote ethical and respectful behavior based on our code of conduct, and we require every employee to routinely complete behavioral training to prevent, identify, and report any unethical or unlawful discrimination.

In response to the COVID-19 pandemic, we implemented significant changes that we determined to be in the best interest of our employees and the extended communities where we operate, while also comply with the government regulations. This includes having our employees to work from home when possible. We also implemented additional safety measures for our essential employees whether they are at the customers' locations or corporate on-site work.

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

Our intellectual property includes the Crystal Clean brand and logo as well as our patented aqueous parts cleaning equipment, chemistry formulae, and filtration technology. If the Company exercises all of the extensions available via the United States Patent and Trademark Office for its existing patents, the patents will expire at various times between 2023 and 2025. Although we do not regard any single trade secret or component of our proprietary know-how to be material to our operations as a whole, if one or more of our competitors were to use or independently develop such know-how or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

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

On June 30th, 2018 the EPA implemented an e-Manifest system for the capture of manifest documents electronically. This functionality included electronic manifests, scanned image upload, scanned image plus document data, and mailing of physical manifests to the EPA for processing. The EPA assesses a different fee depending on which of the above approaches is used. Increased fee rates went into effect October 1st, 2019 which are effective through September 30th, 2021. These increases ranged between 60% to 115% depending on the submission method. In 2020, Heritage-Crystal Clean began submitting manifests it terminates to the EPA electronically with data and image. This change resulted in lower fees assessed by the EPA. The savings from these reduced charges have been passed on to customers.

Disposal partners utilized by the Company are at various stages of implementation of the available features, with partners passing on their costs incurred to the Company. The Company has mailed physical manifests it terminates to the EPA for state regulated wastes which require manifesting. Once the EPA enables the broker and transporter functionality, this should enable intermediaries and special waste handlers like the Company to implement more direct e-Manifest features into it its handling and systems. The Company intends to continue to pass along the direct costs imposed by the EPA, or indirectly from disposal partners, to its customers. As partners and the Company are able to implement costs saving measures provided by e-Manifesting, regulatory costs which are currently passed on to customers could be reduced.

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

In addition to regulations under RCRA and CERCLA, the EPA has adopted regulations under the Clean Air Act ("CAA") and the Clean Water Act ("CWA"). The CAA regulates emissions of pollutants into the air from mobile and stationary sources. CAA permits limit the emissions from parts cleaning units. One of our distribution hubs, our used oil re-refinery, and several of our oily water treatment operations are subject to facility-based permits under the CAA. The used oil re-refinery was constructed and is operating under CAA New Source Performance Standards and an associated permit. This air permit was modified to accommodate the expansion of the re-refinery. Our transportation fleet of trucks is regulated for emissions as mobile sources. Regulations under the CWA govern the discharge of pollutants into surface waters and sewers and require discharge permits and sampling and monitoring requirements. The CWA also requires specific spill plans governing the storage of waste and product hydrocarbons. A more detailed spill plan is also required at the used oil re-refinery because of the large volume of certain storage tanks. All of our recycling, used oil and oily water processing facilities currently hold CWA National Pollution Discharge Elimination System ("NPDES") permits for stormwater runoff and water pollution prevention. Our operations are also regulated pursuant to state statutes and implementing regulations, including those addressing clean water and clean air.

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

In November 2019, the State of New York Department of Environmental Conservation revised 6 NYCRR Part 226. This revision lowers the limits for volatile organic compounds (VOCs) used in cleaning operations. This revision is effective after December 1, 2020. Due to the COVID-19 pandemic, the effective date for the aforementioned revision was delayed until December 1, 2021, Based on this revision, we will no longer be able to use either of our two standard solvents currently used in our parts cleaning services offered in the State of New York. Our primary substitute for customers in the State of New York will be our aqueous parts cleaning offer. We currently have four branches located in the State of New York (Albany, Buffalo, Long Island and Rochester).

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

One of the products of the re-refining process is Vacuum Tower Asphalt Extender ("VTAE"). VTAE is sold for use as an ingredient in asphalt used in the construction of roadways and other applications. State Departments of Transportation may regulate the characteristics of materials that are used as ingredients in roadway asphalt. A number of states have banned the use of VTAE as an ingredient in asphalt used on roadways. We believe, when used in the proper proportion, the VTAE produced at our re-refinery can be used in a paving asphalt formulation that meets all relevant performance standards. Regulatory restrictions on the use of VTAE have negatively impacted the marketability of this product and the profitability of our oil business.

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
Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who was an executive officer of Heritage-Crystal Clean as of January 2, 2021.

Name	Age	Position

Brian Recatto	56	President, Chief Executive Officer, and Director

Mark DeVita	52	Chief Financial Officer

Ellie Bruce	56	Vice President of Business Management and Marketing

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

Increased costs of crude oil can materially increase our operating costs in our Environmental Services segment. Because solvent is a product of crude oil, we are also susceptible to increases in solvent costs when crude oil costs increase. During a period of rising crude oil costs, we typically experience increases in the cost of solvent, fuel, and other petroleum-based products. We have in the past been able to mitigate increased solvent and fuel costs through the imposition of price increases and energy surcharges to customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on future price increases. Due to political instability in oil-producing countries, oil prices could increase materially in the future. A significant or sudden increase in solvent or fuel costs could lower our operating margins and negatively impact our profitability. We currently do not use financial instruments to hedge against fluctuations in oil, solvent, or energy prices. If this volatility continues, our operating results could be volatile and adversely affected.

In addition, a material portion of our inventory consists of new and used solvents and oil products. Volatility in the price of crude oil has impacted the value of this inventory in the past and can materially impact the value of this inventory in the future. Further, because we apply a first-in first-out accounting method, volatility in oil prices and solvent can materially impact our operating margins. If volatility in the price of crude oil continues, our operating results will be difficult to predict and could be adversely affected. If we do not increase how much we charge to generators to acquire their used oil as quickly as the price for our oil products decline, the profitability of our Oil Business segment would be negatively impacted.

Many small automotive repair shops and manufacturing companies burn used oil as a source of heat as an alternative to using natural gas. If the price of natural gas were to increase materially, these potential customers may choose to retain their used oil for fuel purposes rather than allowing us to collect their used oil. This could make it difficult to supply our re-refinery with internally collected feedstock at competitive prices. In addition, increases in the cost of natural gas may increase the cost to operate our used oil re-refinery.

Our used oil re-refinery may not generate the operating results that we anticipate and may lead to greater volatility in our revenue and earnings.

There can be no assurance that unforeseen market conditions, such as a material drop in crude oil prices, will not adversely impact the operation or profitability of our re-refinery. Our success in operating our re-refinery at capacity and realizing the anticipated benefits therefrom in a timely manner, or at all, may be affected by the following factors:

●	Operation of the Re-refinery - Operating at capacity depends on the ability of our employees and management to run the re-refinery at design rates safely and in compliance with all relevant regulations. Nameplate capacity includes the impact of periodic shutdowns for routine maintenance. We have experienced unplanned shutdowns in the past and any extended or unscheduled shutdowns in the future may inhibit our ability to operate the re-refinery at or near capacity.

●	Balance of Base Lube Oil Demand vs Supply - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our re-refinery. If the capacity for base lube oil production (i.e. supply) exceeds the demand for base lube oil then it is likely that there will be downward pressure on the price of base lube oil. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil.

●	Logistics - Operating at capacity depends in part on our ability to efficiently transport used oil to our re-refinery and to transport base lube oil and related products out of our re-refinery as well as on our access to adequate storage facilities for raw materials and products. Our ability to transport used oil and oil products efficiently is dependent on the third parties we utilize to help us execute these activities.

●	Base Lube Oil Pricing - The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil, even if our costs do not experience a similar decline. If we reduce prices for our products, we may not realize expected results, and our operating margins may be adversely impacted.

●	Used Oil Feedstock - Operating at capacity depends on our ability to obtain the required volume from either company customers or third-party collectors and to acquire the feedstock at competitive rates.

Our continued growth depends on our ability to recruit, train and retain sales and service personnel and we also depend on the service of key individuals, the loss of whom could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Brian Recatto, President, Chief Executive Officer, and Director; Mark DeVita, our Chief Financial Officer; Ellie Bruce, our Vice President of Business Management and Marketing; and Glenn Casbourne, our Vice President of Engineering. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key life insurance policies on any of our executive officers.

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

Our operations are subject to numerous environmental, transportation, and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, we may be subject to involuntary shutdowns and/or material financial penalties.

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

In addition, the operation of our used oil re-refinery exposes us to risks related to the potential loss of permits, contamination of feedstock, adverse environmental impact of a spill or other release, the risk of explosion or fire or other hazards, the risk of injury to our employees or others, as well as the negative publicity due to public concerns regarding our operation. The occurrence of any of these events could result in reduced production rates, loss of inventory, operational inefficiencies, clean-up costs, or other items that might negatively affect our operating results. While these risks are in some respects similar to risks that we have experienced in our traditional service businesses, the magnitude of exposure may be greater due to the nature of the used oil re-refining industry and the greater volumes, temperatures, and pressures involved. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable or we will not choose to procure insurance at levels that will cover all potential exposure.

CERCLA and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment, as well as on the businesses that generate those substances or transport them to the facilities. As a potentially responsible party, we may be liable under CERCLA for substantial investigation and cleanup costs even if we operate our business properly and comply with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and cleanup, even though we were not the party responsible for the release of the hazardous substance and even though other companies might also be liable. Even if we were able to identify who the other responsible parties might be, we may not be able to compel them to contribute to the remediation costs, or they might be insolvent or unable to contribute due to lack of financial resources. Our facilities and the facilities of our customers and third party contractors may have generated, used, handled and/or disposed of hazardous substances and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could materially reduce our profits. It is also possible that government officials responsible for enforcing environmental laws may view an environmental liability as more material than we then currently estimate, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible to address potential environmental liabilities.

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

A failure in our support system for our branch network could delay or interrupt our ability to provide services and products and could increase our costs and reduce our revenue.

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 89 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any material interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

If current environmental laws and regulations are changed, we may be forced to materially alter our business model, which could have a material adverse effect on our financial performance.

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

If the EPA were to broaden the definition of hazardous waste to include used solvents generated by our customers under our product reuse and/or non-hazardous programs for parts cleaning, the value of our offerings may be materially reduced, which could have a material adverse effect on our financial performance. Examples of changes by the EPA that could adversely affect our services include, but are not limited to, the following:

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

The markets for parts cleaning, containerized waste management, used oil collection, vacuum truck services, antifreeze recycling, and field services are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, a wholly-owned subsidiary of Clean Harbors, Inc. and our largest competitor, has held substantial market share in the full-service parts cleaning industry for the last five decades and has developed a material market share in used oil services, including used oil collection, vacuum services and containerized waste management. Safety-Kleen has greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects may be adversely affected if we cannot effectively compete against these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a material number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

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

In the past many of our competitors announced plans to enter the used oil re-refining or base oil production business or expand their existing used oil re-refining or base oil producing businesses by adding additional capacity. If the price of crude oil and the price for re-refined oil products increases, competitors may again consider these plans. The additional competition may make it harder for us to sell our re-refined base lube oil. In addition, extra competition in the collection of used oil feedstock may increase our cost to collect used oil or prevent us from collecting enough feedstock to operate the used oil re-refinery at capacity.

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

Our customer base is primarily composed of small companies in the vehicle repair and manufacturing industries. The high concentration of our customers that are small businesses exposes us to some of the broad characteristics of small businesses across the U.S. Small businesses start, close, relocate, and get purchased or sold frequently. In addition, small businesses tend to be more materially affected by economic recessions than larger businesses. This leads to a certain amount of ongoing turnover in the market. As a result, we must continually identify new customers and expand our business with existing customers in order to sustain our growth. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business.

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

We are dependent on third parties for the disposal of most of our customers’ non-used oil, and non-wastewater waste streams, and also utilize subcontractors to perform a material portion of our field services work. We and our third party transporters ship waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators, and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors. If our current disposal vendors or subcontractors cannot perform up to our standards, our reputation with our customers could be damaged, and we may be required to replace these vendors. Although we believe there are a number of potential replacement disposal vendors and subcontractors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. In addition, any mishandling of our customers’ waste streams by disposal vendors or subcontractors could expose both us and our customers to liability. Any failure by disposal vendors or subcontractors to properly collect, transport, handle or dispose of our customers’ waste streams, or any insolvency or business closure of disposal vendors or subcontractors, could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition, or results of operations.

Our insurance policies do not cover all losses, costs, or liabilities that we may experience.

We maintain insurance coverage, but these policies do not cover all of our potential losses, costs, or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage which would materially affect our financial performance. For example, our pollution legal liability insurance excludes costs related to fines, penalties, or assessments. Our insurance policies also have deductibles and self-retention limits that could expose us to material financial expense. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. In addition, our business requires that we maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, our business could be materially and adversely affected.

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

We rely upon our experience and technological innovation and other trade secrets to develop and maintain our competitive position. We also rely, to a material extent, on trade secrets, confidentiality agreements, and other contractual provisions to protect our proprietary technology, and such agreements may not adequately protect us. Our competitors could gain knowledge of our know-how or trade secrets, either directly or through one or more of our employees or other third parties. Although we do not regard any single trade secret or component of our proprietary expertise to be material to our operations as a whole, if one or more of our competitors were to use or independently develop such expertise or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

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

In the future, we may seek to grow our business by investing in new or existing facilities, making acquisitions, entering into partnerships and joint ventures, or constructing or expanding facilities such as the used oil re-refinery. Acquisitions, partnerships, joint ventures, investments, or construction projects may require material managerial attention, which may divert our management from our other activities and may impair the operation of our existing businesses. Any future acquisitions of businesses or facilities or the development of a new business line could entail a number of additional risks.

We may not be able to realize the expected benefits from any recent or future acquisitions, new facility developments, partnerships, joint ventures or other investments.

We may be unable to manage our growth.

Our growth to date has placed and may continue to place material strain on our management and operational and financial resources. We anticipate that continued growth will require us to recruit, hire, and retain new managerial, finance, sales, marketing, and operational personnel. We cannot be certain that we will be successful in recruiting, hiring, or retaining those personnel. Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate, and manage our work force. If we continue to grow, we cannot be certain that our personnel, systems, procedures, and controls will be adequate to support our operations.

We carry inventory of used solvents generated by customers participating in our product reuse program for parts cleaning.

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2020 and prior years, we may not be able to do so in future years which could materially impact our operating results.

We are subject to potential liability claims relating to our services and products.

We offer our customers specific guarantees that we will be responsible for all expenses resulting from any spill that occurs while we are transporting, processing, or disposing of customers' used solvent and other waste. Accordingly, we may be required to indemnify our customers for any liability under CERCLA or other environmental, employment, health and safety laws and regulations. We may also be exposed to product liability claims by our customers, users of our parts cleaning products, or third parties claiming damages stemming from the mechanical failure of parts cleaned with solvents and/or equipment provided by us. Although we maintain product liability insurance coverage, if our insurance coverage proves inadequate or adequate insurance becomes unreasonably costly or otherwise unavailable, future claims may be only partially insured or not insured. An uninsured or partially insured successful claim against us could have a material adverse effect on our business, financial condition, and results of operations.

Litigation related to personal injury from exposure to solvents and the operation of our business may result in material liabilities and affect our profitability.

We have been, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of exposure to hazardous chemicals that are a part of the solvents that we provide. In addition, the hazards and risks associated with the use, transport, storage, handling, and disposal of our customers' waste by us and our customers (such as fires, natural disasters, explosions, and accidents) and our customers' improper or negligent use or misuse of aqueous parts cleaning equipment to heat our aqueous cleaning solution, or solvent to clean parts may also expose us to personal injury claims, property damage claims, and/or products liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for material personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance in whole or in part, which could have a material adverse effect on our business.

Our fixed cost structure may result in reduced earnings or a loss.

Our network, including our re-refinery, other operating facilities, fleet, and personnel, subjects us to fixed costs, which makes our margins and earnings sensitive to changes in revenues. In periods of declining demand, our fixed cost structure may limit our ability to cut costs, which may put us at a competitive disadvantage to firms with lower cost structures, or may result in reduced operating margins and operating losses.

Our indebtedness could harm our operating flexibility and competitive position as well as adversely affect our financial condition and ability to fulfill our obligations, and expose us to interest rate risk.

As of January 2, 2021, we had $30.0 million outstanding under the Credit Agreement. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of our tangible and intangible assets. The Credit Agreement contains various requirements and covenants, including one that requires us to maintain a specified total leverage ratio. Our ability to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, ratios, or tests could result in a default under the Credit Agreement. Our level of debt and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage. Our debt level may adversely affect our future performance, because, among other things:

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

We hold material amounts of goodwill, other long-lived assets, and deferred tax assets on our balance sheet. A decline in expected profitability of one of our operating segments or a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets, or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our annual results of operations and financial position. Based on an assessment of the value of goodwill in fiscal 2016, we impaired the value of goodwill in our Oil Business reporting segment by $3.9 million.

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

The trading price of shares of our common stock may fluctuate substantially. In particular, it is possible that our operating results may be below the expectations of public market analysts and investors, and, as a result, the price of our common stock may decline. These fluctuations could cause you to lose part or all of your investment in shares of our common stock. Factors that could cause fluctuations include, but are not limited to, the following:

●	variations in our operating results, including variations due to changes in the price of crude oil or base lubricating oil;

●	announcements by us, our competitors, or others of material business developments, changes in customer relationships, acquisitions, or expansion plans;

●	analysts' earnings estimates, ratings, and research reports;

●	the depth and liquidity of the market for our common stock;

●	speculation in the press;

●	strategic actions by us or our competitors, such as sales promotions or acquisitions;

●	actions by our large stockholders or by institutional and other stockholders;

●	material litigation;

●	conditions in the industrial and hazardous waste services industry as a whole and in the geographic markets served by our branches; and

●	domestic and international economic factors unrelated to our performance.

The stock markets, in general, periodically experience volatility that is sometimes unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline.

The small public float for our shares may make it difficult to sell your shares and may cause volatility in our stock price.

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of January 2, 2021, our directors and executive officers, and stockholders affiliated with our directors and executive officers, beneficially owned 35.5% of our common stock. In addition, under a participation rights agreement between us and The Heritage Group, an affiliate of our Chairman Fred Fehsenfeld ("Heritage"), Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is expected to remain small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

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

Heritage, the Fehsenfeld family trusts, and Mr. Fehsenfeld are affiliates of each other and have material influence over our company, and their influence could delay or deter a change of control or other business combination or otherwise cause us to take actions with which you may disagree.

As of January 2, 2021, Heritage, the Fehsenfeld family trusts and Mr. Fehsenfeld, who are all affiliates of each other (collectively, the “Heritage Stockholders”), collectively beneficially own over 31.6% of our common stock. As a result, the Heritage Stockholders have material influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of material matters and their interests may not align with the interest of other stockholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any other businesses that we decide to acquire in the future. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a material period of time to complete. However, such changes may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission ("SEC"), NASDAQ, or other regulatory authorities.

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

A widespread outbreak of disease, can adversely affect the operation of our customers' businesses which could lead to a material decline in demand for our products and services and our customers' ability to pay us for the products and services we have provided to them. A pandemic could also have material negative impact on the operation of our vendors' and suppliers' businesses and effect their ability to provide us the products and services we rely on to conduct our business and provide products and services to our customers. A widespread outbreak could potentially result in the infection of the company's employees and diminish our ability to operate our business, service our customers or produce and sell our products. These potential negative impacts to our business could negatively impact our financial results and thereby reduce our borrowing capacity which could limit our ability to operate our business. These situations can also lead to a general downturn in the equity markets which could negatively impact the value of the company's shares as well as increase the cost to the company to raise equity capital. Any and all of the above situations could have a material adverse impact on our business, financial results of operations, and cash flows. During 2020 and in 2021, we have felt the impact of the COVID-19 pandemic and related shelter-in-place orders which materially reduced the demand for many of our customers products and services which consequently negatively impacted the demand for our products and services. The pandemic also resulted in thousands of hours or lost work time for our employees to illness of steps taken to reduce the spread of the COVID-19 virus. As a result our revenue and profitability were materially negatively impacted for fiscal 2020. We expect that the negative effects of the COVID-19 pandemic will continue to negatively impact our results in early 2021 and possibly longer depending on the rate of COVID-19 infection and the success of efforts to limit its spread.

General Risk Factors

Our results of operations and financial condition have been and could in the future be materially adversely impacted by an economic downturn.

The overall levels of demand for our products and services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products or services they purchase from us, or provide to us in the future. We may have accounts receivable from customers who may not be able to honor their obligations to us. Failure to collect a material portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions can materially affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. In past economic downturns, demand from our services has declined as our customers’ reduced their costs which in turn reduced their demand for our services. During 2015-2016, we felt the impact of a downturn in economic activity in the oil industry due to the continued decline in the price of crude oil. Such downturns in the oil industry negatively impacted the operating results of our Oil Business segment during fiscal 2015 and our Environmental Services segment during fiscal 2016.

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

As cyber threats continue to evolve, we may be required to expend material additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

We may from time to time become a party to legal proceedings and investigations, in the normal course of business activities. Responding to investigations or defending these actions, especially purported class actions, can be costly and can distract management. During 2019 we settled a class action lawsuit related to fuel surcharges and recorded an $11.0 million charge during the fourth quarter of 2019 as a result of this settlement. There is also the possibility that we, or customers on whom we rely, may become involved in future investigations or suits, including, for example, those being brought by communities against fossil fuel producers relating to climate change, which are beginning to gain prevalence in the courts. There is the potential that the costs of defending litigation, or the impact on us as a result of customers losing such suits, could have an adverse effect on our cash flows, results of operations or financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Corporate Headquarters. Our headquarters is based in a 33,935 square foot leased facility in Elgin, Illinois and is leased with a term expiring in 2022.

Re-refinery, recycling and waste processing operations. As of January 2, 2021 we owned and operated a used oil re-refinery in Indianapolis, IN, with an annual nameplate capacity of approximately 75 million gallons of used oil feedstock and we owned and operated a solvent recycling facility at the same site which has an annual capacity of approximately six million gallons. As of January 2, 2021, we operated twelve oil processing facilities, of which four perform waste water treatment, and one performs oil filter processing, and operate five wastewater treatment operations that have the capacity to process approximately 125 million gallons per year. We own the properties where eleven of our oil processing operations are located, including our waste water treatment operations, and one of our used oil filter processing operations. We leased the remaining oil processing facility with a term of year to year tenancy. In addition, we operated five antifreeze recycling centers, of which two facilities are owned and three facilities are leased.

Hubs. As of January 2, 2021, we operated four distribution hubs. One in Indianapolis, IN; Shreveport, LA; Philadelphia, PA; and Atlanta, GA. All of our hubs are leased with terms ranging two to eleven years. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future shipment to our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Containers of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. Most of these containers are staged and loaded back into trailers for reshipment to third-party recyclers, incinerators, landfills, and waste-to-energy facilities.

Branches. We operated 89 branches that vary in size and serve customer locations in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. Several branch operations are co-located with some of our other operating sites (e.g. distribution hubs, wastewater treatment plants, etc.). We owned 10 branch facilities, and the remaining 79 are leased with terms ranging from month-to-month to up to eleven years.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings were pending against the Company as of January 2, 2021 or as of the date of filing of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “HCCI”.

On February 26, 2021, the closing price of our common stock on the NASDAQ Global Select Market was $26.22 per share. On February 26, 2021, there were 573 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

We have never declared nor paid any cash dividends on our common stock, and we do not intend to pay any dividends on our common stock in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business and payment of our outstanding debt. In addition, our Credit Agreement limits the amount of dividends we can pay on our common stock (see "Liquidity and Capital Resources" under Item7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 2, 2016 and January 2, 2021, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrials Index, over the same period. This graph assumes the investment of $100 on January 2, 2016 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrials Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stock Performance Graph
(January 2, 2016 through January 2, 2021)
Dollars
350
300
250
200
150
100
50
01/02/16
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
Heritage-Crystal Clean, Inc.
NASDAQ Composite Index
NASDAQ Industrials Index

	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021
Heritage-Crystal Clean, Inc.	$100.00	$148.00	$205.00	$211.00	$298.00	$199.00
NASDAQ Composite Index	$100.00	$108.00	$138.00	$131.00	$180.00	$257.00
NASDAQ Industrials Index	$100.00	$108.00	$134.00	$131.00	$167.00	$254.00

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
Our fiscal year ends on the Saturday closest to December 31. Fiscal years in this report relate to the fiscal years ended as follows:

Fiscal Year	Fiscal Year Ended	Weeks
2020	January 2, 2021	53
2019	December 28, 2019	52
2018	December 29, 2018	52
2017	December 30, 2017	52
2016	December 31, 2016	52

We have derived the statement of operations for the fiscal years ended December 30, 2017 and December 31, 2016 and the balance sheet data at December 29, 2018, December 30, 2017, and December 31, 2016, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(In Thousands, Except per Share Amounts)
	2020	2019	2018	2017	2016

STATEMENTS OF OPERATIONS DATA
Revenues
Service revenues	$245,474	$250,491	$250,262	$233,999	$235,898
Product revenues	136,178	171,273	159,921	131,958	111,729
Rental income	24,299	22,663	—	—	—
Total revenues	$405,951	$444,427	$410,183	$365,957	$347,627
Operating Expenses
Operating costs	321,648	$349,603	$323,165	$276,102	$267,503
Selling, general, and administrative expenses	47,091	50,224	47,714	47,401	49,823
Depreciation and amortization	24,563	18,249	16,157	17,967	17,991
Other (income) expense - net	(5,365)	13,490	1,606	(10,940)	1,416
Operating income	18,014	12,861	21,541	35,427	10,894
Interest expense - net	1,252	869	1,052	1,094	2,069
Income before income taxes	$16,762	$11,992	$20,489	$34,333	$8,825
Provision for income taxes	4,825	3,243	5,451	5,923	2,811
Net income	11,937	8,749	15,038	28,410	6,014
Income attributable to noncontrolling interest	—	386	310	287	172
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$11,937	$8,363	$14,728	$28,123	$5,842

Net income per share available to common stockholders: basic	$0.51	$0.36	$0.64	$1.24	$0.26
Net income per share available to common stockholders: diluted	$0.51	$0.36	$0.63	$1.23	$0.26

Number of weighted average common shares outstanding :
Basic	23,286	23,160	23,026	22,662	22,258
Diluted	23,453	23,398	23,334	22,922	22,516

	Fiscal Year
(thousands, except branch data)	2020	2019	2018	2017	2016
OTHER OPERATING DATA (UNAUDITED):
Average revenues per working day - Environmental Services	$1,151	$1,195	$1,130	$970	$885
Number of branches at end of fiscal year	89	89	89	86	83

	At Fiscal Year End
(thousands)	2020	2019	2018	2017	2016

BALANCE SHEET DATA:
Cash and cash equivalents	$67,575	$60,694	$43,579	$41,889	$36,610
Total assets	461,669	471,314	347,822	314,657	314,307
Long-term debt, less current maturities	29,656	29,348	29,046	28,744	63,454
Total stockholders' equity	$277,500	$265,631	$254,231	$235,926	$198,269

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K. We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2020" represents the 53-week period ended January 21, 2021."Fiscal 2019" represents the 52-week period ended December 28, 2019."Fiscal 2018" represents the 52-week period ended December 29, 2018.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, vacuum truck, antifreeze recycling services, and field services. Revenues from this segment accounted for 72% of our total revenues for fiscal 2020. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, which accounted for 28% of our total revenue for fiscal 2020.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we re-refine used oil into high quality lubricant base oil and other products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an annual nameplate capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce approximately 49 million gallons of lubricating base oil per year when operating at capacity.

Critical Accounting Policies

Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements that conform to accounting principles generally accepted in the United States, commonly referred to as GAAP, we make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be materially different from our expectations.

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

Identifiable Intangible Assets

The fair value of intangible assets may be based on material judgments made by management. We sometimes engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. Such valuations and useful life determinations require us to make material estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies, and also include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. These intangible assets are amortized on a straight-line basis over their estimated economic lives.

Goodwill

In each of fiscal years 2018, 2019, and 2020, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout each of these fiscal years. Based on the qualitative assessments in each year, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.

Accounts Receivable and Allowance for Uncollectible Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. Our amounts due from customers are stated at their net estimated realizable value. The allowance for uncollectible accounts is our best estimate of the amount of probable lifetime-expected credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. The Company does not have any off-balance-sheet credit exposure related to its customers. In the last five years, our provisions for uncollectible accounts have averaged 0.3% of sales.

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

In evaluating inventory for impairment, the Company considers factors that may impact the valuation of inventory, including declines in net realizable value. If circumstances indicate the cost basis of inventories exceed their net realizable value, inventories are reduced to net realizable value. In fiscal 2020, we recorded no inventory impairment charges.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal 2020, we recorded impairment charges to long-lived assets relating to properties held for sale in Wilmington, Delaware and Ft. Pierce, Florida. Impairment charges recorded were approximately $1.4 million for the write-down of these properties to their fair market value. There were no impairment charges in fiscal 2019. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer be depreciated.

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

As a result of the impact of the COVID-19 outbreak, some of our customers have permanently or temporarily closed their businesses, limited our access to their businesses, or have a decreased demand for our products and services due to a slowdown in the demand for their own products or services. While we experienced a material decrease in activity in both of our Environmental Services and our Oil Business segments during the second quarter of fiscal 2020 as a result of the COVID-19 pandemic, we saw continued improvement in our business through-out the second half of the year compared to what we believed was the low point of this downturn during the second quarter of 2020.

Entering this economic downturn, we had a strong balance sheet which we expected would position us to take advantage of some of the opportunities we believed would be in front of us once as we emerged from this challenging time. During fiscal 2020, we were able to generate positive operating and overall cash flow as our business continued to recover from the depths of the pandemic impact. We do not expect to have to access our revolving line of credit due to negative impacts to our business from the pandemic and we remained in compliance with the covenants in our bank Credit Facility as of the end of fiscal 2020.

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

RESULTS OF OPERATIONS

General

Fiscal Year Ended January 2, 2021 versus Fiscal Year Ended December 28, 2019
For discussion of our fiscal 2019 results of operations and comparison with fiscal 2018 results of operations, please refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(thousands)	January 2, 2021		December 28, 2019
Revenues
Service revenues	$245,474	60.5%	$250,491	56.4%
Product revenues	136,178	33.5%	171,273	38.5%
Rental income	24,299	6.0%	22,663	5.1%
Total revenues	$405,951	100.0%	$444,427	100.0%
Operating expenses
Operating costs	$321,648	79.2%	$349,603	78.7%
Selling, general, and administrative expenses	47,091	11.6%	50,224	11.3%
Depreciation and amortization	24,563	6.1%	18,249	4.1%
Other (income) expense - net	(5,365)	4.4%	13,490	3.0%
Operating income	18,014	4.4%	12,861	2.9%
Interest expense – net	1,252	0.3%	869	0.2%
Income before income taxes	$16,762	4.1%	$11,992	2.7%
Provision for income taxes	4,825	1.2%	3,243	0.7%
Net income	11,937	2.9%	8,749	2.0%
Income attributable to noncontrolling interest	—	—%	386	0.1%
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$11,937	2.9%	$8,363	1.9%

Revenues

In fiscal 2020, we generated $406.0 million of revenue compared to prior year revenue of $444.4 million, a decrease of $38.4 million, or 8.7%. The Company's 2020 fiscal year comprised of 256 working days compared to 253 working days in fiscal 2019. On a sales-per-working day basis, revenue decreased approximately 9.7% in fiscal 2020 compared to the prior year.

Revenue from our Environmental Services segment decreased $12.0 million, or 4.0%, compared to fiscal 2019. The decrease in revenue was mainly due to the impacts of COVID-19 related volume declines in our field services, parts cleaning, containerized waste, and antifreeze product and service lines, partially offset by favorable pricing in our parts cleaning and containerized waste businesses, along with volume increases in our vacuum services business.

Revenue from our Oil Business decreased $26.5 million, or 18.7%, compared to fiscal 2019. The decrease in revenue was primarily due to lower volumes of base oil gallons sold along with lower base oil pricing. During fiscal 2020, the average selling price for our base oil product decreased approximately 16%, along with a decline of approximately 6% in base oil gallons sold compared to fiscal 2019.

Operating costs

Operating costs decreased $28.0 million, or 8%, to $321.6 million in fiscal 2020 compared to $349.6 million in fiscal 2019. The decrease was mainly driven by lower demand for our products and services which resulted in lower variable costs, along with the implementation of cost control initiatives by the Company due to the impacts of COVID-19.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $3.1 million, or 6.2%, from fiscal 2019 to $47.1 million in fiscal 2020. The decrease was mainly driven by lower travel costs and lower share-based compensation expense, partially offset by higher office salaries and software licensing fees. Overall, selling, general and administrative expenses as a percentage of revenues increased slightly to 12.7% in fiscal 2020 from 12.2% in fiscal 2019 due to the decrease in revenue, partially offset by lower overall SG&A expense.

Other (income) expense - net

Other (income) - net was $5.4 million for fiscal 2020 driven mainly by a $6.5 million reversal of settlement claims related to a class action lawsuit referred to below, partially offset by $1.4 million of impairment charges relating to the closure of the Company's facility in Wilmington Delaware. Other expense - net of $13.5 million for fiscal 2019 primarily consists of an $11.0 million charge taken in the fourth quarter of fiscal 2019 as a result of the settlement of a class action lawsuit to resolve claims made against us in litigation pertaining to fuel surcharges. In addition, approximately $2.7 million of expense was related primarily to costs and asset write-offs associated with site closure.

Interest expense - net

Interest expense - net was $1.3 million for fiscal 2020. The Company recorded interest expense of $1.6 million, of which approximately $0.9 million of interest expense was on our term loan, and $0.3 million was amortization of debt issuance costs, along with $0.4 million of finance lease interest expense. The Company also recorded approximately $0.4 million of interest income in fiscal 2020. In fiscal 2019, the Company recorded interest expense of $1.7 million, of which $1.2 million of interest expense relates to borrowings under our Credit Agreement, and $0.3 million was amortization of debt issuance costs. No interest was capitalized in fiscal 2020 or fiscal 2019.

Provision for income taxes

The Company's effective tax rate for fiscal 2020 was 28.8% compared to 27.0% in fiscal 2019. The difference in the effective tax rate is principally attributable to deductibility of certain fringe benefits as well as expiration of state tax credits. See footnote 15 — Income Taxes for more information.

Segment Information

The following table presents revenues by segment:

	For the Fiscal Years Ended,		Increase
(thousands)	January 2, 2021	December 28, 2019	$	%
Revenues:
Environmental Services	$290,592	$302,543	$(11,951)	(4.0)%
Oil Business	115,359	141,884	(26,525)	(18.7)%
Total	$405,951	$444,427	$(38,476)	(8.7)%

Revenue from our Environmental Services segment decreased $12.0 million, or 4.0%, compared to fiscal 2019. The decrease in revenue was mainly due to the impacts of COVID-19 related volume declines in our field services, parts cleaning, containerized waste, and antifreeze product and service lines, partially offset by favorable pricing in our parts cleaning and containerized waste businesses, along with volume increases in our vacuum services business.

Revenue from our Oil Business decreased $26.5 million, or 18.7%, compared to fiscal 2019. The decrease in revenue was primarily due to lower volumes of base oil gallons sold along with lower base oil pricing. During fiscal 2020, the average selling price for our base oil product decreased approximately 16%, along with a decline of approximately 6% in base oil gallons sold compared to fiscal 2019.

Segment Profit (Loss) before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by segment before corporate SG&A:

	For the Fiscal Years Ended,		Increase/(Decrease)
	January 2, 2021	December 28, 2019	$	%
(thousands)
Profit before corporate SG&A*
Environmental Services	$64,127	$75,735	$(11,608)	(15.3)%
Oil Business	(45)	4,665	(4,710)	(101.0)%
Total	$64,082	$80,400	$(16,318)	(20.3)%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 13 to our consolidated financial statements included in Item 8.

In fiscal 2020, Environmental Services profit before SG&A expense decreased $11.6 million, or 15.3%. The decrease was mainly due to lower revenues stemming from the COVID-19 pandemic and related shelter-in-place orders. Profit before corporate SG&A expense as a percentage of revenues in the Environmental Services segment decreased to 22.1% in fiscal 2020 compared to 25.0% in fiscal 2019. The decline in margin was mainly due to lower revenue, higher third-party disposal and insurance costs, partially offset by lower health and welfare costs.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In both fiscal 2020 and 2019, the impact of used solvent sales was immaterial.

In fiscal 2020, Oil Business profit before corporate SG&A expense decreased $4.7 million, or 101.0%, compared to fiscal 2019. The decrease in profit before corporate SG&A expense was mainly due to a narrowing of the spread between the selling price of our base oil and the cost to collect used oil feedstock. The decrease in spread was primarily due to a material decrease in the demand for finished lubricants mainly driven by the COVID-19 pandemic which lowered demand for finished lubricants which in-turn lowered demand for our base oil products. These events led to an approximate 16% decline the selling price for our base oil products compared to fiscal 2019.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of January 2, 2021 and December 28, 2019, cash and cash equivalents were $67.6 million and $60.7 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our term loan and revolving bank credit facility.

Debt and Financing Arrangements

The Company's Credit Agreement, dated February 21, 2017 ("Credit Agreement"), provides for borrowings of up to $95.0 million, subject to the satisfaction of certain terms and conditions, comprised of a term loan of $30.0 million and up to $65.0 million of borrowings under a revolving loan. The actual amount available under the revolving loan portion of the Credit Agreement is limited by the Company's total leverage ratio. The amount available to draw at any point in time would be further reduced by any standby letters of credit issued.

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

•A capital expenditures covenant limiting capital expenditures to $100.0 million plus, if the capital expenditures permitted have been fully utilized, an additional amount for the remaining term of the Agreement equal to 35% of EBITDA for the thirteen “four-week” periods most recently ended immediately prior to the full utilization of such $100.0 million basket

As of January 2, 2021 and December 28, 2019, the Company was in compliance with all covenants under the Credit Agreement. As of January 2, 2021, and December 28, 2019, the Company had $4.0 million and $1.1 million of standby letters of credit issued, respectively, and $61.0 million and $63.9 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
(thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Net cash provided by (used in):
Operating activities	$44,769	$53,254	$30,072
Investing activities	(32,477)	(34,814)	(27,536)
Financing activities	(5,411)	(1,325)	(846)
Net increase in cash and cash equivalents	$6,881	$17,115	$1,690

The most material items affecting the comparison of our operating activities for fiscal 2020 and fiscal 2019 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during fiscal 2020 favorably impacted our net cash provided by operating activities by $3.2 million compared to fiscal 2019.

•Accounts Receivable — The decrease in accounts receivable had a favorable impact on cash provided by operating activities of $11.1 million for fiscal 2020.

•Accounts Payable— The decrease in accounts payable in fiscal 2020 unfavorably affected cash flows from operating activities by $10.5 million.

•Non-cash item— During the second quarter of fiscal 2020, the Company reversed $6.5 million of an $11.0 million non-cash charge from a class action settlement agreement in the fourth quarter of fiscal 2019.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	For the Fiscal Years Ended,
(thousands)	January 2, 2021	December 28, 2019
Re-refinery capital improvements	$6.4	$7.0
Trucks and trailers	7.7	13.5
Parts cleaning machines	4.1	4.8
IT projects	1.5	1.7
Various other projects	4.0	4.3
Total	$23.7	$31.3

Business acquisitions, net of cash acquired  — We used $10.0 million for an acquisition during the second quarter of 2020. See Note 3 — Business Combinations to our consolidated financial statements included in Item 8 for more information.

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

The following table summarizes our existing obligations as of January 2, 2021:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations (1)	$74,285	$20,340	$17,857	$13,622	$9,127	$5,789	$7,550
Finance lease obligations (2)	15,966	2,193	2,193	2,193	2,189	2,127	5,071
Future maturities of long term debt (3)	30,000	—	30,000	—	—	—	—
Interest on long term debt (4)	1,194	1,047	147	—	—	—	—
Purchase obligations (5)	20,000	20,000	—	—	—	—	—
Total (6)	$141,445	$43,580	$50,197	$15,815	$11,316	$7,916	$12,621

(1)	We lease railcars, office space, warehouse facilities, equipment and vehicles under non-cancelable operating lease agreements which expire at various dates through 2030.

(2)	Finance leases include a fleet of mobile equipment.

(3)	Excludes interest payments.

(4)	Interest on long term debt is calculated at the contractual rate or, in the case of the Term A loan, at the effective rate as of January 2, 2021.

(5)	Our purchase obligations are open purchase orders as of January 2, 2021, and are primarily for capital expenditures, used oil, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancellable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

(6)	Unrecognized tax benefits have not been included because no reasonable estimate can be made as to the likelihood, dollar amount, or timing of potential future cash expenditures.
We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2020, we had no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility.  Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during fiscal 2020 were $30.0 million, and the annual effective interest rate for fiscal 2020 was 2.9%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.3 million change to our interest expense in fiscal 2020.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Chicago, Illinois
March 2, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 2, 2021, and our report dated March 2, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 2, 2021

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	January 2, 2021	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$67,575	$60,694
Accounts receivable - net	48,479	55,586
Inventory - net	24,978	29,373
Assets held for sale	2,446	—
Other current assets	8,005	7,104
Total current assets	151,483	152,757
Property, plant and equipment - net	153,016	154,911
Right of use assets	78,942	89,525
Equipment at customers - net	23,111	24,232
Software and intangible assets - net	19,576	16,892
Goodwill	35,541	32,997
Total assets	$461,669	$471,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,663	$38,058
Current portion of lease liabilities	19,198	20,407
Contract liabilities - net	1,983	2,252
Accrued salaries, wages, and benefits	6,647	6,771
Taxes payable	10,592	6,538
Other current liabilities	4,918	16,418
Total current liabilities	73,001	90,444
Lease liabilities, net of current portion	60,294	68,734
Long-term debt, less current maturities	29,656	29,348
Deferred income taxes	21,218	17,157
Total liabilities	$184,169	$205,683
Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at 0.01 par value, 23,340,700 and 23,191,498 shares issued and outstanding at January 2, 2021 and December 28, 2019, respectively	$233	$232
Additional paid-in capital	201,148	200,583
Retained earnings	76,119	64,182
Total Heritage-Crystal Clean, Inc. stockholders' equity	277,500	264,997
Noncontrolling interest	—	634
Total equity	277,500	265,631
Total liabilities and stockholders' equity	$461,669	$471,314
 See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	January 2, 2021	December 28, 2019	December 29, 2018

Revenues
Service revenues	$245,474	$250,491	$250,262
Product revenues	136,178	171,273	159,921
Rental income	24,299	22,663	—
Total revenues	$405,951	$444,427	$410,183

Operating expenses
Operating costs	$321,648	$349,603	$323,165
Selling, general, and administrative expenses	47,091	50,224	47,714
Depreciation and amortization	24,563	18,249	16,157
Other (income) expense - net	(5,365)	13,490	1,606
Operating income	18,014	12,861	21,541
Interest expense – net	1,252	869	1,052
Income before income taxes	$16,762	$11,992	$20,489
Provision for income taxes	4,825	3,243	5,451
Net income	11,937	8,749	15,038
Income attributable to noncontrolling interest	—	386	310
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$11,937	$8,363	$14,728

Net income per share: basic	$0.51	$0.36	$0.64
Net income per share: diluted	$0.51	$0.36	$0.63

Number of weighted average shares outstanding: basic	23,286	23,160	23,026
Number of weighted average shares outstanding: diluted	23,453	23,398	23,334

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance, December 30, 2017	22,891,674	$229	$193,640	$41,359	$235,228	$698	$235,926
Adjustment from adopting ASC 606	—	—	—	(268)	(268)	—	(268)
Net income	—	—	—	14,728	14,728	310	15,038
Distribution	—	—	—	—	—	(360)	(360)
Issuance of common stock – ESPP	20,764	—	422	—	422	—	422
Exercise of stock options	16,675	—	122	—	122	—	122
Share-based compensation	129,471	2	4,379	—	4,381	—	4,381
Share repurchases to satisfy tax withholding obligations	—	—	(1,030)	—	(1,030)	—	(1,030)
Balance, December 29, 2018	23,058,584	$231	$197,533	$55,819	$253,583	$648	$254,231

Net income	—	—	—	8,363	8,363	386	8,749
Distribution	—	—	—	—	—	(400)	(400)
Issuance of common stock – ESPP	19,677	—	483	—	483	—	483
Exercise of stock options	2,760	—	20	—	20	—	20
Share-based compensation	110,477	1	3,975	—	3,976	—	3,976
Share repurchases to satisfy tax withholding obligations	—	—	(1,428)	—	(1,428)	—	(1,428)
Balance, December 28, 2019	23,191,498	$232	$200,583	$64,182	$264,997	$634	$265,631

Net income	—	—	—	11,937	11,937	—	11,937
Non-controlling interest acquisition	—	—	(2,678)	—	(2,678)	—	(2,678)
Tax effect of non-controlling interest acquisition	—	—	604	—	604	—	604
Distribution	—	—	—	—	—	(634)	(634)
Issuance of common stock – ESPP	29,951	—	497	—	497	—	497
Share-based compensation	119,251	1	3,196	—	3,197	—	3,197
Share repurchases to satisfy tax withholding obligations	—	—	(1,054)	—	(1,054)	—	(1,054)
Balance, January 2, 2021	23,340,700	$233	$201,148	$76,119	$277,500	$—	$277,500

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc
Consolidated Statements of Cash Flow

	For the Fiscal Years Ended,
(thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from Operating Activities:
Net income	$11,937	$8,749	$15,038
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,563	18,249	16,157
(Reversal) provision for class action settlement	(6,502)	11,000	—
Impairment on assets held for sale	1,446	—	—
Uncollectible provision	1,919	1,486	628
Share-based compensation	3,197	3,976	4,381
Deferred taxes	4,665	2,641	4,960
Other, net	(406)	678	321
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,941	(5,118)	(5,923)
Decrease (increase) in inventory	4,395	4,025	(11,158)
Increase in prepaid and other current assets	(901)	(267)	(940)
(Decrease) increase in accounts payable	(6,574)	3,921	6,002
Increase in accrued expenses	1,089	3,914	606
Cash provided by operating activities	$44,769	$53,254	$30,072

Cash flows from Investing Activities:
Capital expenditures	$(23,713)	$(31,293)	$(22,820)
Proceeds from the disposal of assets	1,241	—	89
Business acquisitions, net of cash acquired	(10,005)	(3,521)	(4,805)
Cash used in investing activities	$(32,477)	$(34,814)	$(27,536)

Cash flows from Financing Activities:
Proceeds from the exercise of stock options	$—	$20	$122
Repayment of principal on finance leases	(1,343)	—	—
Proceeds from the issuance of common stock	497	483	422
Share repurchases to satisfy tax withholding obligations	(1,054)	(1,428)	(1,030)
Payments of deferred and contingent consideration	(199)	—	—
Distributions to and acquisition of noncontrolling interest	(3,312)	(400)	(360)
Cash used in financing activities	$(5,411)	$(1,325)	$(846)
Net increase in cash and cash equivalents	6,881	17,115	1,690
Cash and cash equivalents, beginning of period	60,694	43,579	41,889
Cash and cash equivalents, end of period	$67,575	$60,694	$43,579

Supplemental disclosure of cash flow information:
Income taxes paid	$321	$1,207	$933
Cash paid for interest	941	1,254	1,154
Supplemental disclosure of non-cash information:
Payables for construction in progress	744	2,575	1,413
See accompanying notes to consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2021

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

Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2020" represents the 53-week period ended January 2, 2021. "Fiscal 2019" represents the 52-week period ended December 28, 2019. "Fiscal 2018" represents the 52-week period ended December 29, 2018. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material items subject to such estimates and assumptions are the allowance for uncollectible accounts receivable, valuation of inventory at lower of cost or net realizable value, valuation of goodwill and other intangible assets, share-based compensation, and income taxes. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers highly liquid investments, purchased with an original maturity of ninety days or less, to be cash equivalents. Included in cash and cash equivalents are $0.5 million and $0.1 million of cash on deposit outside the United States of America as of January 2, 2021 and December 28, 2019, respectively.

Concentration Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had cash deposits in excess of the FDIC insured limit of $66.5 million and $60.4 million at January 2, 2021 and December 28, 2019, respectively. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practices, we require payment from most customers within 30 days of invoice date. Our amounts due from customers are stated at their net estimated realizable value. The allowance for uncollectible accounts is our best estimate of the amount of probable lifetime-expected credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal years 2020 and 2019 the Company did not incur inventory write-downs.

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

Equipment at Customers

The Company records purchases of new parts cleaning and aqua filtration machines as inventory. Parts cleaning machines are either sold to a customer or continue to be owned by the Company but placed at a customer location to be used in parts cleaning services. Aqua filtration machines are exclusively placed at a customer location to be used to filter customer fluids. When sold to a customer, machines are removed from inventory, and the appropriate revenues and costs are recognized in the statement of operations. When the Company retains title to a machine that is placed off-site at a customer location to be used in parts cleaning or aqua filtration services, the Company capitalizes the machine as a productive non-current asset under the Balance Sheet caption “Equipment at Customers” at the time the machine is placed at the customer’s site. Machines capitalized as Equipment at Customers are depreciated over their estimated useful lives of 7 to 15 years, depending on the model. Depreciation of in-service equipment commences when equipment is placed in service at a customer location. Expenditures for machines that are sold to a customer are treated as a cash outflow from operating activities on the Statement of Cash Flows. Expenditures for machines that are placed at a customer’s site to be used in parts cleaning services are treated as a cash outflow from investing activities.

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

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on material judgments made by management. The Company engages third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of assets acquired of a material amount. Such valuations and useful life determinations require the Company to make material estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges for intangible assets in fiscal 2020 or fiscal 2019.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal 2020, we recorded impairment charges to long-lived assets relating to properties held for sale in Wilmington, Delaware and Ft. Pierce, Florida. Impairment charges recorded were approximately $1.4 million for the write-down of these properties to their fair market value. The Company has entered into letters of intent to sell the properties in fiscal 2021. There were no impairment charges in fiscal 2019. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer be depreciated.

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

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2020, 2019, and 2018 were $0.3 million, $0.2 million, and $0.4 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.4 million, $0.4 million, and $0.4 million for fiscal 2020, 2019, and 2018, respectively.

Share-Based Compensation

When a future restricted grant is approved, the Company evaluates the probability that the award will vest, based on certain performance conditions. If satisfaction of the performance criteria is deemed probable, the Company accrues compensation expense related to these awards prior to the grant date. The Company accrues compensation expense based on the fair value of the performance awards at each reporting period when the performance criteria are deemed probable. Once the performance awards have been granted, the Company values the awards at fair value on the date of grant and amortizes the expense through the end of the vesting period, or requisite service period, on a straight-line basis. The requisite service period is a function of the service condition defined for each award on a case by case basis. See Note 16 “Share-Based Compensation” for more details.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, notes payable, and term debt. As of January 2, 2021 and December 28, 2019, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments. Term debt is representative of its fair value due to the interest rates being applied.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2020, the Company's insurance policies provided coverage for general liability, vehicle liability, and pollution liability, among other exposures. Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $300,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At January 2, 2021 and December 28, 2019, the Company's liability for its self-insured benefits was $1.3 million and $2.0 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2020, 2019, and 2018 were $12.8 million, $17.6 million, and $13.3 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. As of January 2, 2021, the Company reported goodwill only in its Environmental Services segment.
In each of fiscal years 2018, 2019, and 2020, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout each of these fiscal years. Based on the qualitative assessments in each year, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.

Recently Issued Accounting Pronouncements

Accounting standards not yet adopted
Standard	Issuance Date	Description	Our Effective Date	Effect on the Financial Statements
ASU 2020-04: Reference Rate Reform (Topic 848)	March 12, 2020	In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022.		The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

Recently issued accounting standards adopted
Standard	Issuance Date	Description	Effective Date	Effect on the Financial Statements
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”	June 2016	This update modifies the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to utilize a new forward-looking “expected loss” methodology that generally will result in the earlier recognition of allowance for losses.	December 29, 2019	The Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) on December 29, 2019 and determined there was no material impact on the financial statements with no adjustment to retained earnings.

(3)    BUSINESS COMBINATIONS

On January 28, 2020, the Company acquired the remaining ownership interest in one of our subsidiaries in the amount of $2.7 million.

On March 31, 2020, the Company completed the acquisition of certain assets of Gro America (“Gro”), which has expanded our network of wastewater processing facilities and augmented our field services capabilities to better serve our customers throughout the Midwestern United States. The purchase price was $10.0 million subject to certain adjustments, including a working capital adjustment, and was allocated based on our estimates and assumptions of the approximate fair values of assets acquired and liabilities assumed on the acquisition date. Goodwill recognized from the acquisition of Gro America represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. Factors leading to goodwill being recognized consist of the Company's expectations of synergies from combining operations of Gro America and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. Transaction costs incurred in conjunction with the acquisition of Gro America were immaterial. The results of Gro America are consolidated into the Company’s Environmental Services segment.

On October 8, 2019, the Company completed the acquisition of certain assets of California Environmental & Litho, Inc., which provided regulated waste disposal, transportation, manifesting, labeling and profiling services to printing, photographic, automotive and body shop industries in the Bay Area, Central Valley & Northern California. No facilities were acquired in the transaction and all service employees and activity have been consolidated in existing branch territories. Total consideration for the acquisition was approximately $0.5 million. Factors leading to goodwill being recognized are the Company's expectations of synergies from combining operations of California Environmental & Litho, Inc., and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce.

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

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition as of January 2, 2021:

	As of January 2, 2021
(thousands)	Gro America	California Environmental & Litho	All Valley Disposal	GlyEco	WSS

Accounts receivable	$752	$67	$36	$107	$—
Inventory	—	3	18	291	28
Property, plant, & equipment	1,490	15	252	746	154
Equipment at customers	—	—	—	—	24
Intangible assets	5,300	445	310	251	298
Goodwill	2,541	3	384	251	—
Accounts payable	(78)	—	—	—	—
Total purchase price, net of cash acquired	$10,005	$533	$1,000	$1,646	$504
Less: working capital adjustment	—	—	—	23	—
Less: contingent consideration	—	120	250	—	—
Less: to be placed in escrow	—	—	100	—	—
Net cash paid	$10,005	$413	$650	$1,623	$504

Unaudited Pro Forma Financial Information

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

	Fiscal Year Ended,
(thousands, except per share data)	January 2, 2021	December 28, 2019
Total revenues	$406.9	$450.8
Net income attributable to HCCI shareholders	12.1	9.5

Net income per share: basic	0.52	0.41
Net income per share: diluted	0.51	0.41

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

Accounts Receivable — Net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The allowance for uncollectible accounts is our best estimate of the amount of probable lifetime-expected credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. The Company does not have any off-balance-sheet credit exposure related to its customers. Accounts receivable are written off once the Company determines the account to be uncollectible.

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

The following table disaggregates our revenue by major lines:

	For the Fiscal Year Ended, January 2, 2021			For the Fiscal Year Ended, December 28, 2019			For the Fiscal Year Ended, December 29, 2018
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$159,065	$—	$159,065	$168,521	$—	$168,521	$178,607	$—	$178,607
Vacuum Services & Wastewater Treatment	55,759	—	55,759	60,736	—	60,736	53,934	—	53,934
Antifreeze Business	25,736	—	25,736	27,321	—	27,321	19,021	—	19,021
Field Services	24,036	—	24,036	21,701	—	21,701	17,692	—	17,692
Environmental Services - Other	1,780	—	1,780	1,856	—	1,856	1,877	—	1,877
Re-refinery Product Sales	—	87,323	87,323	—	115,551	115,551	—	112,472	112,472
Oil Collection Services & RFO	—	23,324	23,324	—	21,445	21,445	—	21,405	21,405
Oil Filter Business	—	4,629	4,629	—	4,633	4,633	—	4,838	4,838
Revenues from Contracts with Customers	266,376	115,276	381,652	280,135	141,629	421,764	271,131	138,715	409,846
Other Revenue	24,216	83	24,299	22,408	255	22,663	—	337	337
Total Revenues	$290,592	$115,359	$405,951	$302,543	$141,884	$444,427	$271,131	$139,052	$410,183

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	January 2, 2021	December 28, 2019
Contract assets	$72	$64
Contract liabilities	2,054	2,316
Contract liabilities - net	$1,982	$2,252

During the fiscal year ended January 2, 2021, the Company recognized $2.3 million of revenue that was included in the contract liabilities balance as of December 28, 2019. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts Receivable — Net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The allowance for uncollectible accounts is our best estimate of the amount of probable lifetime-expected credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

Accounts receivable consisted of the following:

(thousands)	January 2, 2021	December 28, 2019
Trade	$47,191	$54,420
Less: allowance for uncollectible accounts	2,502	2,221
Trade - net	44,689	52,199
Related parties	3,276	1,560
Other	514	1,827
Total accounts receivable - net	$48,479	$55,586

The following table provides the changes in the Company’s allowance for uncollectible accounts for the fiscal year ended January 2, 2021 and the fiscal year ended December 28, 2019:

(thousands)	January 2, 2021	December 28, 2019
Balance at beginning of period	$2,221	$1,816
Provision for bad debts	1,919	1,486
Accounts written off, net of recoveries	(1,638)	(1,081)
Balance at end of period	$2,502	$2,221

(6)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following:

(thousands)	January 2, 2021	December 28, 2019
Solvents and solutions	$6,672	$8,694
Used oil and processed oil	6,345	8,349
Machines	5,704	5,440
Drums and supplies	4,423	4,697
Other	2,221	2,632
Total inventory	25,365	29,812
Less: machine refurbishing reserve	387	439
Total inventory - net	$24,978	$29,373

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2020 and 2019, the Company recorded no inventory impairment charges.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	January 2, 2021	December 28, 2019
Machinery, vehicles, and equipment	$138,496	$127,242
Buildings and storage tanks	72,938	71,616
Land	5,909	9,664
Leasehold improvements	6,929	6,523
Construction in progress	8,023	7,958
Assets held for sale	—	4
Total property, plant, and equipment	232,295	223,007
Less: accumulated depreciation	79,279	68,096
Property, plant, and equipment - net	$153,016	$154,911

(thousands)	January 2, 2021	December 28, 2019
Equipment at customers	$81,881	$77,914
Less: accumulated depreciation	58,770	53,682
Equipment at customers - net	$23,111	$24,232
Depreciation expense was $20.4 million, $14.6 million, and $13.1 million for fiscal 2020, 2019 and 2018, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. As of January 2, 2021, the Company reported goodwill only in its Environmental Services segment.
In each of fiscal years 2018, 2019, and 2020, the Company performed a qualitative assessment to determine whether the two-step quantitative impairment test was necessary. The Oil Business reporting unit had zero goodwill throughout each of these fiscal years. Based on the qualitative assessments in each year, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the two-step quantitative test was not necessary and no impairment was indicated.
The following table shows changes to our goodwill balances by segment during the years ended December 29, 2018, December 28, 2019, and January 2, 2021:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at December 29, 2018
Gross carrying amount	3,952	34,123	38,075
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 29, 2018	$—	$34,123	$34,123
Acquisitions	—	639	—
Measurement period adjustments	—	(1,765)	—
Goodwill at December 28, 2019
Gross carrying amount	3,952	32,997	36,949
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at December 28, 2019	$—	$32,997	$32,997
Acquisitions and other adjustments	—	$2,544	$2,544
Goodwill at January 2, 2021
Gross carrying amount	3,952	35,541	39,493
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at January 2, 2021	$—	$35,541	$35,541

Following is a summary of software and other intangible assets:

	January 2, 2021			December 28, 2019
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$30,857	$16,934	$13,923	$25,551	$13,886	$11,665
Software	9,592	5,645	3,947	8,093	4,887	3,206
Patents, formulae, and licenses	1,769	850	919	1,769	774	995
Non-compete agreements	3,607	3,212	395	3,603	3,068	535
Other	1,738	1,346	392	1,702	1,211	491
Total software and intangible assets	$47,563	$27,987	$19,576	$40,718	$23,826	$16,892

Amortization expense was $4.2 million, $3.6 million, and $3.1 million for fiscal 2020, 2019, and 2018, respectively.

The weighted average useful lives of customer and supplier relationships are as follows:

Intangible asset	Weighted average useful life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	13
Software	9
Non-compete agreements	5
Other intangibles	7

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization Expense (millions)
2021	$3.6
2022	$3.4
2023	$2.9
2024	$1.3
2025	$1.2

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events. No impairment of software or other intangible assets was recorded in fiscal 2020, 2019, or 2018.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	January 2, 2021	December 28, 2019
Accounts payable	$29,263	$37,690
Accounts payable - related parties	400	368
Total accounts payable	$29,663	$38,058

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Debt at January 2, 2021 and December 28, 2019 consisted of the following:

(thousands)	January 2, 2021	December 28, 2019
Principal amount	$30,000	$30,000
Less: unamortized debt issuance costs	344	652
Long-term debt, less current maturities	$29,656	$29,348

In fiscal 2020, the Company recorded interest expense of $1.6 million, of which approximately $0.9 million of interest expense was on our term loan, and $0.3 million was amortization of debt issuance costs, along with $0.4 million of finance lease interest expense. In fiscal 2019, the Company recorded interest expense of $1.7 million, of which $1.2 million of interest expense was on our term loan, and $0.3 million was amortization of debt issuance costs. No interest was capitalized in fiscal years 2020 and 2019.

As of January 2, 2021 and December 28, 2019, the Company was in compliance with all covenants under the Credit Agreement. As of January 2, 2021, and December 28, 2019, the Company had $4.0 million and $1.1 million of standby letters of credit issued, respectively, and $61.0 million and $63.9 million was available for borrowing under the bank credit facility, respectively.

The Company's weighted average and effective interest rates as January 2, 2021, December 28, 2019, and December 29, 2018 were 2.9%, 4.1%, and 3.9%, respectively.

Future Maturities

The aggregate contractual annual maturities for debt as of January 2, 2021 are as follows:

Fiscal Year:	Term Loan (thousands)

2021	$—
2022	30,000
2023	—
2024	—
2025	—
Aggregate Maturities	$30,000

(11)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees who are immediately eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company suspended its contribution matching program for a portion of fiscal year 2020 as a response to the negative impact on our business from the COVID-19 pandemic. However, the Company restored its contribution matching program during the fourth quarter of the fiscal year 2020. The Company's matching contribution under this plan was $1.7 million, $2.6 million, and $2.0 million in fiscal 2020, 2019, and 2018, respectively.

(12)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of January 2, 2021, the Heritage Group beneficially owned 31.6% of the Company's common stock. The Fehsenfeld Family Trusts, which are related to the Heritage Group owned 6.4% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 4.3% of the Company's common stock. Companies affiliated with the Heritage Group are listed as affiliates.

During fiscal 2020, 2019, and 2018, the Company had transactions with the Heritage Group affiliates and other related parties. The following table sets forth related-party transactions:

	Fiscal 2020		Fiscal 2019		Fiscal 2018
(thousands)	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$7,356	$6,230	$8,705	$3,846	$8,168	$2,202
Other related parties / affiliates	11,676	—	7,653	486	6,497	827
Total	$19,032	$6,230	$16,358	$4,332	$14,665	$3,029

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, disposal services, transportation, insurance payments, and various other services.

The Company participated in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments were made to the shareholder. Expenses paid to the shareholder in fiscal 2020, 2019, and 2018 were approximately $0.2 million, $0.3 million, and $0.5 million, respectively. Our participation in this self-insurance program ended on January 31, 2018.

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

Segment results for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 were as follows:

	For the Fiscal Years Ended,

	January 2, 2021

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$224,123	$21,351	$—	$245,474
Product revenues	42,253	93,925	—	136,178
Rental income	24,216	83	—	24,299
Total revenues	$290,592	$115,359	$—	$405,951
Operating expenses
Operating costs	215,602	106,046	—	321,648
Operating depreciation and amortization	10,863	9,358	—	20,221
Profit (loss) before corporate selling, general, and administrative expenses	$64,127	$(45)	$—	$64,082
Selling, general, and administrative expenses			47,091	47,091
Depreciation and amortization from SG&A			4,342	4,342
Total selling, general, and administrative expenses			$51,433	$51,433
Other income - net			(5,365)	(5,365)
Operating income				18,014
Interest expense - net			1,252	1,252
Income before income taxes				$16,762

	December 28, 2019

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$236,530	$13,961	$—	$250,491
Product revenues	43,605	127,668	—	171,273
Rental income	22,408	255	—	22,663
Total revenues	$302,543	$141,884	$—	$444,427
Operating expenses
Operating costs	219,040	130,563	—	349,603
Operating depreciation and amortization	7,768	6,656	—	14,424
Profit before corporate selling, general, and administrative expenses	$75,735	$4,665	$—	$80,400
Selling, general, and administrative expenses			50,224	50,224
Depreciation and amortization from SG&A			3,825	3,825
Total selling, general, and administrative expenses			$54,049	$54,049
Other expense - net			13,490	13,490
Operating income				12,861
Interest expense - net			869	869
Income before income taxes				$11,992

	December 29, 2018

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$237,806	$12,456	$—	$250,262
Product revenues	33,325	126,596	—	159,921
Total revenues	$271,131	$139,052	$—	$410,183
Operating expenses
Operating costs	194,959	128,206	—	323,165
Operating depreciation and amortization	6,766	6,141	—	12,907
Profit before corporate selling, general, and administrative expenses	$69,406	$4,705	$—	$74,111
Selling, general, and administrative expenses			47,714	47,714
Depreciation and amortization from SG&A			3,250	3,250
Total selling, general, and administrative expenses			$50,964	$50,964
Other expense - net			1,606	1,606
Operating income				21,541
Interest expense - net			1,052	1,052
Income before income taxes				$20,489

Total assets by segment as of January 2, 2021 and December 28, 2019 were as follows:

(thousands)	January 2, 2021	December 28, 2019
Total Assets:
Environmental Services	$217,297	$224,657
Oil Business	160,165	171,104
Unallocated Corporate Assets	84,207	75,553
Total	$461,669	$471,314

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, intangible assets, accounts receivable, and inventories allocated to each segment. Environmental Services segment assets also include goodwill. Assets for the corporate unallocated amounts consist of cash, prepaid, and property, plant, and equipment used at the corporate headquarters.

Capital expenditures by segment for fiscal 2020, 2019, and 2018 were as follows:

	For the Fiscal Years Ended,
(thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Total Capital Expenditures:
Environmental Services	$13,161	$18,499	$12,756
Oil Business	9,744	12,670	9,858
Unallocated Corporate Assets	833	124	206
Total	$23,738	$31,293	$22,820

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

The components of lease expense were as follows:

(thousands)	For the Fiscal Year Ended, January 2, 2021	For the Fiscal Year Ended, December 28, 2019
Finance lease cost:
Amortization of right-of-use Assets	$1,805	$288
Interest on lease liabilities	380	67
Total finance lease cost	$2,185	$355

Operating lease cost	$25,138	$26,717
Short-term lease cost	5,923	5,029
Variable lease cost	3,597	4,187
Total lease cost	$36,843	$35,933

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$373	$58
Operating cash flows from operating leases	24,646	26,409
Financing cash flows from financing leases	1,343	191
Right-of-use assets obtained in exchange for new finance lease liabilities	8,846	6,539
Right-of-use assets obtained in exchange for new operating lease liabilities	2,921	104,963

Weighted-average remaining lease term (years)
Finance leases	6.1	6.7
Operating leases	4.6	5.1

Weighted-average discount rate
Finance leases	3.2%	3.4%
Operating leases	5.7%	5.8%

Future annual minimum lease payment commitments as of January 2, 2021 were as follows:

(thousands)	Operating Leases	Finance Leases	Total
2021	$20,340	$2,193	$22,533
2022	17,857	2,193	20,050
2023	13,622	2,193	15,815
2024	9,127	2,189	11,316
2025	5,789	2,127	7,916
2026 and thereafter	7,550	5,071	12,621
Total minimum lease payments	$74,285	$15,966	$90,251
Less: imputed interest	9,113	1,646	10,759
Lease liability	$65,172	$14,320	$79,492

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

Rental income was as follows:

	For the Fiscal Year Ended			For the Fiscal Year Ended
	January 2, 2021			December 28, 2019
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$24,216	$—	$24,216	$22,408	$—	$22,408
Railcars	—	16	16	—	213	213
Property	—	67	67	—	42	42
Total rental income	$24,216	$83	$24,299	$22,408	$255	$22,663

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

The Company had purchase obligations in the form of open purchase orders of $20.0 million as of January 2, 2021, and $28.3 million as of December 28, 2019, primarily for capital expenditures, used oil, catalyst, disposal services, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of January 2, 2021 and December 28, 2019, the Company had accrued $3.9 million and $4.0 million related to loss contingencies respectively.

(15)    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and introduced significant changes to U.S. tax law. In addition to the federal income tax rate reduction from 35% to 21% effective for tax years beginning after December 31, 2017, the new legislation set forth a variety of other changes, including a limitation on the tax deductibility of interest expense, the acceleration of business asset expensing, a limitation on the use of net operating losses generated in future years, the repeal of the alternative minimum tax ("AMT"), created new taxes on certain foreign-sourced earnings (GILTI - Global Intangible Low Taxed Income ), and a reduction in the amount of executive pay that could qualify as a tax deduction. For the year-ended January 2, 2021, the Company will be impacted by the repeal of AMT, acceleration of business asset expensing and limitation of executive compensation. The Company is likely to be impacted by the other aforementioned changes to the tax law in the future.

In December 2019, the FASB issued ASU 2019-12, (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 intends to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein. We do not anticipate the adoption of ASU 2019-12 will have a material effect on the Company’s financial statements.

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2020. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded a Net Operating Loss ("NOL"). The balance on the federal NOL as of January 2, 2021 was $26.2 million. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOL was a tax effected balance $6.6 million. There is no valuation allowance with respect to the federal NOL balance as we believe more likely than not that this will be realized.
The Company's effective tax rate for fiscal 2020 was 28.8% compared to 27.0% in fiscal 2019. The difference in the effective tax rate is principally attributable state income taxes and non-deductible expenses

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2020, 2019, and 2018:

	For the Fiscal Years Ended,
(thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Current:
Federal	$(104)	$(79)	$(306)
State	264	681	797
Total current	$160	$602	$491

Deferred:
Federal	$3,492	$2,328	$4,093
State	1,173	313	778
Foreign	—	—	89
Total deferred	$4,665	$2,641	$4,960

Income tax provision	$4,825	$3,243	$5,451

A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax expense is as follows:

	For the Fiscal Years Ended,
(thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Tax expense at statutory federal rate	$3,520	$2,518	$4,303
State and local tax, net of federal expense	1,085	785	1,245
Windfalls from share-based compensation	(141)	(369)	(331)
Valuation allowance	196	117	192
Other	165	192	42
Total income tax provision	$4,825	$3,243	$5,451

Components of deferred tax assets (liabilities) are as follows:

	As of,
(thousands)	January 2, 2021	December 28, 2019
Deferred tax assets:
Net operating loss carryforward	$6,555	$6,457
Stock compensation	2,201	2,167
Tax intangible assets	1,222	1,327
Reserves and accruals	3,694	6,083
Income tax credits	734	1,023
Allowance for uncollectible accounts	682	606
Total deferred tax asset	$15,088	$17,663
Less: valuation allowance	519	310
Net deferred tax asset	$14,569	$17,353

Deferred tax liabilities:
Prepaids	$(762)	$(690)
Depreciation and amortization	(35,025)	(33,820)
Total deferred tax liability	$(35,787)	$(34,510)

Net deferred tax liability	$(21,218)	$(17,157)

On December 30, 2019, the Company acquired the non-controlling interest in one of our subsidiaries. This acquisition of the non-controlling interests resulted in a tax impact of $0.6 million in resulting the recognition of an intangible deferred tax asset that was recorded in Additional Paid in Capital.

As of January 2, 2021, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2017, however net operating loss carryforwards from years prior to 2017 remain open to examination as part of any future year(s) in which those net operating loss carryforwards are utilized.

As of January 2, 2021, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. For the fiscal years ended January 2, 2021 and December 28, 2019, the Company provided a valuation allowance against those foreign net operating loss carryforwards of $0.5 million and $0.3 million, respectively.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company has a reserve of $2.8 million for uncertain tax positions as of January 2, 2021 and $2.7 million as of December 28, 2019. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of January 2, 2021, or December 28, 2019.

The following table summarizes the movement in unrecognized tax benefits:

	For the Fiscal Years Ended,
(thousands)	January 2, 2021	December 28, 2019
Gross Unrecognized Tax Benefits:
Beginning balance	$2,678	$2,544
Additions based on current year's tax positions	19	47
Net changes based on prior year's tax positions	102	87
Ending balance	$2,799	$2,678

(16)    SHARE-BASED COMPENSATION

On February 20, 2019, the Compensation Committee and the Board of Directors of the Company adopted the 2019 Incentive Award Plan (the “2019 Plan”), to replace the Company’s 2008 Omnibus Incentive Plan (“2008 Plan”), which expired in March 2018. The 2019 Plan was approved during the second quarter of 2019 and authorized 1,500,000 shares to be available for award grants.

Stock Option Awards

A summary of stock option activity under this Plan is as follows:

Stock Options	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of Date Listed (in thousands)
Options outstanding at December 29, 2018	2,760	$7.33	0.24	$41
Exercised	(2,760)	$7.33
Options outstanding at December 28, 2019	—	$—	—	$—
Exercised	—	$—
Options outstanding at January 2, 2021	—	$—	—	$—

Restricted Stock Compensation/Awards

Annually, the Company grants restricted shares to its Board of Directors. The shares vest approximately one year from their grant date. The fair value of each restricted stock grant is based on the closing price of the Company's common stock on the date of grant. The Company amortizes the expense over the service period, which is the fiscal year in which the award is granted. In addition, the Company may grant restricted shares to certain members of management based on their service and contingent upon continued service with the Company. The restricted shares vest over a period of approximately three years from the grant date. The fair value of each restricted stock grant is based on a three-day average closing price of the Company's common stock prior to the date of grant.

On April 13, 2018, the Company granted 350,000, of which 125,417 have been forfeited, shares of restricted stock to certain members of Management as part of a Special Incentive Program. The number of shares granted may be increased up to 393,021 shares depending on the Company’s level of performance with regard to certain market conditions. Up to 393,021 shares may vest on April 13, 2022, depending on the satisfaction of certain service and market conditions.

The following table shows a summary of restricted shares grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			For the Fiscal Years Ended,			Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	2020	2019	2018	January 2, 2021	December 28, 2019
Chief Executive Officer	February, 2017	500,000	470	723	1,194	37	506
Members of Management	February, 2018	116,958	566	562	549	—	615
Special Incentive Grant	April, 2018	350,000	970	1,120	1,436	1,651	3,428
Board of Directors	May, 2018	13,800	—	—	285	—	—
Board of Directors	May, 2019	10,590	—	285	—	—	—
Members of Management	May, 2019	23,560	203	202	367	254	458
Members of Management	February, 2020	41,138	43	681	—	331	—
Board of Directors	April, 2020	14,988	285	—	—	—	—
During fiscal 2020, the Company also incurred $0.6 million of share-based compensation expense for potential expected future restricted share grants.

In February 2017, as part of Mr. Recatto's employment agreement, the Company granted a restricted stock award of 500,000 shares of common stock, which vests through January 2021 in an amount based on the vesting table below, with the common stock price increase to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the employment commencement date ($15.00) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest. In fiscal 2020, the Company recorded approximately $0.5 million of compensation expense related to this award. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 1.70%, expected dividend yield of zero, and an expected volatility assumption of 41.73%. This award expired on January 21, 2021, and new agreement was granted on February 1, 2021. See footnote 20 — Subsequent Events for more information.

Vesting Table
Increase in Stock Price From the Employment Commencement Date to the Vesting Date	Total Percentage of Restricted Stock Shares to Be Vested
Less than $5 per share increase	—%
$5 per share increase	25%
$10 per share increase	50%
$15 per share increase	75%
$20 or more per share increase	100%

Provision for possible accelerated vesting of award

If the weighted average closing price of the Company's common stock increases by the marginal levels set forth in the above vesting table for 180 consecutive days during any period between the award date and final vesting date, Mr. Recatto shall become vested in 50% of the corresponding total percentage of restricted shares earned on the last day of the 180 day period. The remaining 50% of the corresponding shares will vest upon satisfaction of the service conditions at the end of the final vesting date in January 2021.

Accelerated vestings achieved to date include the following:

Vesting Date	Marginal Level Target	Shares Vested
March 14, 2018	25%	62,500
June 10, 2019	50%	62,500

The following table summarizes information about restricted stock awards for the periods ended December 28, 2019 through January 2, 2021:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 29, 2018	1,013,863	$18.20
Granted	34,150	26.54
Vested	(158,372)	16.52
Forfeited	(105,062)	22.01
Nonvested shares outstanding at December 28, 2019	784,579	$18.39
Granted	56,126	25.72
Vested	(128,483)	20.34
Forfeited	(65,588)	21.92
Nonvested shares outstanding at January 2, 2021	646,634	$18.28

Employee Stock Purchase Plan

The Employee Stock Purchase Plan of 2008 ("ESPP") is a shareholder approved plan under which all employees regularly scheduled to work 20 or more hours per week may purchase the Company’s common stock through payroll deductions at a price equal to 95% of the fair market values of the stock as of the end of the first Monday following each three-month offering period. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s regular earnings, and employees may not purchase more than $25,000 of stock during any calendar year.

As of January 2, 2021, the Company had reserved 79,634 shares of common stock available for purchase under the ESPP. In fiscal 2020, employees purchased 29,951 shares of the Company’s common stock with a weighted average fair market value of $17.49 per share.

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

(18)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2020, 2019, and 2018 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	For the Fiscal Years Ended,
(thousands, except per share data)	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$11,937	$8,749	$15,038
Less: income attributable to noncontrolling interest	—	386	310
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$11,937	$8,363	$14,728

Weighted average basic shares outstanding	23,286	23,160	23,026
Dilutive shares for share–based compensation plans	167	238	308
Weighted average diluted shares outstanding	23,453	23,398	23,334

Net income per share: basic	$0.51	$0.36	$0.64
Net income per share: diluted	$0.51	$0.36	$0.63

(19) OTHER (INCOME) EXPENSE - NET

Other (income) - net was $5.4 million of income during fiscal 2020 driven mainly by a $6.5 million reversal of settlement claims, partially offset by $1.4 million of impairment charges relating to the decision to sell the Company's property in Wilmington Delaware. Other expense - net of $13.5 million for fiscal 2019 primarily consists of an $11.0 million charge taken in the fourth quarter of fiscal 2019 as a result of the settlement of a class action lawsuit to resolve claims made against us in litigation pertaining to fuel surcharges. In addition, approximately $2.7 million of expense was related primarily to costs and asset write-offs associated with site closure(s). Other expense - net of $1.6 million for fiscal 2018 primarily consists of $1.0 million of site closure costs.

(20) SUBSEQUENT EVENTS

On January 8, 2021, Heritage-Crystal Clean, Inc. and Mr. Brian Recatto, the Company's Chief Executive Officer entered into an amended Executive Employment Agreement which was effective on February 1, 2021. Pursuant to the Amended Agreement, we replaced in its entirety section 4.3 of the First Amendment to the Executive Employment Agreement relating to equity compensation that was effective February 1, 2017.

(21)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal 2020				Fiscal 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues
Service revenues	$63,757	$52,247	$53,257	$76,212	$56,366	$57,936	$57,220	$78,969
Product revenues	37,722	21,863	28,522	48,072	35,858	41,302	41,964	52,149
Rental income	5,785	5,408	5,355	7,751	3,548	5,762	5,657	7,696
Total revenues	$107,264	$79,518	$87,134	$132,035	$95,772	$105,000	$104,841	$138,814
Operating expenses
Operating costs	$83,250	$72,293	$67,125	$98,980	$82,483	$78,849	$80,117	$108,154
Selling, general, and administrative expenses	11,522	11,134	9,410	15,026	12,396	11,042	11,241	15,545
Depreciation and amortization	5,268	5,455	5,635	8,205	4,136	4,061	3,980	6,072
Other expense (income) - net	272	(6,796)	(441)	1,601	(58)	1,514	1,021	11,013
Operating income (loss)	6,952	(2,568)	5,405	8,223	(3,185)	9,534	8,482	(1,970)
Interest expense – net	214	344	284	410	230	219	180	240
Income (loss) before income taxes	$6,738	$(2,912)	$5,121	$7,813	$(3,415)	$9,315	$8,302	$(2,210)
Provision (benefit of) for income taxes	1,447	(254)	1,163	2,468	(986)	2,151	2,246	(168)
Net income (loss)	5,291	(2,658)	3,958	5,345	(2,429)	7,164	6,056	(2,042)
Less: income attributable to noncontrolling interest	—	—	—	—	83	108	87	108
Net income (loss) attributable to Heritage-Crystal Clean, Inc. common stockholders	$5,291	$(2,658)	$3,958	$5,345	$(2,512)	$7,056	$5,969	$(2,150)

Net income (loss) per share: basic	$0.23	$(0.11)	$0.17	$0.23	$(0.11)	$0.30	$0.26	$(0.09)
Net income (loss) per share: diluted	$0.23	$(0.11)	$0.17	$0.23	$(0.11)	$0.30	$0.25	$(0.09)

Number of weighted average shares outstanding: basic	23,239	23,260	23,294	23,304	23,117	23,137	23,185	23,190
Number of weighted average shares outstanding: diluted	23,422	23,260	23,479	23,474	23,117	23,368	23,421	23,190

OTHER OPERATING DATA:
Average revenues per working day - Environmental Services	$1,313	$1,014	$1,058	$1,150	$1,125	$1,185	$1,185	$1,255

(a)	Reflects a seventeen week quarter.
(b)	Reflects a sixteen week quarter.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 2, 2021. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 2, 2021 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that, as of January 2, 2021, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal control over financial reporting as of January 2, 2021 as stated in its reports which are included in Item 8 of this Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2021 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2021 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2021 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2021 Proxy Statement, and that information is incorporated by reference herein.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019
Consolidated Statements of Income for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018
Consolidated Statements of Stockholders' Equity for the fiscal years ended January 2, 2021, December 28, 2019, December 29, 2018
Notes to Consolidated Financial Statements

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

4.3*	Description of Common Stock
10.2	First Amendment to 2017 Credit Agreement
10.3*	Second Amendment to 2017 Credit Agreement
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

10.18 *	Brian Recatto Second Amendment to Executive Employment Agreement
21.1	Subsidiaries of Heritage-Crystal Clean, Inc.***
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accountants***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Management or compensatory plan or arrangement
***	Included herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 2, 2021	By:	/s/ Brian Recatto

Brian Recatto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2021.

Signature	Title

/s/ Brian Recatto	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Brian Recatto
/s/ Mark DeVita	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer of the Registrant)
Mark DeVita
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Anthony Chase	Director
Anthony Chase
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.
/s/ James Schumacher	Director
Jim Schumacher