Form 10-Q
period 2021-03-27
Heritage-Crystal Clean, Inc.
filed 2021-05-05
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March, 27, 2021
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
Yes ☐ No ☒

On April 30, 2021, there were outstanding 24,197,966 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 27, 2021	January 2, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,669	$67,575
Accounts receivable - net	52,614	48,479
Inventory - net	25,530	24,978
Assets held for sale	2,446	2,446
Other current assets	5,574	8,005
Total current assets	132,833	151,483
Property, plant and equipment - net	154,747	153,016
Right of use assets	76,089	78,942
Equipment at customers - net	23,930	23,111
Software and intangible assets - net	18,484	19,576
Goodwill	35,541	35,541
Other assets	677	—
Total assets	$442,301	$461,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,017	$29,663
Current portion of lease liabilities	18,988	19,198
Contract liabilities - net	2,235	1,983
Accrued salaries, wages, and benefits	5,201	6,647
Taxes payable	10,136	10,592
Other current liabilities	5,306	4,918
Total current liabilities	72,883	73,001
Lease liabilities, net of current portion	57,584	60,294
Long-term debt, less current maturities	—	29,656
Deferred income taxes	24,517	21,218
Total liabilities	$154,984	$184,169

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,390,434 and 23,340,700 shares issued and outstanding at March 27, 2021 and January 2, 2021, respectively	$234	$233
Additional paid-in capital	201,758	201,148
Retained earnings	85,325	76,119
Total stockholders' equity	$287,317	$277,500

Total liabilities and stockholders' equity	$442,301	$461,669

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 27, 2021	March 21, 2020

Revenues
Service revenues	$57,700	$63,757
Product revenues	42,266	37,722
Rental income	5,416	5,785
Total revenues	$105,382	$107,264

Operating expenses
Operating costs	$76,771	$83,250
Selling, general, and administrative expenses	12,188	11,522
Depreciation and amortization	3,782	5,268
Other (income) expense - net	(108)	272
Operating income	12,749	6,952
Interest expense – net	324	214
Income before income taxes	12,425	6,738
Provision for income taxes	3,219	1,447
Net income	$9,206	$5,291

Net income per share: basic	$0.39	$0.23
Net income per share: diluted	$0.39	$0.23

Number of weighted average shares outstanding: basic	$23,373	23,239
Number of weighted average shares outstanding: diluted	$23,509	23,422

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Quarter Ended March 27, 2021 and March 21, 2020
(Unaudited)

First Quarter Ended,
March 27, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at January 2, 2021	23,340,700	$233	$201,148	$76,119	$277,500	$—	$277,500
Net income	—	—	—	9,206	9,206	—	9,206
Distribution	—	—	—	—	—	—	—
Issuance of common stock – ESPP	6,072	—	122	—	122	—	122
Share-based compensation	43,662	1	1,217	—	1,218	—	1,218
Share repurchases to satisfy tax withholding obligations	—	—	(729)	—	(729)	—	(729)
Balance at March 27, 2021	23,390,434	$234	$201,758	$85,325	$287,317	$—	$287,317

First Quarter Ended,
March 21, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 28, 2019	23,191,498	$232	$200,583	$64,182	$264,997	$634	$265,631
Net income	—	—	—	5,291	5,291	—	5,291
Non-controlling interest acquisition	—	—	(2,678)	—	(2,678)	—	(2,678)
Distribution	—	—	—	—	—	(634)	(634)
Issuance of common stock – ESPP	4,102	—	122	—	122	—	122
Share-based compensation	52,312	—	1,069	—	1,069	—	1,069
Share repurchases to satisfy tax withholding obligations	—	—	(791)	—	(791)	—	(791)
Balance at March 21, 2020	23,247,912	$232	$198,305	$69,473	$268,010	$—	$268,010

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Quarters Ended,
	March 27, 2021	March 21, 2020
Cash flows from Operating Activities:
Net income	$9,206	$5,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,782	5,268
Uncollectible provision	474	189
Share-based compensation	1,218	1,069
Deferred taxes	3,299	1,459
Other, net	376	(424)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,609)	275
(Increase) decrease in inventory	(552)	262
Decrease in other current assets	2,557	1,040
Increase (decrease) in accounts payable	1,345	(5,273)
(Decrease) increase in accrued liabilities	(893)	1,320
Cash provided by operating activities	$16,203	$10,476

Cash flows from Investing Activities:
Capital expenditures	$(5,411)	$(9,842)
Proceeds from sale of assets	149	—
Cash used in investing activities	$(5,262)	$(9,842)

Cash flows from Financing Activities:
Payment of Term Loan	(30,000)	—
Debt Issuance Costs	(804)	—
Repayment of principal on finance leases	(436)	(210)
Share repurchases to satisfy tax withholding obligations	(729)	(791)
Proceeds from the issuance of common stock	122	122
Payments of deferred and contingent consideration	—	(199)
Distributions to noncontrolling interest	—	(3,312)
Cash used in financing activities	$(31,847)	$(4,390)
Net decrease in cash and cash equivalents	(20,906)	(3,756)
Cash and cash equivalents, beginning of period	67,575	60,694
Cash and cash equivalents, end of period	$46,669	$56,938

Supplemental disclosure of cash flow information:
Income taxes paid	$947	$31
Cash paid for interest	108	92
Supplemental disclosure of non-cash information:
Payables for construction in progress	754	465
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 27, 2021

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, hazardous and non-hazardous containerized waste, used oil collection, wastewater and vacuum, antifreeze recycling and field services primarily to small and mid-sized industrial and vehicle maintenance customers. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products. The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is primarily sold as recycled fuel oil. The Company also operates multiple wastewater treatment plants and antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, wastewater and vacuum services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on January 2, 2021. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, containerized waste removal services, wastewater and vacuum services, field services, and other services; rental income includes embedded lease income from certain of our parts cleaning contracts. In the Company's Oil Business segment, product revenues primarily consist of sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of waste water and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021. There have been no material changes in these policies or their application during the third quarter of fiscal 2021.

Recently Issued Accounting Standards Adopted
Standard	Issuance Date	Description	Effective Date	Effect on the Financial Statements
ASU 2020-04: Reference Rate Reform (Topic 848)	March 12, 2020	In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022.	The Company plans on applying the accounting standard to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR on a prospective basis.	The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

(3)    BUSINESS COMBINATIONS

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

On December 27, 2019, the Company acquired the remaining ownership interest in one of our subsidiaries in the amount of $2.7 million.

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

	As of March 27, 2021
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

The following table disaggregates our revenue by major lines:

	For the First Quarter Ended,
	March 27, 2021			March 21, 2020
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$38,833	$—	$38,833	$40,290	$—	$40,290
Vacuum Services & Wastewater Treatment	13,692	—	13,692	14,618	—	14,618
Field Services	4,096	—	4,096	9,623	—	9,623
Antifreeze Business	6,988	—	6,988	6,677	—	6,677
Environmental Services - Other	441	—	441	480	—	480
Re-refinery Product Sales	—	30,054	30,054	—	25,436	25,436
Oil Collection Services & RFO	—	4,617	4,617	—	3,289	3,289
Oil Filter Business	—	1,245	1,245	—	1,066	1,066
Revenues from Contracts with Customers	64,050	35,916	99,966	71,688	29,791	101,479
Rental income	5,407	9	5,416	5,765	20	5,785
Total Revenues	$69,457	$35,925	$105,382	$77,453	$29,811	$107,264

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	March 27, 2021	January 2, 2021
Contract assets	$80	$72
Contract liabilities	2,315	2,054
Contract liabilities - net	$2,235	$1,982

During the fiscal quarter ended March 27, 2021, the Company recognized $2.1 million of revenue that was included in the contract liabilities balance as of January 2, 2021. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts Receivable — Net, includes amounts billed to and currently due from customers. The amounts due are stated at their net estimated realizable value. The allowance for doubtful accounts is our best estimate of the amount of probable lifetime-expected credit losses in existing accounts receivable and is determined based on our historical collections experience, age of the receivable, knowledge of the customer and the condition of the general economy and industry as a whole. The Company does not have any off-balance-sheet credit exposure related to its customers.

    Accounts receivable for the first quarter ended March 27, 2021, and the fiscal year ended January 2, 2021 consisted of the following:

(thousands)	March 27, 2021	January 2, 2021
Trade	$52,396	$47,191
Less: allowance for uncollectible accounts	2,553	2,502
Trade - net	49,843	44,689
Related parties	2,771	3,276
Other	—	514
Total accounts receivable - net	$52,614	$48,479

The following table provides the changes in the Company’s allowance for uncollectible accounts for the first quarter ended March 27, 2021, and the fiscal year ended January 2, 2021:

(thousands)	March 27, 2021	January 2, 2021
Balance at beginning of period	$2,502	$2,221
Provision for uncollectible accounts	474	1,919
Accounts written off, net of recoveries	(423)	(1,638)
Balance at end of period	$2,553	$2,502

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	March 27, 2021	January 2, 2021
Solvents and solutions	$6,740	$6,672
Used oil and processed oil	7,500	6,345
Machines	5,364	5,704
Drums and supplies	4,269	4,423
Other	2,012	2,221
Total inventory	25,885	25,365
Less: machine refurbishing reserve	355	387
Total inventory - net	$25,530	$24,978

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first quarter of fiscal 2021 or fiscal 2020.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	March 27, 2021	January 2, 2021
Machinery, vehicles, and equipment	$139,642	$138,496
Buildings and storage tanks	72,939	72,938
Land	5,911	5,909
Leasehold improvements	6,930	6,929
Construction in progress	9,775	8,023
Total property, plant and equipment	235,197	232,295
Less: accumulated depreciation	80,450	79,279
Property, plant and equipment - net	$154,747	$153,016

(thousands)	March 27, 2021	January 2, 2021
Equipment at customers	$83,091	$81,881
Less: accumulated depreciation	59,161	58,770
Equipment at customers - net	$23,930	$23,111

    Depreciation expense for the first quarter ended March 27, 2021 and March 21, 2020 was $2.5 million and $4.4 million, respectively.

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

The following table shows changes to our goodwill balances by segment from January 2, 2021 to March 27, 2021:

(thousands)	Oil Business	Environmental Services	Total

Goodwill at January 2, 2021
Gross carrying amount	$3,952	$35,541	$39,493
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at January 2, 2021	$—	$35,541	$35,541
Goodwill at March 27, 2021
Gross carrying amount	$3,952	35,541	$39,493
Accumulated impairment loss	(3,952)	—	(3,952)
Net book value at March 27, 2021	$—	$35,541	$35,541

The following is a summary of software and other intangible assets:

	March 27, 2021			January 2, 2021
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$30,860	$18,068	$12,792	$30,857	$16,934	$13,923
Software	9,739	5,718	4,021	9,592	5,645	3,947
Non-compete agreements	3,609	3,240	369	3,607	3,212	395
Patents, formulae, and licenses	1,769	856	913	1,769	850	919
Other	1,738	1,349	389	1,738	1,346	392
Total software and intangible assets - net	$47,715	$29,231	$18,484	$47,563	$27,987	$19,576

Amortization expense was $1.2 million for the first quarter ended March 27, 2021, and $0.9 million for the first quarter ended March 21, 2020.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	10
Software	9
Non-compete agreements	4
Other intangibles	7

    The estimated amortization expense for the remainder of fiscal 2021 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2021	$3.7
2022	4.3
2023	3.8
2024	2.1
2025	1.1
2026	0.5

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	March 27, 2021	January 2, 2021
Accounts payable	$30,705	$29,263
Accounts payable - related parties	312	400
Total accounts payable	$31,017	$29,663

(10)    DEBT AND FINANCING ARRANGEMENTS
Bank Credit Facility

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter the Company paid down its previous term loan, in full, of $30.0 million. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan.

Loans made under the Agreement, as amended, may be Base Rate Loans or LIBOR Rate Loans, at the election of the Borrower subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 0.50% and 1.25% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.50% and 2.25% depending on the Company's total leverage ratio. Amounts borrowed under the Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. The Company incurred $0.8 million of debt issuance costs related to the amended credit agreement.

As of the Effective date of March 18, 2021, the effective rate on our term loan was 1.90%.

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

•A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the foregoing 3.00 to 1.00 shall be deemed to be 3.50 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and will thereafter revert to 3.00 to 1.00.

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.
On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the London Interbank Offered Rate by the end of 2021. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement may be LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. The Company is currently evaluating its options under our Credit Agreement, but at this time we cannot reasonably estimate the impact to our financial statements.

Debt at March 27, 2021 and January 2, 2021 consisted of the following:

(thousands)	March 27, 2021	January 2, 2021
Principal amount	$—	$30,000
Less: unamortized debt issuance costs	—	344
Long-term debt, less current maturities	$—	$29,656

For the first quarter ended March 27, 2021, the Company recorded interest expense of $0.3 million with respect to our term loan and credit line, and related amortization of debt issuance costs. For the first quarter ended March 21, 2020, the Company recorded interest expense of $0.4 million of which $0.3 million was with respect to our term loan, and $0.1 million related to amortization of debt issuance costs.

The Company's weighted average interest rate for all debt through the first fiscal quarters of 2021, and 2020, was 2.04% and 3.7%, respectively.

As of March 27, 2021 and January 2, 2021, the Company was in compliance with all covenants under its Credit Agreement. As of March 27, 2021 and January 2, 2021, the Company, had $3.9 million, for both periods of standby letters of credit issued, and $96.1 million and $61.0 million was available for borrowing under the bank credit facility, respectively.

(11)    SEGMENT INFORMATION

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists primarily of the Company's parts cleaning, containerized waste management, wastewater and vacuum service, antifreeze recycling activities, and field services. The Oil Business segment consists primarily of the Company's used oil collection, used oil re-refining activities, and the dehydration of used oil to be sold as recycled fuel oil.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues. Both the Environmental Services and Oil Business segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the first quarters ended March 27, 2021, and March 21, 2020 were as follows:

First Quarter Ended,
March 27, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$53,303	$4,397	$—	$57,700
Product revenues	10,747	31,519	—	42,266
Rental income	5,407	9	—	5,416
Total revenues	$69,457	$35,925	$—	$105,382
Operating expenses
Operating costs	51,880	24,891	—	76,771
Operating depreciation and amortization	1,579	948	—	2,527
Profit before corporate selling, general, and administrative expenses	$15,998	$10,086	$—	$26,084
Selling, general, and administrative expenses			12,188	12,188
Depreciation and amortization from SG&A			1,255	1,255
Total selling, general, and administrative expenses			$13,443	$13,443
Other (income) - net			(108)	(108)
Operating income				12,749
Interest expense – net			324	324
Income before income taxes				$12,425

First Quarter Ended,
March 21, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$60,960	$2,797	$—	$63,757
Product revenues	10,728	26,994	—	37,722
Rental income	5,765	20	—	5,785
Total revenues	$77,453	$29,811	$—	$107,264
Operating expenses
Operating costs	56,404	26,846	—	83,250
Operating depreciation and amortization	2,271	2,055	—	4,326
Profit before corporate selling, general, and administrative expenses	$18,778	$910	$—	$19,688
Selling, general, and administrative expenses			11,522	11,522
Depreciation and amortization from SG&A			942	942
Total selling, general, and administrative expenses			$12,464	$12,464
Other expense - net			272	272
Operating income				6,952
Interest expense – net			214	214
Income before income taxes				$6,738

Total assets by segment as of March 27, 2021 and January 2, 2021 were as follows:

(thousands)	March 27, 2021	January 2, 2021
Total Assets:
Environmental Services	$218,214	$217,297
Oil Business	165,066	160,165
Unallocated Corporate Assets	59,021	84,207
Total	$442,301	$461,669

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

The components of lease expense were as follows:

	For the First Quarter Ended
(thousands)	March 27, 2021	March 21, 2020
Finance lease cost:
Amortization of right-of-use assets	$578	$322
Interest on lease liabilities	112	74
Total finance lease cost	$690	$396

Operating lease cost	$5,405	$6,051
Short-term lease cost	995	1,360
Variable lease cost	702	1,033
Total lease cost	$7,102	$8,444

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$112	$66
Operating cash flows from operating leases	$5,760	$6,523
Financing cash flows from financing leases	$436	$210
Right-of-use assets obtained in exchange for new finance lease liabilities	$250	$3,264
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,820	$588

Weighted-average remaining lease term (years)
Finance leases	5.9	6.6
Operating leases	4.4	4.9

Weighted-average discount rate
Finance leases	3.2%	3.4%
Operating leases	5.6%	5.8%

Future annual minimum lease payment commitments as of March 27, 2021 were as follows:

(thousands)
Year 1	$22,826
Year 2	19,275
Year 3	15,078
Year 4	10,827
Year 5	7,325
thereafter	11,308
Total minimum lease payments	$86,639
Less: imputed interest	10,067
Lease liability	$76,572

Lessor

The Company is a lessor of portions of a buildings and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-

to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of buildings and property.

Rental income was as follows:

	First Quarter Ended,
	March 27, 2021			March 21, 2020
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,407	$—	$5,407	$5,765	$—	$5,765
Railcars	—	—	—	—	16	16
Property	—	9	9	—	4	4
Total rental income	$5,407	$9	$5,416	$5,765	$20	$5,785

Purchase Obligations

The Company may enter into purchase obligations with certain vendors. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. These purchase obligations are generally cancellable with or without notice, without penalty, although certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Company has purchase obligations in the form of open purchase orders of $16.5 million as of March 27, 2021, and $20.0 million as of January 2, 2021, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 27, 2021 and January 2, 2021, the Company had accrued $3.2 million and $3.9 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the first quarter of 2021. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. As of the first quarter of fiscal 2021, the Company's remaining Federal Net Operating Loss ("NOL") was $14.4 million, which will begin to expire in 2034. There are also state NOLs of varying amounts, dependent on each state’s conformity with bonus depreciation. The remaining deferred tax asset related to the Company's state and federal NOLs was a tax effected balance of $3.6 million.

In December 2019, the FASB issued ASU 2019-12, (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 intends to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of ASU 2019-12 does not have a material effect on the Company’s financial statements.

The Company's effective tax rate for the first quarter of fiscal 2021 was 25.9% compared to 21.5% in the first quarter of fiscal 2020. The rate increase is principally attributable to the opposing effect of non-deductible expenses in a projected loss year as compared to a projected income year.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.8 million for uncertain tax positions as of March 27, 2021. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Quarters Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	March 27, 2021	March 21, 2020	March 27, 2021	March 21, 2020
Chief Executive Officer	February, 2017	500,000	$—	$89	$—	$296
Members of Management	February, 2018	116,958	—	142	—	472
Special Incentive Grant	April, 2018	350,000	298	344	1,354	3,084
Members of Management	May, 2019	23,560	59	50	203	408
Members of Management	February, 2020	41,138	38	165	355	705
Board of Directors	April, 2020	14,988	—	66	—	219
Chief Executive Officer	February, 2021	500,000	394	—	5,923	—
Members of Management	February, 2021	35,898	22	184	635	—

On January 8, 2021, the Company and Mr. Brian Recatto entered into an amended Executive Employment Agreement (the “Amended Agreement”) which was effective on February 1, 2021. Pursuant to the Amended Agreement, we replaced in its entirety section 4.3 of the First Amendment to the Executive Employment Agreement relating to equity compensation that was effective February 1, 2017. As of February 1, 2021, Mr. Recatto received a one-time award of 500,000 shares of restricted stock, subject to the achievement of performance criteria established by the Compensation Committee of the Board of Directors pursuant to the Company's 2019 Incentive Plan.

The award date for such Performance-Based Restricted Stock was on February 1, 2021. Such award was granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Performance-Based Restricted Stock one-time award of 500,000 shares received on February 1, 2021, shall vest on January 31, 2025 if Mr. Recatto is employed by the Company on that date, in an amount determined by applying the applicable percentages from the chart below, with the common stock price increases to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the amended agreement commencement date ($21.77) and the common stock price on the potential vesting date (determined by using the weighted average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest.

During the first quarter of fiscal 2021, the Company recorded approximately $0.4 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $5.9 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

Vesting Table
Increase in Stock Price From the Amended Agreement Commencement Date to the Vesting Date	Total Percentage of Restricted Stock Shares to Be Vested
Less than $5 per share increase	—%
$5 per share increase	25% (vest in 125,000 shares)
$10 per share increase	50% (vest in 125,000 shares)
$15 per share increase	75% (vest in 125,000 shares)
$20 or more per share increase	100% (vest in 125,000 shares)

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During the first quarter of fiscal 2021, the Company recorded approximately $0.1 million of compensation expense related to this award.

The following table summarizes the restricted stock activity for the first quarter ended March 27, 2021:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 2, 2021	646,634	$18.28
Granted	535,898	22.02
Vested	(35,497)	15.00
Forfeited	(340,754)	15.05
Nonvested shares outstanding at March 27, 2021	806,281	$22.28

Employee Stock Purchase Plan

As of March 27, 2021, the Company had reserved 73,562 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the first quarter of fiscal 2021, employees purchased 6,072 shares of the Company’s common stock with a weighted average fair market value of $21.11 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarters of fiscal 2021 and 2020, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	First Quarter Ended,
(thousands, except per share amounts)	March 27, 2021	March 21, 2020
Net income	$9,206	$5,291

Weighted average basic shares outstanding	23,373	23,239
Dilutive shares for share–based compensation plans	136	183
Weighted average diluted shares outstanding	23,509	23,422

Net income per share: basic	$0.39	$0.23
Net income per share: diluted	$0.39	$0.23

(16)  OTHER (INCOME) EXPENSE - NET

Other (income) expense - net was $0.1 million of income for the first quarter of fiscal 2021, compared to a net $0.3 million of expense in the first quarter of 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 2, 2021. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2020 filed with the SEC on March 2, 2021. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("first quarter" or "quarter") ended March 27, 2021 and March 21, 2020, respectively. "Fiscal 2020" represents the 53-week period ended January 2, 2021 and "Fiscal 2021" represents the 52-week period beginning January 3, 2021, and ending on January 1, 2022.

Overview

We provide parts cleaning, containerized waste management, used oil collection, wastewater and vacuum, antifreeze recycling, and field services primarily to small and medium sized industrial customers as well as vehicle maintenance customers. We own and operate a used oil re-refinery, several wastewater treatment plants and multiple antifreeze recycling facilities. We believe we are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and industrial services sector in North America, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens. We operate from a network of 89 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, wastewater and vacuum, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 66% of our total Company revenues for the first quarter of fiscal 2021. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which together accounted for approximately 34% of our total Company revenues in the first quarter of fiscal 2021.

    Our operating costs include the costs of obtaining the materials we use in our products and services, such as used oil collected from customers or purchased from third party collectors, solvent, and other chemicals. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Changes in the price of crude oil can impact operating costs indirectly as it may impact the price we pay for solvent or used oil, although we attempt to offset volatility in the oil markets by managing the spread between the costs we incur to obtain our materials and the prices we charge for our products and services. Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, and the costs of operating our re-refinery, recycling centers, wastewater treatment facilities, hubs, and branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of revenues generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of revenues generally decrease.

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

There were no material changes during the first quarter of fiscal 2021 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and through-out 2021.

RESULTS OF OPERATIONS

General

    The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the First Quarter Ended,
(thousands)	March 27, 2021		March 21, 2020

Revenues
Service revenues	$57,700	54.8%	$63,757	59.4%
Product revenues	42,266	40.1%	37,722	35.2%
Rental income	5,416	5.1%	5,785	5.4%
Total revenues	$105,382	100.0%	$107,264	100.0%
Operating expenses
Operating costs	$76,771	72.9%	$83,250	77.6%
Selling, general, and administrative expenses	12,188	11.6%	11,522	10.7%
Depreciation and amortization	3,782	3.6%	5,268	4.9%
Other (income) expense - net	(108)	(0.1)%	272	0.3%
Operating income	12,749	12.1%	6,952	6.5%
Interest expense – net	324	0.3%	214	0.2%
Income before income taxes	12,425	11.8%	6,738	6.3%
Provision for income taxes	3,219	3.1%	1,447	1.3%
Net income	$9,206	8.7%	$5,291	4.9%

Revenues

Revenue for the first quarter of 2021 was $105.4 million compared to $107.3 million for the same quarter of 2020, a decrease of $1.9 million, or 1.8.%. The $1.9 million decrease in revenue was mainly driven by a large field services project that occurred during the first quarter of 2020, but did not reoccur during the first quarter of fiscal 2021, along with volume declines in most of our Environmental Services segment lines of business due to the negative effects of the COVID-19 pandemic, partially offset by 21% revenue growth in the Oil Business segment.

Operating costs

    Operating costs decreased $6.5 million, or 7.7%, during the first quarter of 2021 compared to the first quarter of fiscal 2020 mainly due to lower field services related disposal costs, and lower fleet repair costs, partially offset by higher disposal expense in our containerized waste and vacuum services businesses health and welfare costs.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes, changes in commodity pricing, along with other factors.
Selling, general, and administrative expenses

    Selling, general, and administrative expenses increased $0.7 million, or 5.9%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2020 mainly driven by higher bad debt expense and bank fees.

Other (income) expense - net

Other (income) expense - net was $0.1 million of income for the first quarter of fiscal 2021, compared to a net $0.3 million of expense in the first quarter of 2020.

Interest expense - net

Interest expense - net for the first quarter of fiscal 2021 and fiscal 2020 was $0.3 million and $0.2 million, respectively.

Provision for income taxes

The Company's effective income tax rate for the first quarter of fiscal 2021 was 25.9% compared to 21.5% in the first quarter of fiscal 2020. The rate increase is principally attributable to the opposing effect of non-deductible expenses in a projected loss year as compared to a projected income year.

Segment Information

The following table presents revenues by reportable segment:

	For the First Quarter Ended,		Change
(thousands)	March 27, 2021	March 21, 2020	$	%
Revenues:
Environmental Services	$69,457	$77,453	$(7,996)	(10.3)%
Oil Business	35,925	29,811	6,114	20.5%
Total	$105,382	$107,264	$(1,882)	(1.8)%

In the first quarter of fiscal 2021, Environmental Services revenue was $69.5 million compared to $77.5 million during the first quarter of fiscal 2020. The 10.3% decrease in revenue was mainly due to lingering impacts of the COVID-19 pandemic as well as a large field services project which occurred during the first quarter of 2020, but did not reoccur during the first quarter of fiscal 2021. In addition, we saw volume declines in our parts cleaning and vacuum services lines of business that were partially offset by gains in our antifreeze and containerized waste lines compared to the first quarter of 2020.

During the first quarter of fiscal 2021, Oil Business revenues were a first quarter record of $35.9 million, an increase of $6.1 million, or 20.5%, compared to $29.8 million in the first quarter of fiscal 2020. The increase in revenue was mainly due to an 11% increase in gallons sold and an increase in our selling price for base oil.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	For the First Quarter Ended,		Change

(thousands)	March 27, 2021	March 21, 2020	$	%
Profit before corporate SG&A*
Environmental Services	$15,998	$18,778	$(2,780)	(14.8)%
Oil Business	10,086	910	9,176	1,008.4%
Total	$26,084	$19,688	$6,396	32.5%
*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense decreased $2.8 million, or 14.8%, in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The decrease was mainly due to lower revenues, higher disposal costs for our containerized waste and wastewater and vacuum services businesses as well as higher labor and health and welfare costs. Operating margin for first quarter of 2021 was 23.0% compared to 24.2% in the first quarter of 2020.

Oil Business profit before corporate SG&A expense increased $9.2 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. The higher operating margin compared to the first quarter of 2020 was mainly due to higher base oil selling price and sales volumes, the shift from a net pay-for-oil position to a net charge-for-oil position as well as a lower third party used oil feedstock cost per gallon. Oil Business segment operating margin sharply increased to a record 28.1% in the first quarter of 2021 compared to 3.1% in the first quarter of fiscal 2020.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 27, 2021 and January 2, 2021, cash and cash equivalents were $46.7 million and $67.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

Debt and Financing Arrangements

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter the Company paid down its previous term loan, in full, of $30.0 million. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan.

Loans made under the Agreement, as amended, may be Base Rate Loans or LIBOR Rate Loans, at the election of the Borrower subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the London Interbank Offering Rate (“LIBOR”) plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of between 0.50% and 1.25% depending on the Company's total leverage ratio, calculated on a consolidated basis. LIBOR rate loans have an interest rate equal to (i) the LIBOR rate plus (ii) a variable margin of between 1.50% and 2.25% depending on the Company's total leverage ratio. Amounts borrowed under the Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. The Company incurred $0.8 million of debt issuance costs related to the amended credit agreement.

As of the Effective date of March 18, 2021, the effective rate on our revolving loan was 1.90%.

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

•A total leverage ratio no greater than 3.0 to 1.0, provided that in the event of a permitted acquisition having an aggregate consideration equal to $10.0 million or more, at the Borrower’s election, the foregoing 3.00 to 1.00 shall be deemed to be 3.50 to 1.00 for the fiscal quarter in which such permitted acquisition occurs and the three immediately following fiscal quarters and will thereafter revert to 3.00 to 1.00.

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.
On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the London Interbank Offered Rate by the end of 2021. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement may be LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. The Company is currently evaluating its options under our Credit Agreement, but at this time we cannot reasonably estimate the impact to our financial statements.
The Company's weighted average interest rate for all debt through the first fiscal quarters of 2021, and 2020, was 2.04% and 3.7%, respectively.

As of March 27, 2021 and January 2, 2021, the Company was in compliance with all covenants under its Credit Agreement. As of March 27, 2021 and January 2, 2021, the Company, had $3.9 million, for both periods of standby letters of credit issued, and $96.1 million and $61.0 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	For the First Quarter Ended,
(thousands)	March 27, 2021	March 21, 2020
Net cash provided by (used in):
Operating activities	$16,203	$10,476
Investing activities	(5,262)	(9,842)
Financing activities	(31,847)	(4,390)
Net decrease in cash and cash equivalents	$(20,906)	$(3,756)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2021 and the first quarter of fiscal 2020 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during the first quarter of 2021 favorably impacted our net cash provided by operating activities by $3.9 million compared to the first quarter of 2020.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $4.9 million compared to the decrease in accounts receivable during in the first quarter of fiscal 2020.

•Accounts Payable — The increase in accounts payable had a favorable impact on cash provided by operating activities of $6.6 million in the first quarter of fiscal 2021.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	For the First Quarters Ended,
(thousands)	March 27, 2021	March 21, 2020
Re-refinery capital improvements	$1.1	$3.1
Trucks and trailers	1.5	1.4
Parts cleaning machines	1.2	0.2
Various other projects	1.6	5.2
Total	$5.4	$9.9

•Net Cash Used in Financing Activities — During the first quarter the Company paid down its previous term loan, in full, of $30.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our Credit Facility during the first quarter of fiscal 2021 was $28.9 million, and the annual effective interest rate for the Credit Facility for the first quarter of fiscal 2021 was 2.04%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.3 million to our interest expense in the first quarter of fiscal 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the first quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 4, 2021	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer