Form 10-Q
period 2021-06-19
Heritage-Crystal Clean, Inc.
filed 2021-07-28
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 19, 2021
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
Yes ☐ No ☒

On July 27, 2021, there were outstanding 24,212,983 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 19, 2021	January 2, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,272	$67,575
Accounts receivable - net	59,393	48,479
Inventory - net	25,956	24,978
Assets held for sale	1,125	2,446
Other current assets	5,053	8,005
Total current assets	158,799	151,483
Property, plant and equipment - net	156,039	153,016
Right of use assets	76,908	78,942
Equipment at customers - net	23,950	23,111
Software and intangible assets - net	17,824	19,576
Goodwill	35,541	35,541
Other assets	780	—
Total assets	$469,841	$461,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,186	$29,663
Current portion of lease liabilities	20,770	19,198
Contract liabilities - net	2,314	1,983
Accrued salaries, wages, and benefits	6,154	6,647
Taxes payable	10,120	10,592
Other current liabilities	6,341	4,918
Total current liabilities	77,885	73,001
Lease liabilities, net of current portion	57,904	60,294
Long-term debt, less current maturities	—	29,656
Other long term liabilities	196	—
Deferred income taxes	29,830	21,218
Total liabilities	$165,815	$184,169

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,410,606 and 23,340,700 shares issued and outstanding at June 19, 2021 and January 2, 2021, respectively	$234	$233
Additional paid-in capital	203,356	201,148
Retained earnings	100,436	76,119
Total stockholders' equity	$304,026	$277,500

Total liabilities and stockholders' equity	$469,841	$461,669

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 19, 2021	June 13, 2020	June 19, 2021	June 13, 2020

Revenues
Service revenues	$60,033	$52,247	$117,732	$116,004
Product revenues	51,551	21,863	93,817	59,584
Rental income	5,695	5,408	11,111	11,194
Total revenues	$117,279	$79,518	$222,660	$186,782

Operating expenses
Operating costs	$78,329	$72,293	$155,099	$155,543
Selling, general, and administrative expenses	13,039	11,134	25,228	22,656
Depreciation and amortization	5,619	5,455	9,401	10,723
Other (income) - net	(330)	(6,796)	(439)	(6,525)
Operating income (loss)	20,622	(2,568)	33,371	4,385
Interest expense – net	177	344	501	558
Income (loss) before income taxes	20,445	(2,912)	32,870	3,827
Provision for (benefit from) income taxes	5,334	(254)	8,553	1,194
Net income (loss)	$15,111	$(2,658)	$24,317	$2,633

Net income (loss) per share: basic	$0.65	$(0.11)	$1.04	$0.11
Net income (loss) per share: diluted	$0.64	$(0.11)	$1.03	$0.11

Number of weighted average shares outstanding: basic	23,404	23,260	23,389	23,249
Number of weighted average shares outstanding: diluted	23,565	23,260	23,537	23,434

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Second Quarter Ended June 19, 2021 and June 13, 2020
(Unaudited)

Second Quarter Ended,
June 19, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Equity

Balance at March 27, 2021	23,390,434	$234	$201,758	$85,325	$287,317
Net income	—	—	—	15,111	15,111
Issuance of common stock – ESPP	4,750	—	126	—	126
Share-based compensation	15,422	—	1,472	—	1,472
Balance at June 19, 2021	23,410,606	$234	$203,356	$100,436	$304,026

Second Quarter Ended,
June 13, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Equity

Balance at March 21, 2020	23,247,912	$232	$198,305	$69,473	$268,010
Net loss	—	—	—	(2,658)	(2,658)
Issuance of common stock – ESPP	9,159	—	135	—	135
Share-based compensation	12,391	1	552	—	553
Balance at June 13, 2020	23,269,462	$233	$198,992	$66,815	$266,040

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Half Ended June 19, 2021 and June 13, 2020
(Unaudited)

First Half Ended,
June 19, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance, January 2, 2021	23,340,700	$233	$201,148	$76,119	$277,500	$—	$277,500
Net income	—	—	—	24,317	24,317	—	24,317
Issuance of common stock – ESPP	10,822	—	247	—	247	—	247
Share-based compensation	59,084	1	2,690	—	2,691	—	2,691
Share repurchases to satisfy tax withholding obligations	—	—	(729)	—	(729)	—	(729)
Balance at June 19, 2021	23,410,606	$234	$203,356	$100,436	304,026	$—	304,026

First Half Ended,
June 13, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 28, 2019	23,191,498	$232	$200,583	$64,182	$264,997	$634	$265,631
Net income	—	—	—	2,633	2,633	—	2,633
Non-controlling interest acquisition	—	—	(2,678)	—	(2,678)	—	(2,678)
Distribution	—	—	—	—	—	(634)	(634)
Issuance of common stock – ESPP	13,261	—	257	—	257	—	257
Share-based compensation	64,703	1	1,621	—	1,622	—	1,622
Share repurchases to satisfy tax withholding obligations	—	—	(791)	—	(791)	—	(791)
Balance at June 13, 2020	23,269,462	$233	$198,992	$66,815	$266,040	$—	$266,040

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 19, 2021	June 13, 2020
Cash flows from Operating Activities:
Net income	$24,317	$2,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,401	10,723
Reversal of provision for class action settlement in excess of payout	—	(6,502)
Uncollectible provision	567	1,110
Share-based compensation	2,886	1,622
Deferred taxes	8,612	1,361
Other, net	(30)	(126)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,481)	8,128
(Increase) decrease in inventory	(978)	3,751
Decrease in other current assets	2,948	747
Increase (decrease) in accounts payable	2,149	(4,823)
Increase (decrease) in accrued liabilities	2,952	(886)
Cash provided by operating activities	$41,343	$17,738

Cash flows from Investing Activities:
Capital expenditures	$(10,926)	$(13,137)
Proceeds from sale of assets	1,533	—
Business acquisitions, net of cash acquired	—	(10,007)
Cash used in investing activities	$(9,393)	$(23,144)

Cash flows from Financing Activities:
Payment of Term Loan	(30,000)	—
Debt Issuance Costs	(822)	—
Repayment of principal on finance leases	(949)	(462)
Share repurchases to satisfy tax withholding obligations	(729)	(791)
Proceeds from the issuance of common stock	247	257
Payments of deferred and contingent consideration	—	(198)
Distributions to noncontrolling interest	—	(3,312)
Cash used in financing activities	$(32,253)	$(4,506)
Net decrease in cash and cash equivalents	(303)	(9,912)
Cash and cash equivalents, beginning of period	67,575	60,694
Cash and cash equivalents, end of period	$67,272	$50,782

Supplemental disclosure of cash flow information:
Income taxes paid	$637	$61
Cash paid for interest	108	370
Supplemental disclosure of non-cash information:
Payables for construction in progress	375	937
See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 19, 2021

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, hazardous and non-hazardous containerized waste, used oil collection, wastewater vacuum, antifreeze recycling and field services primarily to small and mid-sized industrial and vehicle maintenance customers. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products. The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is primarily sold as recycled fuel oil. The Company also operates multiple wastewater treatment plants and antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, wastewater vacuum services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on January 2, 2021. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, containerized waste removal services, wastewater vacuum services, field services, and other services; rental income includes embedded lease income from certain of our parts cleaning contracts. In the Company's Oil Business segment, product revenues primarily consist of sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of wastewater and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021. There have been no material changes in these policies or their application during the second quarter of fiscal 2021.

Recently Issued Accounting Standards Adopted
Standard	Issuance Date	Description	Effective Date	Effect on the Financial Statements
ASU 2020-04: Reference Rate Reform (Topic 848)	March 12, 2020	In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022.	The Company plans on applying the accounting standard to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR on a prospective basis.	As the Company currently does not have any financial instruments impacted by LIBOR, the effect on the financial statements is not material.

(3)    BUSINESS COMBINATIONS

On March 31, 2020, the Company completed the acquisition of certain assets of Gro America (“Gro”), which has expanded our network of wastewater processing facilities and augmented our field services capabilities to better serve our customers throughout the Midwestern United States. The purchase price was $10.0 million subject to certain adjustments, including a working capital adjustment, and was allocated based on our estimates and assumptions of the approximate fair values of assets acquired and liabilities assumed on the acquisition date. To date, there have been no adjustments to the purchase price. Goodwill recognized from the acquisition of Gro America represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. Factors leading to goodwill being recognized consist of the Company's expectations of synergies from combining operations of Gro America and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. Transaction costs incurred in conjunction with the acquisition of Gro America were immaterial. The results of Gro America are consolidated into the Company’s Environmental Services segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash acquired, related to the Gro America acquisition:

(thousands)	As of June 19, 2021

Accounts receivable	$752
Property, plant, & equipment	1,490
Intangible assets	5,300
Goodwill	2,541
Accounts payable	(76)
Total purchase price, net of cash acquired	$10,007

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

The following table disaggregates our revenue by major lines:

	Second Quarter Ended,
	June 19, 2021			June 13, 2020
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$40,741	$—	$40,741	$33,283	$—	$33,283
Wastewater Vacuum Services	14,848	—	14,848	11,558	—	11,558
Field Services	4,749	—	4,749	4,562	—	4,562
Antifreeze Business	6,285	—	6,285	4,562	—	4,562
Environmental Services - Other	407	—	407	427	—	427
Re-refinery Product Sales	—	38,830	38,830	—	12,051	12,051
Oil Collection Services & RFO	—	4,552	4,552	—	6,658	6,658
Oil Filter Business	—	1,172	1,172	—	1,009	1,009
Revenues from Contracts with Customers	67,030	44,554	111,584	54,392	19,718	74,110
Rental income	5,686	9	5,695	5,408	—	5,408
Total Revenues	$72,716	$44,563	$117,279	$59,800	$19,718	$79,518

	First Half Ended,
	June 19, 2021			June 13, 2020
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$79,574	$—	$79,574	$73,573	$—	$73,573
Wastewater Vacuum Services	28,541	—	28,541	26,176	—	26,176
Field Services	8,845	—	8,845	14,185	—	14,185
Antifreeze Business	13,273	—	13,273	11,238	—	11,238
Environmental Services - Other	847	—	847	907	—	907
Re-refinery Product Sales	—	68,883	68,883	—	37,488	37,488
Oil Collection Services & RFO	—	9,169	9,169	—	9,947	9,947
Oil Filter Business	—	2,417	2,417	—	2,074	2,074
Revenues from Contracts with Customers	131,080	80,469	211,549	126,079	49,509	175,588
Rental income	11,093	18	11,111	11,173	21	11,194
Total Revenues	$142,173	$80,487	$222,660	$137,252	$49,530	$186,782

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	June 19, 2021	January 2, 2021
Contract assets	$90	$71
Contract liabilities	2,404	2,054
Contract liabilities - net	$2,314	$1,983

During the fiscal quarter ended June 19, 2021, the Company recognized no revenue that was included in the contract liabilities balance as of January 2, 2021. During the first half ended June 19, 2021, the Company recognized $2.1 million of revenue that was included in the contract liabilities balance as of January 2, 2021. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Accounts receivable for the second quarter ended June 19, 2021, and the fiscal year ended January 2, 2021 consisted of the following:

(thousands)	June 19, 2021	January 2, 2021
Trade	$55,470	$47,191
Less: allowance for uncollectible accounts	2,457	2,502
Trade - net	53,013	44,689
Related parties	5,939	3,276
Other	441	514
Total accounts receivable - net	$59,393	$48,479

The following table provides the changes in the Company’s allowance for uncollectible accounts for the second quarter ended June 19, 2021, and the fiscal year ended January 2, 2021:

(thousands)	June 19, 2021	January 2, 2021
Balance at beginning of period	$2,502	$2,221
Provision for uncollectible accounts	567	1,919
Accounts written off, net of recoveries	(612)	(1,638)
Balance at end of period	$2,457	$2,502

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	June 19, 2021	January 2, 2021
Solvents and solutions	$7,200	$6,672
Used oil and processed oil	7,495	6,345
Machines	4,959	5,704
Drums and supplies	4,595	4,423
Other	2,137	2,221
Total inventory	26,386	25,365
Less: machine refurbishing reserve	430	387
Total inventory - net	$25,956	$24,978

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had $0.2 million of inventory write downs during the second quarter of fiscal 2021 and none during the second quarter of fiscal 2020.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	June 19, 2021	January 2, 2021
Machinery, vehicles, and equipment	$141,696	$138,496
Buildings and storage tanks	73,858	72,938
Land	5,913	5,909
Leasehold improvements	7,001	6,929
Construction in progress	8,671	8,023
Total property, plant and equipment	237,139	232,295
Less: accumulated depreciation	81,100	79,279
Property, plant and equipment - net	$156,039	$153,016

(thousands)	June 19, 2021	January 2, 2021
Equipment at customers	$84,101	$81,881
Less: accumulated depreciation	60,151	58,770
Equipment at customers - net	$23,950	$23,111

Depreciation expense for the second quarters ended June 19, 2021 and June 13, 2020 was $4.6 million and $4.5 million, respectively, and depreciation expense for the first half ended June 19, 2021 and June 13, 2020 was $7.1 million and $8.8 million, respectively.

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

The following table shows changes to our goodwill balances by segment from January 2, 2021 to June 19, 2021:

(thousands)	Environmental Services	Total

Goodwill at January 2, 2021
Gross carrying amount	$35,541	$35,541
Accumulated impairment loss	—	—
Net book value at January 2, 2021	$35,541	$35,541
Goodwill at June 19, 2021
Gross carrying amount	35,541	$35,541
Accumulated impairment loss	—	—
Net book value at June 19, 2021	$35,541	$35,541

The following is a summary of software and other intangible assets:

	June 19, 2021			January 2, 2021
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$30,862	$18,863	$11,999	$30,857	$16,934	$13,923
Software	9,925	5,887	4,038	9,592	5,645	3,947
Non-compete agreements	3,610	3,272	338	3,607	3,212	395
Patents, formulae, and licenses	1,769	871	898	1,769	850	919
Other	1,934	1,383	551	1,738	1,346	392
Total software and intangible assets	$48,100	$30,276	$17,824	$47,563	$27,987	$19,576

Amortization expense was $1.0 million for the second quarter ended June 19, 2021, and $1.0 million for the second quarter ended June 13, 2020. Amortization expense was $2.3 million for the first half ended June 19, 2021, and $1.9 million for the first half ended June 13, 2020.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	10
Software	9
Non-compete agreements	5
Other intangibles	7

    The estimated amortization expense for the remainder of fiscal 2021 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2021	$2.4
2022	4.3
2023	3.7
2024	2.1
2025	1.1
2026	0.5

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	June 19, 2021	January 2, 2021
Accounts payable	$31,623	$29,263
Accounts payable - related parties	563	400
Total accounts payable	$32,186	$29,663

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
On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the London Interbank Offered Rate by the end of 2021. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement may be LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. The Company is currently evaluating its options under our Credit Agreement.

Debt at June 19, 2021 and January 2, 2021 consisted of the following:

(thousands)	June 19, 2021	January 2, 2021
Principal amount	$—	$30,000
Less: unamortized debt issuance costs	—	344
Long-term debt, less current maturities	$—	$29,656

For the second quarter ended June 19, 2021, the Company recorded interest expense of $0.3 million with respect to our credit line, and related amortization of debt issuance costs. For the second quarter ended June 13, 2020, the Company recorded interest expense of $0.4 million of which $0.3 million was with respect to our term loan, and $0.1 million related to amortization of debt issuance costs. For the first half ended June 19, 2021, the Company recorded interest expense of $0.3 million with respect to our term loan and credit line, and related amortization of debt issuance costs. For the first half ended June 13, 2020, the Company recorded interest expense of $0.9 million, of which $0.8 million was with respect to our term loan, and $0.1 million related to amortization of debt issuance costs.

The Company's weighted average interest rate for all debt through the second fiscal quarters of 2021, and 2020, was 2.04% and 3.7%, respectively.

As of June 19, 2021 and January 2, 2021, the Company was in compliance with all covenants under its Credit Agreement. As of June 19, 2021 and January 2, 2021, the Company, had $5.6 million and $3.9 million, of standby letters of credit issued, respectively, and $94.4 million and $61.0 million was available for borrowing under the bank credit facility, respectively.

(11)    SEGMENT INFORMATION

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists primarily of the Company's parts cleaning, containerized waste management, wastewater vacuum service, antifreeze recycling activities, and field services. The Oil Business segment consists primarily of the Company's used oil collection, used oil re-refining activities, and the dehydration of used oil to be sold as recycled fuel oil.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues. Both the Environmental Services and Oil Business segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the second quarters ended June 19, 2021 and June 13, 2020 were as follows:

Second Quarter Ended,
June 19, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$56,403	$3,630	$—	$60,033
Product revenues	10,627	40,924	—	51,551
Rental income	5,686	9	—	5,695
Total revenues	$72,716	$44,563	$—	$117,279
Operating expenses
Operating costs	51,119	27,210	—	78,329
Operating depreciation and amortization	2,430	2,109	—	4,539
Profit before corporate selling, general, and administrative expenses	$19,167	$15,244	$—	$34,411
Selling, general, and administrative expenses			13,039	13,039
Depreciation and amortization from SG&A			1,080	1,080
Total selling, general, and administrative expenses			$14,119	$14,119
Other (income) - net			(330)	(330)
Operating income				20,622
Interest expense – net			177	177
Income before income taxes				$20,445

Second Quarter Ended,
June 13, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$46,097	$6,150	$—	$52,247
Product revenues	8,295	13,568	—	21,863
Rental income	5,408	—	—	5,408
Total revenues	$59,800	$19,718	$—	$79,518
Operating expenses
Operating costs	49,104	23,189	—	72,293
Operating depreciation and amortization	2,348	2,082	—	4,430
Profit (loss) before corporate selling, general, and administrative expenses	$8,348	$(5,553)	$—	$2,795
Selling, general, and administrative expenses			11,134	11,134
Depreciation and amortization from SG&A			1,025	1,025
Total selling, general, and administrative expenses			$12,159	$12,159
Other income - net			(6,796)	(6,796)
Operating loss				(2,568)
Interest expense – net			344	344
Loss before income taxes				$(2,912)

Segment results for the first half ended June 19, 2021, and June 13, 2020 were as follows:

First Half Ended,
June 19, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$109,706	$8,026		$117,732
Product revenues	21,374	72,443	—	93,817
Rental income	11,093	18		11,111
Total revenues	$142,173	$80,487	$—	$222,660
Operating expenses
Operating costs	102,999	52,100	—	155,099
Operating depreciation and amortization	4,008	3,058		7,066
Profit before corporate selling, general, and administrative expenses	$35,166	$25,329	$—	$60,495
Selling, general, and administrative expenses			25,228	25,228
Depreciation and amortization from SG&A			2,335	2,335
Total selling, general, and administrative expenses			$27,563	$27,563
Other (income) - net			(439)	(439)
Operating income				33,371
Interest expense – net			501	501
Income before income taxes				$32,870

First Half Ended,
June 13, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$107,056	$8,948	$—	$116,004
Product revenues	19,023	40,561	—	59,584
Rental income	11,173	21	—	11,194
Total revenues	$137,252	$49,530	$—	$186,782
Operating expenses
Operating costs	105,508	50,035	—	155,543
Operating depreciation and amortization	4,618	4,136	—	8,754
Profit (loss) before corporate selling, general, and administrative expenses	$27,126	$(4,641)	$—	$22,485
Selling, general, and administrative expenses			22,656	22,656
Depreciation and amortization from SG&A			1,969	1,969
Total selling, general, and administrative expenses			$24,625	$24,625
Other income - net			(6,525)	(6,525)
Operating income				4,385
Interest expense – net			558	558
Income before income taxes				$3,827

Total assets by segment as of June 19, 2021 and January 2, 2021 were as follows:

(thousands)	June 19, 2021	January 2, 2021
Total Assets:
Environmental Services	$215,196	$217,297
Oil Business	174,467	160,165
Unallocated Corporate Assets	80,178	84,207
Total	$469,841	$461,669

Segment assets for the Environmental Services and Oil Business segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, goodwill, and inventories. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters as well as cash and net deferred tax assets.

(12)    COMMITMENTS AND CONTINGENCIES

LEASES

Lessee

The Company leases buildings and property, railcars, machinery and equipment, and various types of vehicles and trailers for use in our operations. Each arrangement is evaluated individually to determine if the arrangement is or contains a lease at inception. The Company has lease agreements with lease and non-lease components and we have elected to not separate lease and non-lease components for all classes of underlying assets. In addition, our lease agreements do not contain any material residual guarantees or restrictive covenants.

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

Lessor

The Company is a lessor of portions of buildings and property, railcars, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. Contained in Note 7, “Property, plant, and equipment,” are disclosures concerning the Company’s underlying assets under operating leases. The Company has made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of railcars and portions of buildings and property.

Rental income was as follows:

	Second Quarter Ended,
	June 19, 2021			June 13, 2020
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,636	$—	$5,636	$5,408	$—	$5,408
Railcars	—	—	—	—	—	—
Property	50	9	59	—	—	—
Total rental income	$5,686	$9	$5,695	$5,408	$—	$5,408

	First Half Ended,
	June 19, 2021			June 13, 2020
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$11,043	$—	$11,043	$11,173	$—	$11,173
Railcars	—	—	—	—	16	16
Property	50	18	68	—	5	5
Total rental income	$11,093	$18	$11,111	$11,173	$21	$11,194

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

The Company has purchase obligations in the form of open purchase orders of $22.4 million as of June 19, 2021, and $20.0 million as of January 2, 2021, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 19, 2021 and January 2, 2021, the Company had accrued $3.2 million and $3.9 million related to loss contingencies and other contingent liabilities, respectively.

(13)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the second quarter of 2021. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. The accelerated tax depreciation generated tax losses in most years from fiscal 2011 through fiscal 2019 which resulted in Net Operating Loss (“NOL”) carryovers that would begin to expire in 2031. We expect to fully utilize substantially all of the NOLs during 2021.

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

The Company's effective tax rate for the second quarter of fiscal 2021 was 26.1% compared to 8.7% in the second quarter of fiscal 2020. The rate increase is principally attributable to the opposing effect on the tax rate from changes in year-to-date earnings in an income quarter as compared to a loss quarter.

The Company’s effective rate for the first half of fiscal 2021 was 26.0% compared to 31.2% in the first half of fiscal 2020. The rate decrease is principally attributable to income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively lower anticipated tax expense due to higher pre-tax income for fiscal 2021.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.8 million for uncertain tax positions as of June 19, 2021. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Half Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	June 19, 2021	June 13, 2020	June 19, 2021	June 13, 2020
Chief Executive Officer	February, 2017	500,000	$—	$213	$—	$294
Members of Management	February, 2018	116,958	—	248	—	367
Special Incentive Grant	April, 2018	350,000	810	251	1,111	2,371
Members of Management	May, 2019	23,560	110	84	145	374
Members of Management	February, 2020	41,138	66	302	280	568
Board of Directors	April, 2020	14,988	—	132	—	153
Chief Executive Officer	February, 2021	500,000	912	—	5,310	—
Members of Management	February, 2021	35,898	71	—	586	—
Board of Directors	April, 2021	11,487	150	—	182	—

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

During the second quarter of fiscal 2021, the Company recorded approximately $0.4 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $5.9 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During the second quarter of fiscal 2021, the Company recorded approximately $0.1 million of compensation expense related to this award. During the first half of fiscal 2021, the Company recorded approximately $0.2 million of compensation expense related to this award.

The following table summarizes the restricted stock activity for the second quarter ended June 19, 2021:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 2, 2021	646,634	$18.28
Granted	547,385	22.17
Vested	(50,485)	16.19
Forfeited	(341,574)	15.04
Nonvested shares outstanding at June 19, 2021	801,960	$22.43

Employee Stock Purchase Plan

As of June 19, 2021, the Company had reserved 68,812 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the second quarter of fiscal 2021, employees purchased 4,750 shares of the Company’s common stock with a weighted average fair market value of $24.05 per share.

(15)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarters and first half of fiscal 2021 and 2020, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Second Quarter Ended,		First Half Ended,
(thousands, except per share amounts)	June 19, 2021	June 13, 2020	June 19, 2021	June 13, 2020
Net income (loss)	$15,111	$(2,658)	$24,317	$2,633

Weighted average basic shares outstanding	23,404	23,260	23,389	23,249
Dilutive shares for share–based compensation plans	161	—	148	185
Weighted average diluted shares outstanding	23,565	23,260	23,537	23,434

Net income per share: basic	$0.65	$(0.11)	$1.04	$0.11
Net income per share: diluted	$0.64	$(0.11)	$1.03	$0.11

(16)  OTHER (INCOME) EXPENSE - NET

Other (income) expense - net was $0.3 million of income for the second quarter of fiscal 2021, compared to a net $6.8 million of income in the second quarter of 2020. Other (income) expense - net was $0.4 million of income for the first half of fiscal 2021, compared to a net $6.5 million of income in the first half of fiscal 2020. The 2020 other income included approximately $6.5 million of income from the reversal of a portion of the expense accrual for a class action settlement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 2, 2021. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2020 filed with the SEC on March 2, 2021. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("second quarter" or "quarter") ended June 19, 2021 and June 13, 2020, respectively. "Fiscal 2020" represents the 53-week period ended January 2, 2021 and "Fiscal 2021" represents the 52-week period beginning January 3, 2021, and ending on January 1, 2022.

Overview

We provide parts cleaning, containerized waste management, used oil collection, wastewater vacuum, antifreeze recycling, and field services primarily to small and medium sized industrial customers as well as vehicle maintenance customers. We own and operate a used oil re-refinery, several wastewater treatment plants and multiple antifreeze recycling facilities. We believe we are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and industrial services sector in North America, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens. We operate from a network of 89 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, wastewater vacuum, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 62.0% of our total Company revenues for the second quarter of fiscal 2021. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection, used oil re-refining activities, and recycled fuel oil ("RFO") sales which together accounted for approximately 38.0% of our total Company revenues in the second quarter of fiscal 2021.

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

There were no material changes during the second quarter of fiscal 2021 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2021.

RESULTS OF OPERATIONS

General

    The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	Second Quarter Ended,				First Half Ended,
(thousands)	June 19, 2021		June 13, 2020		June 19, 2021		June 13, 2020

Revenues
Service revenues	$60,033	51.2%	$52,247	65.7%	$117,732	52.9%	$116,004	62.1%
Product revenues	51,551	44.0%	21,863	27.5%	93,817	42.1%	59,584	31.9%
Rental income	5,695	4.9%	5,408	6.8%	11,111	5.0%	11,194	6.0%
Total revenues	$117,279	100.0%	$79,518	100.0%	$222,660	100.0%	$186,782	100.0%
Operating expenses
Operating costs	$78,329	66.8%	$72,293	90.9%	$155,099	69.7%	$155,543	83.3%
Selling, general, and administrative expenses	13,039	11.1%	11,134	14.0%	25,228	11.3%	22,656	12.1%
Depreciation and amortization	5,619	4.8%	5,455	6.9%	9,401	4.2%	10,723	5.7%
Other (income) expense - net	(330)	(0.3)%	(6,796)	(8.5)%	(439)	(0.2)%	(6,525)	(3.5)%
Operating income (loss)	20,622	17.6%	(2,568)	(3.2)%	33,371	15.0%	4,385	2.3%
Interest expense – net	177	0.2%	344	0.4%	501	0.2%	558	0.3%
Income (loss) before income taxes	20,445	17.4%	(2,912)	(3.7)%	32,870	14.8%	3,827	2.0%
Provision for (benefit from) income taxes	5,334	4.5%	(254)	(0.3)%	8,553	3.8%	1,194	0.6%
Net income	$15,111	12.9%	$(2,658)	(3.3)%	$24,317	10.9%	$2,633	1.4%

Revenues

Revenue for the second quarter of 2021 was $117.3 million compared to $79.5 million for the same quarter of 2020, an increase of $37.8 million, or 47.5.%. The $37.8 million increase in revenue was mainly driven by a continued growth and recovery as a result of the COVID-19 pandemic which negatively impacted 2020 revenues. In addition, base oil selling prices continued to increase during the second quarter which resulted in an increase in revenue along with a higher volume of base oil sold. For the first half of fiscal 2021, revenues increased $35.9 million, or 19.2%, from $186.8 million in the first half of fiscal 2020 to $222.7 million in the first half of 2021 mainly driven mainly by COVID-19 related volume increases during the second quarter and an increase in base oil selling prices and base oil volume sold during the first half of fiscal 2021.

Operating costs

Operating costs increased $6.0 million, or 8.3%, during the second quarter of 2021 compared to the second quarter of fiscal 2020 mainly due to higher labor costs, health and welfare costs, transportation related expenses and higher used oil feedstock volume as a result of more business activity due to the lessening impacts of the COVID-19 pandemic. Operating costs decreased $0.4 million, or (0.3)%, in the first half of fiscal 2021 compared to the first half of fiscal 2020.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes, changes in commodity pricing, along with other factors.
Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1.9 million, or 17.1%, from the second quarter of fiscal 2020 to the second quarter of fiscal 2021 mainly driven by the increase in bonus reserve. Selling, general, and administrative expenses increased $2.6 million, or 11.4%, from the first half of fiscal 2020 to the first half of fiscal 2021.

Other (income) expense - net

Other (income) expense - net was $0.3 of income for the second quarter of fiscal 2021, compared to a net $6.8 million of income in the second quarter of 2020 mainly driven by a $6.5 million reversal of settlement claims in the second quarter of 2020. Other (income) expense - net was $0.4 million of income for the first half of fiscal 2021, compared to a net $6.5 million of income in the first half of 2020.

Interest expense - net

Interest expense - net for the second quarter of fiscal 2021 and fiscal 2020 was $0.2 million and $0.3 million, respectively. Interest expense - net for the first half of fiscal 2021 and 2020 was $0.5 million and $0.6 million respectively.

Provision for income taxes

The Company's effective income tax rate for the second quarter of fiscal 2021 was 26.1% compared to 8.7% in the second quarter of fiscal 2020. The rate increase is principally attributable to the opposing effect of non-deductible expenses in a projected loss year as compared to a projected income year.

The Company’s effective rate for the first half of fiscal 2021 was 26.0% compared to 31.2% in the first half of fiscal 2020. The rate decrease is principally attributable to income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively lower anticipated tax expense due to higher pre-tax income for fiscal 2021.

Segment Information

The following table presents revenues by reportable segment:

	Second Quarter Ended,		Change
(thousands)	June 19, 2021	June 13, 2020	$	%
Revenues:
Environmental Services	$72,716	$59,800	$12,916	21.6%
Oil Business	44,563	19,718	24,845	126.0%
Total	$117,279	$79,518	$37,761	47.5%

	First Half Ended,		Change
(thousands)	June 19, 2021	June 13, 2020	$	%
Revenues:
Environmental Services	$142,173	$137,252	$4,921	3.6%
Oil Business	80,487	49,530	30,957	62.5%
Total	$222,660	$186,782	$35,878	19.2%

In the second quarter of fiscal 2021, Environmental Services revenue was $72.7 million compared to $59.8 million during the second quarter of fiscal 2020. The 21.6% increase in revenue was mainly due to continuing recovery from the COVID-19 pandemic when compared to the second quarter of 2020. We saw volume increases in all of our lines of business compared to the second quarter of 2020. For the first half of fiscal 2021, Environmental Services revenue was $142.2 million, compared to $137.3 million during the first half of fiscal 2020.

During the second quarter of fiscal 2021, Oil Business revenues were a 12-week quarter record of $44.6 million, an increase of $24.8 million, or 126.0%, compared to $19.7 million in the second quarter of fiscal 2020. The increase in revenue was mainly due to an increase in our selling price for base oil and an increase in the volume of base oil sold. For the first half of fiscal 2021, Oil Business revenues were $80.5 million, compared to $49.5 million during the first half of fiscal 2020. The increase in revenue was driven primarily by the higher base oil sales price and volume sold during the first half of fiscal 2021.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	Second Quarter Ended,		Change

(thousands)	June 19, 2021	June 13, 2020	$	%
Profit before corporate SG&A*
Environmental Services	$19,167	$8,348	$10,819	129.6%
Oil Business	15,244	(5,553)	20,797	N/M
Total	$34,411	$2,795	$31,616	1,131.2%

	First Half Ended,		Change

(thousands)	June 19, 2021	June 13, 2020	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$35,166	$27,126	$8,040	29.6%
Oil Business	25,329	(4,641)	29,970	N/M
Total	$60,495	$22,485	$38,010	169.0%
*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $10.8 million, or 129.6%, in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. The increase was mainly driven by higher revenues due to the waning of the negative impacts of the COVID-19 pandemic which produced improved leveraging of fixed costs. Operating margin for second quarter of 2021 was 26.4% compared to 14.0% in the second quarter of 2020.

Environmental Services profit before corporate SG&A expense increased $8.0 million, or 29.6%, in the first half of fiscal 2021 compared to the first half of fiscal 2020. The improvement in profitability during the first half of fiscal 2021 compared to fiscal 2020 was due to the factors mentioned above which occurred during the second quarter of fiscal 2021. Operating margin for first half of 2021 was 24.7% compared to 19.8% in the first half of 2020.

Oil Business profit before corporate SG&A expense increased $20.8 million in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. The higher operating margin compared to the second quarter of 2020 was mainly due to the improvement between the cost of our used oil feedstock and the selling price of our base oil along with the lack of an extended voluntary shutdown of our re-refinery which occurred during the second quarter of fiscal 2020. This allowed us to significantly increase the throughput at the re-refinery during the second quarter of fiscal 2021 compared to the year earlier quarter. Oil Business segment operating margin sharply increased to a record 31.5% in the second quarter of 2021 compared to (9.4%) in the second quarter of fiscal 2020.

Oil Business profit before corporate SG&A expense increased 30.0 million in the first half of fiscal 2021 compared to the first half of fiscal 2020. The factors which drove the improvement during the second quarter were primarily responsible for the improvement in profitability during the first half of fiscal 20221 compared to the first half of fiscal 2020.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 19, 2021 and January 2, 2021, cash and cash equivalents were $67.3 million and $67.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

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
The Company's weighted average interest rate for all debt through the second fiscal quarters of 2021, and 2020, was 2.04% and 3.7%, respectively.

As of June 19, 2021 and January 2, 2021, the Company was in compliance with all covenants under its Credit Agreement. As of June 19, 2021 and January 2, 2021, the Company, had $5.6 million and $3.9 million, of standby letters of credit issued, respectively, and $94.4 million and $61.0 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	First Half Ended,
(thousands)	June 19, 2021	June 13, 2020
Net cash provided by (used in):
Operating activities	$41,343	$17,738
Investing activities	(9,393)	(23,144)
Financing activities	(32,253)	(4,506)
Net decrease in cash and cash equivalents	$(303)	$(9,912)

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2021 and the first half of fiscal 2020 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during the first half of 2021 favorably impacted our net cash provided by operating activities by $21.7 million compared to the first half of 2020.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $19.6 million compared to the decrease in accounts receivable during in the first half of fiscal 2020.

•Accounts Payable — The increase in accounts payable had a favorable impact on cash provided by operating activities of $7.0 million in the first half of fiscal 2021.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Half Ended,
(thousands)	June 19, 2021	June 13, 2020
Re-refinery capital improvements	$2.2	$5.1
Trucks and trailers	3.7	3.0
Parts cleaning machines	2.2	2.3
IT projects	0.1	1.2
Various other projects	2.7	1.5
Total	$10.9	$13.1

•Net Cash Used in Investing Activities — During the first half of 2020, the Company used $10.0 million of cash outflows for an acquisition.

•Net Cash Used in Financing Activities — During the first half of fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. We had no borrowings under our Credit Facility during the second quarter of fiscal 2021. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in no change to our interest expense in the second quarter of fiscal 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the second quarter ended June 19, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 5.  EXHIBITS

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 28, 2021	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer