Form 10-Q
period 2021-09-11
Heritage-Crystal Clean, Inc.
filed 2021-10-20
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 11, 2021
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
Yes ☐ No ☒

On October 19, 2021, there were outstanding 24,188,476 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS
Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 11, 2021	January 2, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,273	$67,575
Accounts receivable - net	60,293	48,479
Inventory - net	27,854	24,978
Assets held for sale	1,125	2,446
Other current assets	9,032	8,005
Total current assets	173,577	151,483
Property, plant and equipment - net	157,972	153,016
Right of use assets	79,855	78,942
Equipment at customers - net	24,012	23,111
Software and intangible assets - net	20,491	19,576
Goodwill	48,185	35,541
Other assets	742	—
Total assets	$504,834	$461,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,253	$29,663
Current portion of lease liabilities	21,849	19,198
Contract liabilities - net	2,267	1,983
Accrued salaries, wages, and benefits	7,636	6,647
Taxes payable	17,173	10,592
Other current liabilities	9,027	4,918
Total current liabilities	90,205	73,001
Lease liabilities, net of current portion	59,874	60,294
Long-term debt, less current maturities	—	29,656
Other long term liabilities	2,085	—
Contingent consideration	2,819	—
Deferred income taxes	27,287	21,218
Total liabilities	$182,270	$184,169

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,450,869 and 23,340,700 shares issued and outstanding at September 11, 2021 and January 2, 2021, respectively	$234	$233
Additional paid-in capital	203,529	201,148
Retained earnings	118,944	76,119
Accumulated other comprehensive loss	(143)	—
Total stockholders' equity	322,564	277,500

Total liabilities and stockholders' equity	$504,834	$461,669

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 11, 2021	September 5, 2020	September 11, 2021	September 5, 2020

Revenues
Service revenues	$59,737	$53,257	$177,469	$169,262
Product revenues	57,713	28,522	151,529	88,106
Rental income	5,725	5,355	16,836	16,548
Total revenues	$123,175	$87,134	$345,834	$273,916

Operating expenses
Operating costs	$79,486	$67,125	$234,584	$222,669
Selling, general, and administrative expenses	13,294	9,410	38,522	32,066
Depreciation and amortization	5,767	5,635	15,168	16,358
Other (income) - net	(230)	(441)	(669)	(6,967)
Operating income	24,858	5,405	58,229	9,790
Interest expense – net	206	284	707	842
Income before income taxes	24,652	5,121	57,522	8,948
Provision for income taxes	6,144	1,163	14,697	2,357
Net income	$18,508	$3,958	$42,825	$6,591

Net income per share: basic	$0.79	$0.17	$1.83	$0.28
Net income per share: diluted	$0.79	$0.17	$1.82	$0.28

Number of weighted average shares outstanding: basic	23,431	23,294	23,403	23,277
Number of weighted average shares outstanding: diluted	23,570	23,479	23,548	23,456

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 11, 2021	September 5, 2020	September 11, 2021	September 5, 2020

Net income	$18,508	$3,958	$42,825	$6,591
Other comprehensive loss:
Currency translation adjustments	(143)	—	(143)	—
Total other comprehensive loss:	$(143)	$—	$(143)	$—

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Third Quarter Ended September 11, 2021 and September 5, 2020
(Unaudited)

Third Quarter Ended,
September 11, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, June 19, 2021	23,410,606	$234	$203,356	$100,436	$—	$304,026
Net income	—	—	—	18,508	—	18,508
Currency translation adjustment	—	—	—	—	(143)	(143)
Issuance of common stock – ESPP	4,324	—	124	—	—	124
Share-based compensation	35,939	—	916	—	—	916
Share repurchases to satisfy tax withholding obligations	—	—	(867)	—	—	(867)
Balance at September 11, 2021	23,450,869	$234	$203,529	$118,944	$(143)	$322,564

Third Quarter Ended,
September 5, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance at June 13, 2020	23,269,462	$233	$198,992	$66,815	$—	$266,040
Net income	—	—	—	3,958	—	3,958
Issuance of common stock – ESPP	7,299	—	117	—	—	117
Share-based compensation	18,839	—	726	—	—	726
Balance at September 5, 2020	23,295,600	$233	$199,835	$70,773	$—	$270,841

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Three Quarters Ended September 11, 2021 and September 5, 2020
(Unaudited)

First Three Quarters Ended,
September 11, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance, January 2, 2021	23,340,700	$233	$201,148	$76,119	$—	$277,500	$—	$277,500
Net income	—	—	—	42,825	—	42,825	—	42,825
Non-controlling interest acquisition	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(143)	(143)	—	(143)
Issuance of common stock – ESPP	15,146	—	371	—	—	371	—	371
Share-based compensation	95,023	1	3,606	—	—	3,607	—	3,607
Share repurchases to satisfy tax withholding obligations	—	—	(1,596)	—	—	(1,596)	—	(1,596)
Balance at September 11, 2021	23,450,869	$234	$203,529	$118,944	$(143)	$322,564	$—	$322,564

First Three Quarters Ended,
September 5, 2020
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Heritage-Crystal Clean, Inc. Stockholders' Equity	Non-controlling Interest	Total Equity

Balance at December 28, 2019	23,191,498	$232	$200,583	$64,182	$—	$264,997	$634	$265,631
Net income	—	—	—	6,591	—	6,591	—	6,591
Currency Translation Adjustment	—	—	—	—	—	—	—	—
Non-controlling interest acquisition	—	—	(2,678)	—	—	(2,678)	—	(2,678)
Distribution	—	—	—	—	—	—	(634)	(634)
Issuance of common stock – ESPP	20,560	—	374	—	—	374	—	374
Share-based compensation	83,542	1	2,347	—	—	2,348	—	2,348
Share repurchases to satisfy tax withholding obligations	—	—	(791)	—	—	(791)	—	(791)
Balance at June 13, 2020	23,295,600	$233	$199,835	$70,773	$—	$270,841	$—	$270,841

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 11, 2021	September 5, 2020
Cash flows from Operating Activities:
Net income	$42,825	$6,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,168	16,358
Reversal of provision for class action settlement in excess of payout	—	(6,502)
Uncollectible provision	1,069	1,210
Share-based compensation	3,922	2,348
Deferred taxes	6,068	2,487
Other, net	(165)	(766)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,883)	6,252
(Increase) decrease in inventory	(2,803)	4,538
(Increase) in other current assets	(1,032)	(1,373)
Increase (decrease) in accounts payable	2,254	(9,012)
Increase in accrued liabilities	8,704	686
Cash provided by operating activities	$63,127	$22,817

Cash flows from Investing Activities:
Capital expenditures	$(12,039)	$(16,465)
Proceeds from sale of assets	1,612	422
Business acquisitions, net of cash acquired	(11,373)	(10,129)
Cash used in investing activities	$(21,800)	$(26,172)

Cash flows from Financing Activities:
Payment of Term Loan	(30,000)	—
Debt Issuance Costs	(822)	—
Repayment of principal on finance leases	(1,582)	(762)
Share repurchases to satisfy tax withholding obligations	(1,596)	(791)
Proceeds from the issuance of common stock	371	374
Payments of deferred and contingent consideration	—	(198)
Distributions to noncontrolling interest	—	(3,312)
Cash used in financing activities	$(33,629)	$(4,689)
Net increase (decrease) in cash and cash equivalents	7,698	(8,044)
Cash and cash equivalents, beginning of period	67,575	60,694
Cash and cash equivalents, end of period	$75,273	$52,650

Supplemental disclosure of cash flow information:
Income taxes paid	$637	$286
Cash paid for interest	125	743
Supplemental disclosure of non-cash information:
Payables for construction in progress	719	447

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 11, 2021

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, hazardous and non-hazardous containerized waste, used oil collection, wastewater vacuum, antifreeze recycling and field services primarily to small and mid-sized industrial and vehicle maintenance customers. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for use in the manufacture of finished lubricants as well as other re-refinery products. The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is primarily sold as recycled fuel oil. The Company also operates multiple wastewater treatment plants and antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, wastewater vacuum, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

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

Recently Issued Accounting Standards Adopted
Standard	Issuance Date	Description	Effective Date	Effect on the Financial Statements
ASU 2020-04: Reference Rate Reform (Topic 848)	March 12, 2020	In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022.	The Company plans on applying the accounting standard to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR on a prospective basis.	As the Company does not have any outstanding borrowings under the financial instruments impacted by LIBOR, the effect on the financial statements is not material.

(3)    BUSINESS COMBINATIONS

On August 24, 2021, Heritage-Crystal Clean completed the acquisition of certain assets of Bakersfield Transfer, Inc., and Cole’s Services, Inc., together known as ("Cole's Environmental"), which processed, stored, and disposed of hazardous waste within the state of California. The purchase price was $17.3 million subject to certain adjustments, including a contingent consideration provision. Goodwill recognized from the acquisition of Cole's Environmental, represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Cole's Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. The results of Cole's Environmental are consolidated primarily into the Company’s Environmental Services segment and an immaterial amount in the Oil Business segment from the date of acquisition.

On March 31, 2020, the Company completed the acquisition of certain assets of Gro America (“Gro”), which has expanded our network of wastewater processing facilities and augmented our field services capabilities to better serve our customers throughout the Midwestern United States. The purchase price was $10.0 million subject to certain adjustments, including a working capital adjustment, and was allocated based on the Company's estimates and assumptions of the approximate fair values of assets acquired and liabilities assumed on the acquisition date. To date, there have been no adjustments to the purchase price. Goodwill recognized from the acquisition of Gro America represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. Factors leading to goodwill being recognized consist of the Company's expectations of synergies from combining operations of Gro America and the Company as well as the value of intangible assets that are not separately recognized, such as assembled workforce. Transaction costs incurred in conjunction with the acquisition of Gro America were immaterial. The results of Gro America are consolidated into the Company’s Environmental Services segment from the date of acquisition.

The following table summarizes the preliminary fair values for Cole's Environmental and finalized fair values for Gro America of the assets acquired and liabilities assumed, net of cash acquired, related to each acquisition:

	As of September 11, 2021
(thousands)	Cole's Environmental	Gro America

Accounts receivable	$—	$752
Inventory	73	—
Property, plant, & equipment	2,455	1,490
Intangible assets	2,120	5,300
Goodwill	12,644	2,541
Accounts payable	—	(76)
Total purchase price, net of cash acquired	$17,292	$10,007
Less: contingent consideration	5,819	—
Less: to be placed in escrow	100	—
Net cash paid	$11,373	$10,007

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

The following table disaggregates our revenue by major lines:

	Third Quarter Ended,
	September 11, 2021			September 5, 2020
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$40,232	$—	$40,232	$35,480	$—	$35,480
Wastewater Vacuum Services	15,131	—	15,131	12,529	—	12,529
Field Services	5,063	—	5,063	3,100	—	3,100
Antifreeze Business	5,730	—	5,730	5,649	—	5,649
Environmental Services - Other	458	—	458	371	—	371
Re-refinery Product Sales	—	45,275	45,275	—	17,409	17,409
Oil Collection Services & RFO	—	4,425	4,425	—	6,161	6,161
Oil Filter Business	—	1,136	1,136	—	1,080	1,080
Revenues from Contracts with Customers	66,614	50,836	117,450	57,129	24,650	81,779
Rental income	5,725	—	5,725	5,310	45	5,355
Total Revenues	$72,339	$50,836	$123,175	$62,439	$24,695	$87,134

	First Three Quarters Ended,
	September 11, 2021			September 5, 2020
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$119,805	$—	$119,805	$109,053	$—	$109,053
Wastewater Vacuum Services	43,671	—	43,671	38,705	—	38,705
Field Services	13,908	—	13,908	17,285	—	17,285
Antifreeze Business	19,003	—	19,003	16,887	—	16,887
Environmental Services - Other	1,306	—	1,306	1,278		1,278
Re-refinery Product Sales	—	114,158	114,158	—	54,896	54,896
Oil Collection Services & RFO	—	13,594	13,594	—	16,109	16,109
Oil Filter Business	—	3,553	3,553	—	3,155	3,155
Revenues from Contracts with Customers	197,693	131,305	328,998	183,208	74,160	257,368
Rental income	16,818	18	16,836	16,483	65	16,548
Total Revenues	$214,511	$131,323	$345,834	$199,691	$74,225	$273,916

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	September 11, 2021	January 2, 2021
Contract assets	$116	$71
Contract liabilities	2,383	2,054
Contract liabilities - net	$2,267	$1,983

During the fiscal quarter ended September 11, 2021, the Company recognized zero revenue that was included in the contract liabilities balance as of January 2, 2021. During the first three quarters ended September 11, 2021, the Company recognized $2.1 million of revenue that was included in the contract liabilities balance as of January 2, 2021. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Accounts receivable for the third quarter ended September 11, 2021, and the fiscal year ended January 2, 2021 consisted of the following:

(thousands)	September 11, 2021	January 2, 2021
Trade	$54,875	$47,191
Less: allowance for uncollectible accounts	2,730	2,502
Trade - net	52,145	44,689
Related parties	7,421	3,276
Other	727	514
Total accounts receivable - net	$60,293	$48,479

The following table provides the changes in the Company’s allowance for uncollectible accounts for the first three quarters ended September 11, 2021, and the fiscal year ended January 2, 2021:

(thousands)	September 11, 2021	January 2, 2021
Balance at beginning of period	$2,502	$2,221
Provision for uncollectible accounts	1,069	1,919
Accounts written off, net of recoveries	(841)	(1,638)
Balance at end of period	$2,730	$2,502

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	September 11, 2021	January 2, 2021
Solvents and solutions	$7,445	$6,672
Used oil and processed oil	8,764	6,345
Machines	5,127	5,704
Drums and supplies	4,771	4,423
Other	2,201	2,221
Total inventory	28,308	25,365
Less: machine refurbishing reserve	454	387
Total inventory - net	$27,854	$24,978

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the third quarter of fiscal 2021 or 2020.

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

The following table shows changes to our goodwill balances by segment from January 2, 2021 to September 11, 2021:

(thousands)	Environmental Services	Total

Goodwill at January 2, 2021
Gross carrying amount	$35,541	$35,541
Accumulated impairment loss	—	—
Net book value at January 2, 2021	$35,541	$35,541
Acquisitions	12,644	12,644
Goodwill at September 11, 2021
Gross carrying amount	48,185	$48,185
Accumulated impairment loss	—	—
Net book value at September 11, 2021	$48,185	$48,185

The following is a summary of software and other intangible assets:

	September 11, 2021			January 2, 2021
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$32,858	$19,655	$13,203	$30,857	$16,934	$13,923
Software	11,528	6,105	5,423	9,592	5,645	3,947
Non-compete agreements	3,647	3,299	348	3,607	3,212	395
Patents, formulae, and licenses	1,769	886	883	1,769	850	919
Other	2,047	1,413	634	1,738	1,346	392
Total software and intangible assets	$51,849	$31,358	$20,491	$47,563	$27,987	$19,576

Amortization expense was $1.1 million for the third quarter ended September 11, 2021, and $1.1 million for the third quarter ended September 5, 2020. Amortization expense was $3.4 million for the first three quarters ended September 11, 2021, and $2.9 million for the first three quarters ended September 5, 2020.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Patents, formulae, & licenses	15
Customer and supplier relationships	10
Software	9
Non-compete agreements	5
Other intangibles	7

    The estimated amortization expense for the remainder of fiscal 2021 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2021	$1.5
2022	4.6
2023	4.0
2024	2.4
2025	1.4
2026	0.8

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	September 11, 2021	January 2, 2021
Accounts payable	$31,544	$29,263
Accounts payable - related parties	709	400
Total accounts payable	$32,253	$29,663

(9)    DEBT AND FINANCING ARRANGEMENTS
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

Debt at September 11, 2021 and January 2, 2021 consisted of the following:

(thousands)	September 11, 2021	January 2, 2021
Principal amount	$—	$30,000
Less: unamortized debt issuance costs	—	344
Long-term debt, less current maturities	$—	$29,656

For the third quarter ended September 11, 2021, the Company recorded interest expense of $0.2 million with respect to our credit line and related amortization of debt issuance costs. For the third quarter ended September 5, 2020, the Company recorded interest expense of $0.3 million of which $0.2 million was with respect to our term loan, and $0.1 million related to amortization of debt issuance costs. For the first three quarters ended September 11, 2021, the Company recorded interest expense of $0.7 million with respect to our term loan and credit line, and related amortization of debt issuance costs. For the first three quarters ended September 5, 2020, the Company recorded interest expense of $1.2 million, of which $1.0 million was with respect to our term loan, and $0.2 million related to amortization of debt issuance costs.

The Company's weighted average interest rate for all debt through the third fiscal quarters of 2021, and 2020, was 2.04% and 3.2%, respectively.

As of September 11, 2021 and January 2, 2021, the Company was in compliance with all covenants under its Credit Agreement. As of September 11, 2021 and January 2, 2021, the Company, had $5.6 million and $3.9 million, of standby letters of credit issued, respectively, and $94.4 million and $61.0 million was available for borrowing under the bank credit facility, respectively.

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

Segment results for the third quarters ended September 11, 2021 and September 5, 2020 were as follows:

Third Quarter Ended,
September 11, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$56,887	$2,850	$—	$59,737
Product revenues	9,727	47,986	—	57,713
Rental income	5,725	—	—	5,725
Total revenues	$72,339	$50,836	$—	$123,175
Operating expenses
Operating costs	52,598	26,888	—	79,486
Operating depreciation and amortization	2,482	2,175	—	4,657
Profit before corporate selling, general, and administrative expenses	$17,259	$21,773	$—	$39,032
Selling, general, and administrative expenses			13,294	13,294
Depreciation and amortization from SG&A			1,110	1,110
Total selling, general, and administrative expenses			$14,404	$14,404
Other (income) - net			(230)	(230)
Operating income				24,858
Interest expense – net			206	206
Income before income taxes				$24,652

Third Quarter Ended,
September 5, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$47,532	$5,725	$—	$53,257
Product revenues	9,597	18,925	—	28,522
Rental income	5,310	45	—	5,355
Total revenues	$62,439	$24,695	$—	$87,134
Operating expenses
Operating costs	45,383	21,742	—	67,125
Operating depreciation and amortization	2,431	2,102	—	4,533
Profit before corporate selling, general, and administrative expenses	$14,625	$851	$—	$15,476
Selling, general, and administrative expenses			9,410	9,410
Depreciation and amortization from SG&A			1,102	1,102
Total selling, general, and administrative expenses			$10,512	$10,512
Other (income) - net			(441)	(441)
Operating income				5,405
Interest expense – net			284	284
Income before income taxes				$5,121

Segment results for the first three quarters ended September 11, 2021, and September 5, 2020 were as follows:

First Three Quarters Ended,
September 11, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$166,593	$10,876		$177,469
Product revenues	31,100	120,429	—	151,529
Rental income	16,818	18		16,836
Total revenues	$214,511	$131,323	$—	$345,834
Operating expenses
Operating costs	155,596	78,988	—	234,584
Operating depreciation and amortization	6,490	5,233		11,723
Profit before corporate selling, general, and administrative expenses	$52,425	$47,102	$—	$99,527
Selling, general, and administrative expenses			38,522	38,522
Depreciation and amortization from SG&A			3,445	3,445
Total selling, general, and administrative expenses			$41,967	$41,967
Other (income) - net			(669)	(669)
Operating income				58,229
Interest expense – net			707	707
Income before income taxes				$57,522

First Three Quarters Ended,
September 5, 2020
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$154,589	$14,673	$—	$169,262
Product revenues	28,619	59,487	—	88,106
Rental income	16,483	65	—	16,548
Total revenues	$199,691	$74,225	$—	$273,916
Operating expenses
Operating costs	150,891	71,778	—	222,669
Operating depreciation and amortization	7,049	6,238	—	13,287
Profit (loss) before corporate selling, general, and administrative expenses	$41,751	$(3,791)	$—	$37,960
Selling, general, and administrative expenses			32,066	32,066
Depreciation and amortization from SG&A			3,071	3,071
Total selling, general, and administrative expenses			$35,137	$35,137
Other (income) - net			(6,967)	(6,967)
Operating income				9,790
Interest expense – net			842	842
Income before income taxes				$8,948

Total assets by segment as of September 11, 2021 and January 2, 2021 were as follows:

(thousands)	September 11, 2021	January 2, 2021
Total Assets:
Environmental Services	$237,841	$217,297
Oil Business	176,094	160,165
Unallocated Corporate Assets	90,899	84,207
Total	$504,834	$461,669

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

Rental income was as follows:

	Third Quarter Ended,
	September 11, 2021			September 5, 2020
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,701	$—	$5,701	$5,310	$—	$5,310
Railcars	—	—	—	—	—	—
Property	24	—	24	—	45	45
Total rental income	$5,725	$—	$5,725	$5,310	$45	$5,355

	First Three Quarters Ended,
	September 11, 2021			September 5, 2020
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$16,744	$—	$16,744	$16,483	$—	$16,483
Railcars	—	—	—	—	16	16
Property	74	18	92	—	49	49
Total rental income	$16,818	$18	$16,836	$16,483	$65	$16,548

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

The Company has purchase obligations in the form of open purchase orders of $27.8 million as of September 11, 2021, and $20.0 million as of January 2, 2021, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 11, 2021 and January 2, 2021, the Company had accrued $3.2 million and $3.9 million related to loss contingencies and other contingent liabilities, respectively.

(12)    INCOME TAXES

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through the third quarter of 2021. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. The accelerated tax depreciation generated tax losses in most years from fiscal 2011 through fiscal 2019 which resulted in Net Operating Loss (“NOL”) carryovers that would begin to expire in 2031. We expect to fully utilize substantially all of the NOLs during 2021.

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

The Company's effective tax rate for the third quarter of fiscal 2021 was 25.1% compared to 22.7% in the third quarter of fiscal 2020. The rate increase is principally attributable to consistent levels of profitability as compared to the same quarter in the previous year.

The Company’s effective rate for the first three quarters of fiscal 2021 was 25.6% compared to 26.3% in the first three quarters of fiscal 2020. The rate decrease is principally attributable to income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively lower anticipated tax expense due to higher pre-tax income for fiscal 2021.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.8 million for uncertain tax positions as of September 11, 2021. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Three Quarters Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	September 11, 2021	September 5, 2020	September 11, 2021	September 5, 2020
Chief Executive Officer	February, 2017	500,000	$—	$319	$—	$187
Members of Management	February, 2018	116,958	—	373	—	193
Special Incentive Grant	April, 2018	350,000	1,123	548	798	2,073
Members of Management	May, 2019	23,560	36	132	—	326
Members of Management	February, 2020	41,138	75	165	114	453
Board of Directors	April, 2020	14,988	—	197	—	88
Chief Executive Officer	February, 2021	500,000	1,619	—	4,698	—
Members of Management	February, 2021	35,898	114	—	517	—
Board of Directors	April, 2021	11,487	227	—	105	—

On January 8, 2021, the Company and Mr. Brian Recatto entered into an amended Executive Employment Agreement (the “Amended Agreement”) which was effective on February 1, 2021. Pursuant to the Amended Agreement, the Company replaced in its entirety section 4.3 of the First Amendment to the Executive Employment Agreement relating to equity compensation that was effective February 1, 2017. As of February 1, 2021, Mr. Recatto received a one-time award of 500,000 shares of restricted stock, subject to the achievement of performance criteria established by the Compensation Committee of the Board of Directors pursuant to the Company's 2019 Incentive Plan.

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

During the third quarter of fiscal 2021, the Company recorded approximately $0.6 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $4.7 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

Vesting Table
Increase in Stock Price From the Amended Agreement Commencement Date to the Vesting Date	Total Percentage of Restricted Stock Shares to Be Vested
Less than $5 per share increase	—%
$5 per share increase	25% (vest in 125,000 shares)
$10 per share increase	50% (vest in 250,000 shares)
$15 per share increase	75% (vest in 375,000 shares)
$20 or more per share increase	100% (vest in 500,000 shares)

Provision for possible accelerated vesting of award

If the average closing price of the Company's common stock increases by the marginal levels set forth in the above vesting table for any consecutive 180 day period between February 1, 2021 and January 31, 2025, Mr. Recatto shall become vested in 50% of the corresponding total percentage of restricted shares earned on the last day of the 180 day period.

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During the third quarter of fiscal 2021, the Company recorded approximately $0.1 million of compensation expense related to this award. During the first three quarters of fiscal 2021, the Company recorded approximately $0.3 million of compensation expense related to this award.

The following table summarizes the restricted stock activity for the third quarter ended September 11, 2021:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 2, 2021	646,634	$18.28
Granted	547,385	22.17
Vested	(86,007)	18.49
Forfeited	(370,405)	15.52
Nonvested shares outstanding at September 11, 2021	737,607	$22.48

Employee Stock Purchase Plan

As of September 11, 2021, the Company had reserved 64,488 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the third quarter of fiscal 2021, employees purchased 4,324 shares of the Company’s common stock with a weighted average fair market value of $25.78 per share.

(14)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarters and first three quarters of fiscal 2021 and 2020, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Third Quarter Ended,		First Three Quarters Ended,
(thousands, except per share amounts)	September 11, 2021	September 5, 2020	September 11, 2021	September 5, 2020
Net income	$18,508	$3,958	$42,825	$6,591

Weighted average basic shares outstanding	23,431	23,294	23,403	23,277
Dilutive shares for share–based compensation plans	139	185	145	179
Weighted average diluted shares outstanding	23,570	23,479	23,548	23,456

Net income per share: basic	$0.79	$0.17	$1.83	$0.28
Net income per share: diluted	$0.79	$0.17	$1.82	$0.28

(15)  OTHER (INCOME) EXPENSE - NET

Other (income) expense - net was $0.2 million of income for the third quarter of fiscal 2021, compared to a net $0.4 million of income in the third quarter of 2020. Other (income) expense - net was $0.7 million of income for the first three quarters of fiscal 2021, compared to a net $7.0 million of income in the first three quarters of fiscal 2020. The 2020 other income included approximately $6.5 million of income from the reversal of a portion of the expense accrual for a class action lawsuit settlement.

(16)  SUBSEQUENT EVENTS

On September 13, 2021, the Company completed the acquisition of Raider Environmental Services of Florida, Inc., which has expanded our network of wastewater processing, oil collection and non-hazardous waste solidification to better serve our customers in Florida and throughout the Southern United States. Total consideration for the acquisition was approximately $13.5 million. This acquisition provides the Company with another wastewater treatment facility as well as assets to help further our initiative to increase our non-hazardous containerized waste processing capabilities. This also provides us exposure to industry verticals in which we didn't previously participate. The valuation is currently being performed and is expected to be completed before year-end.

On September 27, 2021, the Company completed the acquisition of Source Environmental, Inc., which increases the Company's penetration in the hazardous and non-hazardous waste business in several markets in the western U.S.. This transaction also provides us the opportunity to internalize the performance of certain field service activities in the western U.S. Total consideration for the acquisition was approximately $20.5 million. The valuation is currently being performed and is expected to be completed before year-end.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 2, 2021. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2020 filed with the SEC on March 2, 2021. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("third quarter" or "quarter") ended September 11, 2021 and September 5, 2020, respectively. "Fiscal 2020" represents the 53-week period ended January 2, 2021 and "Fiscal 2021" represents the 52-week period beginning January 3, 2021, and ending on January 1, 2022.

Overview

We provide parts cleaning, containerized waste management, used oil collection, wastewater vacuum, antifreeze recycling, and field services primarily to small and medium sized industrial customers as well as vehicle maintenance customers. We own and operate a used oil re-refinery, several wastewater treatment plants and multiple antifreeze recycling facilities. We believe we are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the industrial services and vehicle maintenance sectors in North America, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes while also helping to minimize their regulatory burdens. We operate from a network of 90 branch facilities providing services to customers in 45 states and parts of Canada. We conduct business through two segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, wastewater vacuum, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 58.7% of our total Company revenues for the third quarter of fiscal 2021. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, along with our recycled fuel oil ("RFO") sales which together accounted for approximately 41.3% of our total Company revenues in the third quarter of fiscal 2021.

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

There were no material changes during the third quarter of fiscal 2021 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown. In response to the COVID-19 outbreak, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. As our operations have been deemed essential, we have taken several measures to combat the COVID-19 downturn which have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities. In addition, we have taken steps to minimize the negative impact of the COVID-19 pandemic throughout our business and to protect the safety of our employees and customers. The duration of these measures is unknown and may be extended, and additional measures may be necessary.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2021.

RESULTS OF OPERATIONS

General

    The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	Third Quarter Ended,				First Three Quarters Ended,
(thousands)	September 11, 2021		September 5, 2020		September 11, 2021		September 5, 2020

Revenues
Service revenues	$59,737	48.5%	$53,257	61.1%	$177,469	51.3%	$169,262	61.8%
Product revenues	57,713	46.9%	28,522	32.7%	151,529	43.8%	88,106	32.2%
Rental income	5,725	4.6%	5,355	6.1%	16,836	4.9%	16,548	6.0%
Total revenues	$123,175	100.0%	$87,134	100.0%	$345,834	100.0%	$273,916	100.0%
Operating expenses
Operating costs	$79,486	64.5%	$67,125	77.0%	$234,584	67.8%	$222,669	81.3%
Selling, general, and administrative expenses	13,294	10.8%	9,410	10.8%	38,522	11.1%	32,066	11.7%
Depreciation and amortization	5,767	4.7%	5,635	6.5%	15,168	4.4%	16,358	6.0%
Other (income) - net	(230)	(0.2)%	(441)	(0.5)%	(669)	(0.2)%	(6,967)	(2.5)%
Operating income	24,858	20.2%	5,405	6.2%	58,229	16.8%	9,790	3.6%
Interest expense – net	206	0.2%	284	0.3%	707	0.2%	842	0.3%
Income before income taxes	24,652	20.0%	5,121	5.9%	57,522	16.6%	8,948	3.3%
Provision for income taxes	6,144	5.0%	1,163	1.3%	14,697	4.2%	2,357	0.9%
Net income	$18,508	15.0%	$3,958	4.5%	$42,825	12.4%	$6,591	2.4%

Revenues

Revenue for the third quarter of 2021 was $123.2 million compared to $87.1 million for the same quarter of 2020, an increase of $36.0 million, or 41.3%. The $36.0 million increase in revenue was mainly driven by higher base oil selling prices and higher base oil sales volume during the third quarter. In addition, we experienced a continued growth and recovery as a result of the COVID-19 pandemic which negatively impacted 2020 revenues. For the first three quarters of fiscal 2021, revenues increased $71.9 million, or 26.2%, from $273.9 million in the first three quarters of fiscal 2020 to $345.8 million in the first three quarters of 2021 mainly driven by the factors mentioned above.

Operating costs

Operating costs increased $12.4 million, or 18.5%, during the third quarter of 2021 compared to the third quarter of fiscal 2020 mainly due to higher labor costs, health and welfare costs, transportation related expenses and higher used oil feedstock volume as a result of more business activity due to the lessening impacts of the COVID-19 pandemic. Operating costs increased $11.9 million, or 5.3%, in the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes and changes in commodity pricing, along with other factors.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $3.9 million, or 41.4%, from the third quarter of fiscal 2020 to the third quarter of fiscal 2021 mainly driven by the increase in bonus reserve. Selling, general, and administrative expenses increased $6.5 million, or 20.3%, from the first three quarters of fiscal 2020 to the first three quarters of fiscal 2021 mainly driven by the factors mentioned above.

Other (income) expense - net

Other (income) expense - net was $0.2 of income for the third quarter of fiscal 2021, compared to a net $0.4 million of income in the third quarter of 2020 mainly due to the gain on sale of assets. Other (income) expense - net was $0.7 million of income for the first three quarters of fiscal 2021, compared to a net $7.0 million of income in the first three quarters of 2020 driven mainly by a $6.5 million reversal of a portion of the expense accrual for a class action lawsuit settlement.

Interest expense - net

Interest expense - net for the third quarter of fiscal 2021 and fiscal 2020 was $0.2 million and $0.3 million, respectively. Interest expense - net for the first three quarters of fiscal 2021 and 2020 was $0.7 million and $0.8 million respectively.

Provision for income taxes

The Company's effective income tax rate for the third quarter of fiscal 2021 was 25.1% compared to 22.7% in the third quarter of fiscal 2020. The rate increase is principally attributable to the opposing effect of non-deductible expenses in a projected loss year as compared to a projected income year.

The Company’s effective rate for the first three quarters of fiscal 2021 was 25.6% compared to 26.3% in the first three quarters of fiscal 2020. The rate decrease is principally attributable to income taxes which are computed on a tax base that reflects substantial modifications to federal taxable income, and that has created comparatively lower anticipated tax expense due to higher pre-tax income for fiscal 2021.

Segment Information

The following table presents revenues by reportable segment:

	Third Quarter Ended,		Change
(thousands)	September 11, 2021	September 5, 2020	$	%
Revenues:
Environmental Services	$72,339	$62,439	$9,900	15.9%
Oil Business	50,836	24,695	26,141	105.9%
Total	$123,175	$87,134	$36,041	41.4%

	First Three Quarters Ended,		Change
(thousands)	September 11, 2021	September 5, 2020	$	%
Revenues:
Environmental Services	$214,511	$199,691	$14,820	7.4%
Oil Business	131,323	74,225	57,098	76.9%
Total	$345,834	$273,916	$71,918	26.3%

In the third quarter of fiscal 2021, Environmental Services revenue was $72.3 million compared to $62.4 million during the third quarter of fiscal 2020. The 15.9% increase in revenue was mainly due to the lessening impacts of the COVID-19 pandemic on our business during the third quarter of 2021 compared to the third quarter of 2020. We saw volume increases in all of our lines of business compared to the third quarter of 2020. For the first three quarters of fiscal 2021, Environmental Services revenue was $214.5 million, compared to $199.7 million during the first three quarters of fiscal 2020.

During the third quarter of fiscal 2021, Oil Business revenues were a record of $50.8 million, an increase of $26.1 million, or 105.9%, compared to $24.7 million in the third quarter of fiscal 2020. An increase in base oil prices was the main driver of the increase in revenue along with an increase in base oil sales volume compared to the prior year quarter. For the first three quarters of fiscal 2021, Oil Business revenues were $131.3 million, compared to $74.2 million during the first three quarters of fiscal 2020. The increase in revenue was driven primarily by the higher base oil sales price and an increase in the volume of base oil sold during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	Third Quarter Ended,		Change
(thousands)	September 11, 2021	September 5, 2020	$	%
Profit before corporate SG&A*
Environmental Services	$17,259	$14,625	$2,634	18.0%
Oil Business	21,773	851	20,922	N/M
Total	$39,032	$15,476	$23,556	152.2%

	First Three Quarters Ended,		Change
(thousands)	September 11, 2021	September 5, 2020	$	%
Profit (loss) before corporate SG&A*
Environmental Services	$52,425	$41,751	$10,674	25.6%
Oil Business	47,102	(3,791)	50,893	N/M
Total	$99,527	$37,960	$61,567	162.2%
*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $2.6 million, or 18.0%, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The increase was mainly driven by higher revenues due to the waning negative impacts of the COVID-19 pandemic which produced improved leveraging of fixed costs during the third quarter of fiscal 2021 partially offset by inflationary cost pressures for disposal and containers. Operating margin for third quarter of 2021 was 23.9% compared to 23.4% in the third quarter of 2020.

Environmental Services profit before corporate SG&A expense increased $10.7 million, or 25.6%, in the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020. The improvement in profitability during the first three quarters of fiscal 2021 compared to fiscal 2020 was due to the factors mentioned above which occurred during the third quarter of fiscal 2021. Operating margin for first three quarters of 2021 was 24.4% compared to 20.9% in the first three quarters of 2020.

Oil Business profit before corporate SG&A expense increased $20.9 million in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. The higher operating margin compared to the third quarter of 2020 was mainly due to the improvement between the cost of our used oil feedstock and the selling price of our base oil. Oil Business segment operating margin sharply increased to a record 42.8% in the third quarter of 2021 compared to 3.4% in the third quarter of fiscal 2020.

Oil Business profit before corporate SG&A expense increased $50.9 million in the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020. The factors which drove the improvement during the third quarter were primarily responsible for the improvement in profitability during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 11, 2021 and January 2, 2021, cash and cash equivalents were $75.3 million and $67.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

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
The Company's weighted average interest rate for all debt through the third fiscal quarters of 2021, and 2020, was 2.04% and 3.2%, respectively.

As of September 11, 2021 and January 2, 2021, the Company was in compliance with all covenants under its Credit Agreement. As of September 11, 2021 and January 2, 2021, the Company, had $5.6 million and $3.9 million, of standby letters of credit issued, respectively, and $94.4 million and $61.0 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	First Three Quarters Ended,
(thousands)	September 11, 2021	September 5, 2020
Net cash provided by (used in):
Operating activities	$63,127	$22,817
Investing activities	(21,800)	(26,172)
Financing activities	(33,629)	(4,689)
Net increase (decrease) in cash and cash equivalents	$7,698	$(8,044)
The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2021 and the first three quarters of fiscal 2020 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during the first three quarters of 2021 favorably impacted our net cash provided by operating activities by $36.2 million compared to the first three quarters of 2020.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $19.1 million compared to the decrease in accounts receivable during in the first three quarters of fiscal 2020.

•Accounts Payable — The increase in accounts payable had a favorable impact on cash provided by operating activities of $11.3 million in the first three quarters of fiscal 2021.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Three Quarters Ended,
(thousands)	September 11, 2021	September 5, 2020
Re-refinery capital improvements	$2.4	$6.5
Trucks and trailers	5.9	3.1
Parts cleaning machines	3.1	2.9
IT projects	0.3	1.9
Various other projects	0.3	2.1
Total	$12.0	$16.5

•Net Cash Used in Investing Activities — During the first three quarters of 2021, the Company used $11.4 million of cash outflows for an acquisition.

•Net Cash Used in Financing Activities — During the first three quarters of fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. We had no borrowings under our Credit Facility during the third quarter of fiscal 2021. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in no change to our interest expense in the third quarter of fiscal 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the third quarter ended September 11, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 20, 2021	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer