Form 10-K
period 2022-01-01
Heritage-Crystal Clean, Inc.
filed 2022-03-02
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

On June 18, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $412.7 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 25, 2022, there were outstanding 24,201,747 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about May 3, 2022, to be filed within 120 days of the registrant’s fiscal year ended January 1, 2022.

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

The factors listed under “Risk Factors” in this Annual Report on Form 10-K (the "Annual Report"), as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations or estimates we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under the heading “Risk Factors” and elsewhere in this Annual Report.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, Inc. (herein collectively referred to as “we,” “us,” “our,” "HCC" or “the Company”) provides full-service parts cleaning, containerized waste management, used oil collection, wastewater vacuum services, antifreeze recycling, field services, and owns and operates a used oil re-refinery. We believe that we are the second largest provider of full-service parts cleaning, hazardous and non-hazardous waste services and used oil collection services to small and mid-sized customers in both the industrial and vehicle maintenance sectors in North America. We also believe that we are the second largest used oil re-refiner by capacity in North America, and the second largest producer of remanufactured antifreeze in the United States. We operate our business through our subsidiary, Heritage-Crystal Clean, LLC

Segments

We operate our business through our Environmental Services and Oil Business segments.

Environmental Services Segment

Our Environmental Services segment consists of our full-service parts cleaning, containerized waste management, wastewater vacuum, antifreeze, and field services. These services allow our customers to outsource their handling and disposal of parts cleaning solvents as well as other hazardous and non-hazardous waste. Many of these substances are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs both to the service provider and to the generator. We allow our customers to focus more on their core business and devote fewer resources to industrial and hazardous waste management and its related administrative burdens.

We have adopted innovative approaches in our Environmental Services segment to minimize the regulatory burdens for our customers and have made “ease of use” of our services and products a priority. Our company has pioneered a program whereby our customers' used parts cleaning solvent may be excluded from the U.S. Environmental Protection Agency's ("EPA") definition of hazardous waste. Our reuse program (referred to above) and our nonhazardous solvent program not only simplify the management of used solvent generated by our customers, but also reduce the total volume of hazardous waste generated at many of our customers’ locations. This can allow the customer to achieve a lower “generator status” with the EPA and thereby reduce their overall regulatory burden, including reduced reporting obligations and inspections.

Our focus on providing ease of use for our customers is also part of our containerized waste management, wastewater vacuum services, antifreeze services, and field services offerings. As part of our containerized waste and wastewater vacuum programs, we assist our customers in identifying and characterizing their regulated wastes as well as providing the proper labeling and shipping documentation for their regulated materials. In certain portions of our service geography, we provide customers with in-house treatment of their regulated wastewater as part of our wastewater vacuum services and oily water collection programs. Our antifreeze recycling service offers our customers a fully-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product which allows them to further their sustainability goals. Similarly, our field services allow our customers to focus on their core business activities while we manage non-core activities such as tank cleanings and spill clean-up.

Oil Business Segment

The Oil Business segment consists of used oil collection activities, re-refining activities, oil filter removal and disposal services, and the sale of recycled fuel oil. Through our re-refining process, we recycle used oil into high quality lubricant base oil and other products, and we are a supplier to firms that produce and market finished lubricants. This program allows our used oil collection customers to positively impact the environment by contributing to the reduction of the use of crude oil to produce lubricating base oil has been found to be more energy intensive compared to manufacturing lubricating base oil from used oil. We operate a used oil re-refinery with an annual nameplate output of lubricating base oil which has a capacity of 50 million gallons. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Industry

We operate within markets for industrial and hazardous waste services in the U.S. and a portion of Ontario, Canada. Specifically, we focus on the parts cleaning, containerized waste management, used oil collection and re-refining, wastewater vacuum services, antifreeze recycling, and field services areas of the industrial and hazardous waste services markets mainly for small to mid-sized establishments. These establishments have a need to remove grease and dirt from machine and engine parts and include businesses involved in vehicle maintenance operations, such as car dealerships, automotive repair shops, and trucking firms, as well as manufacturers, such as metal product fabricators and printers. These businesses also generate waste materials such as used oil, waste paint, or antifreeze that generally cannot be legally discarded as municipal trash or poured down standard drains.

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

As of January 1, 2022, we operated 12 oil processing operations. These locations typically remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). The RFO we produce is sold to industrial burners and used oil processors, such as Vacuum Gas Oil ("VGO") producers and used oil re-refiners, or sold as a blend or cutter stock. We also operate eight commercial wastewater treatment operations that service our Environmental Services segment. These facilities allow us to remove oil from wastewater, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO or be used as a feedstock for our used oil re-refinery.

The Crystal Clean Solution

Through our network of 91 branches, as of January 1, 2022, we provided parts cleaning, used oil collection, industrial waste removal, wastewater vacuum services, antifreeze recycling services, and field services to over 95,000 active customer locations.

Environmental Services Segment

During the year ended January 1, 2022 ("fiscal 2021"), we performed more than 645,000 environmental services, of which approximately 276,000 were parts cleaning services. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. Our focus is to meet the service requirements of small and mid-sized clients, which we define as firms that generally spend less than $50,000 per year on industrial and hazardous waste services. Small and mid-sized clients have needs that are often highly differentiated from the needs of larger accounts. We believe that our Company is structured to meet these particular needs. Revenues in our Environmental Services segment accounted for 62% of our revenues for fiscal 2021 and are generated primarily from providing parts cleaning services, industrial waste removal, and wastewater vacuum services for our clients.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change activities. As a result, these customers have a strong need for timely used oil service. We have designed our services to deliver regularly-scheduled pickups, as well as the capability to respond to unscheduled requests on short notice. The used oil we collect is either transported to our used oil re-refinery or processed into RFO. When we re-refine or recycle used oil, we are able to provide our customers with the satisfaction that their used oil is re-refined into high quality lubricants, using the approach cited as preferred by the EPA, or recycled by being used in the production of RFO.

We operate our used oil re-refinery in Indianapolis, Indiana where we re-refine used oil collected from our customers, or purchased from other used oil collection service providers, into lubricating base oil that we sell to firms who then blend, package, and market finished lubricants. The nameplate capacity is 75 million gallons of annual input of used oil feedstock including the impact of periodic shutdowns to perform routine maintenance. In fiscal 2021, we collected approximately 66 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for 38% of our total revenues in fiscal 2021.

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

Environmental Services Segment

In our full-service parts cleaning business, we provide customers with parts cleaning equipment and chemicals to remove oil, grease, and other contaminants from engine parts and machine parts. Most commonly, we provide a parts cleaning machine that contains either a petroleum or aqueous-based solvent in a reservoir. We provide various models of parts cleaning equipment which include both manual and automated cleaning. The solvent or cleaning solution can be reused until the contamination level is too high to allow for proper cleaning and requires replacement. We typically visit our customers every 4 to 12 weeks to remove the used solvent and replace it with clean solvent, while at the same time cleaning and inspecting the parts cleaning equipment to ensure that it is functioning properly and assisting our customers with relevant regulatory paperwork. We believe there are still many parts cleaning services performed in the U.S. which are structured as hazardous waste services, meaning that when the solvent has been used, it is managed as a regulated hazardous waste subject to numerous laws and regulatory filings. We reduce this burden for our customers by offering three alternative parts cleaning programs (our non-hazardous and reuse programs for mineral spirits parts cleaning and our aqueous parts cleaning program) that do not subject the customer to the same hazardous waste regulations. These lower-burden approaches help certain customers to achieve regulatory compliance while minimizing the paperwork and bureaucracy associated with hazardous waste management - ultimately saving them time and money. For example, these programs currently enable many of our customers to reduce their generation of hazardous wastes below the 220 pounds per month maximum threshold for retaining the Federal EPA generator status of Very Small Quantity Generator ("VSQG"). For most of our customers, maintaining a VSQG status provides significant savings associated with not having to maintain an EPA identification number; prepare, track, and file transportation manifests; or produce other reports related to the use, storage, and disposal of used solvents. We offer a wide variety of different models of parts cleaning machines from which our customers may choose the machine that best fits their specific parts cleaning needs. While the majority of our customers are provided or sold machines directly from us, we also offer parts cleaning services for customers who purchase their parts cleaning machines from other sources. We offer a variety of petroleum solvents and aqueous chemicals for use in parts cleaning machines. We also have a wide range of service schedules from weekly service visits to triannual service visits.

In our containerized waste service, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing operations include waste paint and solvents, oily water wastes, used absorbents, discarded fluorescent lighting tubes and spent batteries. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery, such as with oil filters, or by following the less onerous universal waste regulations, such as with fluorescent tubes, aerosol cans and waste paint. In other cases, the hazardous waste regulations may apply, in which case we assist customers with the hazardous waste disposal process, including performing analysis to characterize their waste, preparing manifests and drum labels, and selecting the appropriate destination facility. As part of our comprehensive service approach, we visit our customers periodically to check their inventory of used or waste materials and remove full containers as appropriate. Because there are statutory limits on the amount of time that customers can store these waste materials, these service visits are valuable to help customers stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee. For a small portion of the non-hazardous waste we collect in our containerized waste program, we consolidate the waste from containers (e.g. drums, etc.) into large rolloff boxes to allow for delivery of these wastes in bulk to the final treatment and disposal site. For the remainder of the containerized waste we collect from customers, we ship the waste containers from our branch locations to one of our hubs and finally to a third party disposal vendor.

In a majority of our branch locations, we provide wastewater vacuum services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment needing removal. Because some of the material is very thick, a specialized vacuum is utilized for efficient removal of the material. Our wastewater vacuum service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. We currently offer vacuum service at 65 of our branches. We believe we have the opportunity to grow this business by adding vacuum service to almost all of our remaining branches. We operate eight commercial wastewater treatment facilities that allow us to remove oil from wastewater, treat the wastewater, and discharge it according to the standards of the applicable discharge permits.

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

We also offer a variety of field services to assist customers with on-site equipment and tank cleaning as well as the removal and proper management of various types of waste. Typical projects include lab pack services, soil remediation services, the cleaning of above ground storage tanks, sumps, separators, ship-to-shore fluid transfers, and other environmental remediation services. For a majority of our field services projects we serve as a contractor and engage a subcontractor or outsourced labor to provide our field services.

Oil Business Segment

As of the end of fiscal 2021, we offered bulk used oil collection services in 85 of our branch locations. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks. These volumes are handled more efficiently via bulk tank trucks, such as the type we utilize, where we pump the customer's material into our tank truck for proper handling. We transfer a majority of the used oil we collect to our re-refinery to be re-refined into lubricating base oil. From time-to-time we also engage in swaps of used oil with other re-refiners or used oil processors. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels. As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services and used oil collection services in the U.S., the second largest producer of remanufactured antifreeze, and a leading provider of containerized waste services to small and medium sized customers. From our base of 91 branch locations, we employ an organized and disciplined approach to increasing our market share by taking advantage of the following competitive strengths:
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

Large and Highly Diverse Customer Base. Our focus on small and mid-sized businesses has enabled us to attract a variety of customers engaged in a wide range of industrial businesses (such as manufacturing, transportation and distribution) and vehicle service. This diversification helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 95,000 active customer locations. In fiscal 2021, our largest single customer in our Environmental Services segment represented 0.5% of our consolidated revenues, and our largest ten customers represented approximately 3.4% of our consolidated revenues. In the Oil Business segment, for fiscal 2021, our largest single customer accounted for 5.8% of our consolidated revenues, and our largest ten customers represented 24.8% of our consolidated revenues.

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

•Product Reuse Program for Parts Cleaning. Rather than managing used solvent as a waste, used solvent generated by customers participating in our product reuse program for parts cleaning is sold as a direct substitute for virgin solvent that is otherwise used in the manufacturing process for asphalt roofing materials. Because the used solvent is destined for reuse, it is not deemed a waste, and therefore it is not subject to hazardous waste regulations. To enhance the marketing of these programs, in the past 20 plus years, we have voluntarily obtained concurrence letters from more than 30 state environmental agencies to validate this approach.

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

Experienced Management Team. Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. As of January 1, 2022, our senior managers had on average over 25 years of industry experience and our middle managers have on average of approximately 20 years of industry experience.

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
Expanded Service Offerings. Of our 91 branches, all branches currently offer parts cleaning and containerized waste management services, 85 offer used oil collection services, and 65 offer wastewater vacuum services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our used oil collection and wastewater vacuum services to each branch location. We also have other new business programs in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion. We currently operate from 91 branch locations that offer all or portions of our service menu to customers in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets.

Branch Locations
Re-refinery
States Served
Ontario, Canada Service Area

Selectively Pursue Acquisition Opportunities. Our management team has significant experience in identifying and integrating acquisition targets. Given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us at any given time. On August 24, 2021, Heritage-Crystal Clean completed the acquisition of certain assets of Bakersfield Transfer, Inc., and Cole’s Services, Inc., together known as ("Cole's Environmental"), which processed, stored, and disposed of hazardous waste within the state of California. On September 13, 2021, we completed the acquisition of Raider Environmental Services of Florida, Inc., which has expanded our network of wastewater processing, oil collection and non-hazardous waste solidification to better serve our customers in Florida and throughout the Southern United States. On September 27, 2021, we completed the acquisition of Source Environmental, Inc., which increases the Company's penetration in the hazardous and non-hazardous waste business in several markets in the western U.S. This transaction also provides us the opportunity to internalize the performance of certain field service activities in the western U.S. On March 31, 2020, we completed the acquisition of certain assets of Gro America (“Gro”), which has expanded our network of wastewater processing facilities and augmented our field services capabilities to better serve our customers throughout the Midwestern United States.

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

In addition to the efforts of our SSRs, we employ a branch manager at each of our branches, and we also employ branch sales managers at approximately three-fourths of our branches, all of whom have dedicated sales territories and responsibilities.

Suppliers and Recycling/Disposal Facilities

We purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol) and used antifreeze, and absorbent from a limited group of suppliers. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group, Fred Fehsenfeld and the Fehsenfeld family trusts, which collectively beneficially owned 32.3% of our common stock as of January 1, 2022, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. We have used Heritage Environmental Services' hazardous waste services in the past, and it is likely that we will continue some level of use in the future.

We operate eight commercial wastewater treatment facilities. These facilities allow us to remove oil from wastewater, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. These facilities allow us the flexibility to dispose of our oily water and wastewater vacuum services waste water collected from certain branches internally as well as accepting wastewater from our customers directly at most of these facilities.

Competition

The markets for parts cleaning, containerized waste management, used oil collection, wastewater vacuum services, antifreeze recycling, and field services in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen (a wholly-owned subsidiary of Clean Harbors, Inc.), has held substantial market share in the full-service parts cleaning industry for the last five decades and has developed significant market share in used oil collection and containerized waste management. We believe that Safety-Kleen has greater financial and other resources and greater name recognition than us. We estimate that in the full-service portion of the parts cleaning market, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor.

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

Employees and Human Capital

As of January 1, 2022, we employed 1,296 full time and 53 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We believe one of the strengths of our company lies in the ability of our people to continually drive an employee-empowered culture dedicated to providing premier, environmentally-sustainable solutions to our customers. The success of our business, in part, is fundamentally connected to the safety of our people. Accordingly, we are committed to ensuring that our service representatives and all of our other field-based employees are properly trained to fulfill responsibilities they're assigned. Our service representatives are the face of the business to our customers and as such we work to ensure they are properly trained through both online and hands-on training programs. In addition, our Behavioral Based Safety program has provided a method to ensure constant identification of potential workplace hazards and helped us create a culture where all employees are encouraged to make safety a priority every day.

In January 2020, we established a centralized training program, initially bringing new associates to the corporate headquarters with the goal of increasing the quality and consistency of all aspects of training (not just safety) for our field personnel. Due to COVID-19 pandemic, this training was conducted virtually for most of fiscal 2020 and fiscal 2021. Prioritizing the safety of our employees and customers allows us to maintain our competitive advantage. We monitor turnover to identify any trends and ensure great customer service.

We are committed to be a diverse and inclusive workplace. All of our employees are expected to exhibit and promote ethical and respectful behavior based on our code of conduct, and we require every employee to routinely complete behavioral training to prevent, identify, and report any unethical or unlawful discrimination.

In response to the COVID-19 pandemic, we implemented significant changes that we determined to be in the best interest of our employees, customers and the extended communities where we operate, while also complying with the related government regulations. This includes having our employees work from home when possible. We also implemented additional safety measures for our essential employees whether they are at our customers' locations or working at a company location.

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

On June 30th, 2018 the EPA implemented an e-Manifest system for the capture of manifest documents electronically. This functionality included electronic manifests, scanned image upload, scanned image plus document data, and mailing of physical manifests to the EPA for processing. The EPA assesses a different fee depending on which of the above approaches is used. Increased fee rates went into effect October 1st, 2019. In 2020, Heritage-Crystal Clean began submitting manifests it terminates to the EPA electronically by way of data and image upload. This change resulted in lower fees assessed by the EPA. The savings from these reduced charges have been passed on to customers.

Disposal partners utilized by the Company are at various stages of implementation of the available features, with partners passing on their costs incurred to the Company. The Company intends to continue to pass along the direct costs imposed by the EPA, or indirectly from disposal partners, to its customers. To the extent partners and the Company are able to implement costs saving measures provided by e-Manifesting, the Company expects that the regulatory costs that are currently passed on to customers could be reduced.

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

In August 1997, the South Coast Air Quality Management District in California (the “SCAQMD”), enacted Rule 1171, which prohibits the use of certain types of solvents that we currently use in our parts cleaning services. In the areas of California affected by this or similar regulations (including Los Angeles, San Francisco, and Sacramento), aqueous parts cleaning is the primary substitute. We currently have four branches located in California, one in Bakersfield, Los Angeles, Fresno and Oakland.

In November 2019, the State of New York Department of Environmental Conservation revised 6 NYCRR Part 226. This revision lowers the limits for volatile organic compounds (VOCs) used in cleaning operations. This revision was originally to be effective after December 1, 2020. Due to the COVID-19 pandemic, the effective date for the aforementioned revision was delayed until December 1, 2021, Based on this revision, we will no longer be able to use either of our two standard solvents currently used in our parts cleaning services offered in the State of New York. Our primary substitute for customers in the State of New York will be our aqueous parts cleaning offer. We currently have four branches located in the State of New York (Albany, Buffalo, Long Island and Rochester).

In 2021 the Delaware Department of Natural Resources and Environmental Control (DNREC) revised its regulations related to solvent cleaning processes and industrial cleaning solvents [7 DE Administrative Code 1124 Control of Volatile Organic Compound (VOC) Emissions section 33 - Solvent Cleaning and Drying]. The revision reduced the allowable limit of VOCs on certain cleaning products and established other requirements concerning the use of cleaning products and processes that emit VOCs. The current deadline for users of cleaning solvents to comply with this revised regulation is August 11, 2022. As with similar regulatory changes in other jurisdictions, our primary substitute for customers in Delaware will be our aqueous parts cleaning offer. While we service Delaware customers from outside the state, we currently do not have any branches in the State of Delaware.

We cannot predict if or when other state and/or local governments will promulgate similar regulations which may restrict or prevent the use of solvent for parts cleaning. Pending air regulation laws in the northeastern United States may restrict, or possibly eliminate, the use of our typical parts washer solvent in cold parts cleaners. Due to the size of the states in the northeastern U.S. and the transport of pollutants over state boundaries, the Ozone Transport Commission ("OTC") develops overarching air pollution programs for member states to adopt. While there has been some delay in implementation of the regulations throughout the northeastern OTC states, additional regulations limiting the use of certain solvents and other ozone forming chemicals are expected to begin going into effect within the next few years. The OTC states include twelve states in the far northeastern U.S. as well as the District of Columbia. Among the OTC states, Maryland and Delaware have initiated development of rules to limit the use of ozone pollution forming compounds.

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
Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who was an executive officer of Heritage-Crystal Clean as of January 1, 2022.

Name	Age	Position

Brian Recatto	57	President, Chief Executive Officer, and Director

Mark DeVita	53	Chief Financial Officer

Ellie Bruce	57	Vice President of Business Management and Marketing

Brian Recatto
President, Chief Executive Officer, and Director

On February 1, 2017, Mr. Recatto was appointed President and Chief Executive Officer and has been a director of the Company since 2012. From 2014 to January 2017, Mr. Recatto served as President U.S. Operations for Gibson Energy Inc., one of the largest independent midstream energy companies in Canada and a major U.S. crude oil logistics operator. Mr. Recatto joined Gibson through its acquisition of OMNI Energy Services, where he had served in various executive positions since 2007, including Vice President and Chief Operating Officer, and President and Chief Executive Officer. Mr. Recatto was President from 2004 to 2007 of Charles Holston, Inc., a waste management and environmental cleaning company, which OMNI acquired. He served in various operating and executive positions from 1997 to 2004 with Philip Services Corporation, an environmental and industrial services company, including roles as General Manager of Gulf Coast Waste Operations, Senior Vice President By-Products Services Group and President Industrial Services. Mr. Recatto joined Philip Services Corporation through its acquisition of Meklo, Inc., an industrial waste management company, where he had served as President for six years. Mr. Recatto holds a bachelor’s degree in Finance from Louisiana State University.

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

The price at which we sell oil-based products in our Oil Business segment, such as re-refined base oil, hydrotreated fuel, VTAE, and RFO is affected by changes in certain oil indices, such as the price for crude oil. If the relevant oil indices rise or fall, we can typically expect a corresponding increase or decrease in prices for the oil products we sell to reflect the change in the relevant oil indices. However, there may be a lag between the time an oil index increases or decreases and the time when we are able to increase or decrease the price of the oil products we sell. The costs to collect used oil, including the amounts we must pay or charge to obtain used oil and the fuel costs of our oil collection fleet, generally increases or decreases when the relevant index increases or decreases. As with the prices for the oil products we sell there may be a time lag between when an oil index increases or decreases and when we are able to adjust the amounts we pay or charge to obtain used oil. Further, even though the prices we can charge for the oil products we sell and the costs to collect and re-refine used oil generally correlate, they do not always increase or decrease by the same magnitude, and we cannot assure you that any increased costs we experience can be passed through to the prices we charge for the oil products we sell or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. Because of the competitive nature of the oil collection industry, we may not be able to adjust the amounts we pay or charge for used oil in a timely manner or to fully compensate for decreases in the prices for the oil products we sell which could materially and negatively impact our operating results and profitability. Any increases in our costs to collect used oil could adversely affect the profitability of our Oil Business segment.

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

Our used oil re-refinery may not operate at or near capacity and generate the operating results that we anticipate, which may lead to greater volatility in our revenue and earnings.

Our success in operating our re-refinery at capacity and realizing the anticipated benefits therefrom in a timely manner, or at all, may be affected by the following factors:

●	Operation of the Re-refinery - Operating at capacity depends on the ability of our employees and management to run the re-refinery at design rates safely and in compliance with all relevant regulations. Nameplate capacity includes the impact of periodic shutdowns for routine maintenance. We have experienced unplanned shutdowns in the past and any extended or unscheduled shutdowns in the future may inhibit our ability to operate the re-refinery at or near capacity.

●	Balance of Base Lube Oil Demand vs Supply - Operating at capacity depends on the demand for base lube oil in general and specifically the base lube oil produced at our re-refinery. If the supply of base lube oil production exceeds the demand for base lube oil then it is likely that there will be downward pressure on the price of base lube oil. In addition, we may experience increased downward pricing pressure when compared to suppliers of virgin lubricating base oil, which has historically sold at a premium to re-refined lubricating base oil.

●	Logistics - Operating at capacity depends in part on our ability to efficiently transport used oil to our re-refinery and to transport base lube oil and related products out of our re-refinery as well as on our access to adequate storage facilities for raw materials and products. Our ability to transport used oil and oil products efficiently is dependent on the third parties we utilize to help us execute these activities.

●	Base Lube Oil Pricing - The price at which we sell oil-based products from our used oil re-refinery is affected by changes in certain oil indices. If the relevant oil indices decline, we would typically reduce prices for our re-refined lubricating base oil, even if our costs do not experience a similar decline. If we reduce prices for our products, we may not realize expected results, and our operating margins may be adversely impacted.

●	Used Oil Feedstock - Operating at capacity depends on our ability to obtain the required volume from either company customers or third-party collectors and to acquire the feedstock at competitive rates.
There can be no assurance that unforeseen market conditions, such as a material drop in crude oil prices, will not adversely impact the operation or profitability of our re-refinery or that our re-refinery will operating as anticipated, which could have a material adverse effect on our operating results.

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

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through four hubs that service our 91 local branches. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any material interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

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

One of the products produced from our re-refining process is Vacuum Tower Asphalt Extender ("VTAE"). VTAE is sold for use as an ingredient in asphalt used in the construction of roadways. State Departments of Transportation may regulate the characteristics of materials that are used as ingredients in roadway asphalt. A number of states have banned the use of VTAE as an ingredient in asphalt used on roadways. We believe, when used in the proper proportion, the VTAE produced at our re-refinery can be used in a paving asphalt formulation that meets all relevant performance standards. Regulatory restrictions on the use of VTAE have negatively impacted the marketability of this product and the profitability of our oil business. Regulatory restrictions from additional states could lead to additional negative impact on the marketability of our VTAE product.

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

Because we rely on our extended network of 91 branch locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

We face intense competition in the industrial and hazardous waste services industries and from other used oil re-refiners.

The markets for parts cleaning, containerized waste management, used oil collection, wastewater vacuum services, antifreeze recycling, and field services are intensely competitive. Numerous small companies provide these services at a regional or local level and may be able to compete with lower overhead and operating costs. In addition, Safety-Kleen, a wholly-owned subsidiary of Clean Harbors, Inc. and our largest competitor, has held substantial market share in the full-service parts cleaning industry for the last five decades and has developed a material market share in used oil services, including used oil collection, vacuum services and containerized waste management. Safety-Kleen has greater financial and other resources and greater name recognition than us. Our business growth, financial performance, and prospects may be adversely affected if we cannot effectively compete against these competitors, or if any of our competitors develop products or services superior to those offered by us. We could lose a material number of customers if Safety-Kleen or other competitors materially lower their prices, improve service quality, or develop more competitive product and service offerings.

In addition, companies involved in the waste management industry, including waste hauling, separation, recovery, and recycling, may have the expertise, access to customers, and financial resources that would encourage them to develop and market services and products competitive with those offered by us. We also face competition from alternative services that provide similar benefits to our customers as those provided by us. In addition, new technology regarding the treatment and recycling of used solvent may lead to functionally equivalent or superior products or services becoming available, which may decrease the demand for our services and products or cause our products and services to become obsolete.

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

Our business relies on continued demand for our parts cleaning and waste management services in the U.S. vehicle repair and U.S. manufacturing industries, which may suffer from declining market size and number of locations, due in part to the uncertainty of economic conditions, international competition, and consolidation in U.S. markets. Industry trends affecting our customers have caused our customers' businesses to contract. Additional decline could reduce the demand for our products and services and have a material adverse impact on our business. As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult. Also, the increase in the percentage of electric vehicles in use in the U.S. could negatively impact the demand for several of our services since we believe electric vehicles create less demand for our services compared to gasoline or diesel powered vehicles.

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

The operation of our antifreeze recycling centers, wastewater and non-hazardous containerized waste processing facilities expose us to risks that may be uninsurable.

Similar to our re-refining operation, the operations of our antifreeze recycling centers, wastewater and non-hazardous containerized waste processing facilities expose us to risks related to the potential contamination of feedstock, adverse environmental impact of a spill or other release, or the risk of injury to our employees or others. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable, or we will not choose to procure insurance at levels that will cover all potential exposure.

We may not be able to protect our intellectual property adequately.

We rely upon our experience and technological innovation and other trade secrets to develop and maintain our competitive position. We also rely on trade secrets, confidentiality agreements, and other contractual provisions to protect our proprietary technology, and such agreements may not adequately protect us. Our competitors could gain knowledge of our know-how or trade secrets, either directly or through one or more of our employees or other third parties. Although we do not regard any single trade secret or component of our proprietary expertise to be material to our operations as a whole, if one or more of our competitors were to use or independently develop such expertise or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

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

We may not be able to effectively integrate the business that we acquire or realize the expected benefits from any recent or future acquisitions, new facility developments, partnerships, joint ventures or other investments, which could have a material and adverse effect on our business and operating results.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2021 and prior years, we may not be able to do so in future years which could materially impact our operating results.

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

We have been, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of exposure to hazardous chemicals that are a part of the solvents we provide. In addition, the hazards and risks associated with the use, transport, storage, handling, and disposal of our customers' waste by us and our customers (such as fires, natural disasters, explosions, and accidents) and our customers' improper or negligent use or misuse of aqueous parts cleaning equipment to heat our aqueous cleaning solution, or solvent to clean parts may also expose us to personal injury claims, property damage claims, and/or product liability claims from our customers or third parties. As protection against such claims and operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of these claims and lawsuits, and we may be held liable for material personal injury or damage to property or third parties, or other losses, that are not fully covered by our insurance in whole or in part, which could have a material adverse effect on our business.
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

The phasing out of LIBOR after 2021 could adversely affect our financial results

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the London Interbank Offered Rate by the end of 2021. Subsequently the phase out deadline has been extended to June 30, 2023. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement (as defined below) may be based on LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. As the Company does not have any outstanding borrowings under the financial instruments impacted by LIBOR, the effect on the financial statements is not material.

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

•the extent to which we vertically integrate our business and expand our waste processing capabilities;

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

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of January 1, 2022, our directors and executive officers, and stockholders affiliated with our directors and executive officers, beneficially owned 37.3% of our common stock. In addition, under a participation rights agreement between us and The Heritage Group, an affiliate of our Chairman Fred Fehsenfeld ("Heritage"), Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

There may be future sales or issuances of our common stock, which will dilute the ownership interests of stockholders and may adversely affect the market price of our common stock.

We may issue additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or substantially similar securities, which may result in dilution to our stockholders. In addition, our stockholders may be further diluted by future issuances, or exercises or vesting of outstanding equity awards, under our equity incentive plans. Sales of substantial amounts of common stock by us or our stockholders in the public market could adversely affect the market price of the common stock. The market price of our common stock could decline as a result of sales or issuances of a large number of our common stock or similar securities in the market after this offering or the perception that such sales or issuances could occur. In addition, in February 2022, we filed a resale registration statement with the Securities and Exchange Commission which registers the resale of common stock held by the Heritage Stockholders, which represents 32.3% of our outstanding common stock. The sale of substantial amounts of shares of our common stock in the public market by the Heritage Stockholders, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, could depress the price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

If securities or industry analysts do not publish research reports about our business or publish unfavorable research, or our results are below analysts' estimates, our stock price and trading volume could decline.

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

As of January 1, 2022, Heritage, the Fehsenfeld family trusts and Mr. Fehsenfeld, who are all affiliates of each other (collectively, the “Heritage Stockholders”), collectively beneficially own over 32.3% of our common stock. As a result, the Heritage Stockholders have material influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of material matters and their interests may not align with the interest of other stockholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

A widespread outbreak of disease, can adversely affect the operation of our customers' businesses which could lead to a material decline in demand for our products and services and our customers' ability to pay us for the products and services we have provided to them. A pandemic could also have material negative impact on the operation of our vendors' and suppliers' businesses and effect their ability to provide us the products and services we rely on to conduct our business and provide products and services to our customers. A widespread outbreak could potentially result in the infection of the company's employees and diminish our ability to operate our business, service our customers or produce and sell our products. These potential negative impacts to our business could negatively impact our financial results and thereby reduce our borrowing capacity which could limit our ability to operate our business. These situations can also lead to a general downturn in the equity markets which could negatively impact the value of the company's shares as well as increase the cost to the company to raise equity capital. Any and all of the above situations could have a material adverse impact on our business, financial results of operations, and cash flows. During 2020 and in 2021, we have felt the impact of the COVID-19 pandemic and related shelter-in-place orders which materially reduced the demand for many of our customers products and services which consequently negatively impacted the demand for our products and services. The pandemic also resulted in thousands of hours of lost work time for our employees due to illness or steps taken to reduce the spread of the COVID-19 virus. As a result our revenue and profitability were materially negatively impacted for fiscal 2020 and early 2021. While our customers appear to have resumed business operations that are similar to pre-COVID activities in fiscal 2021, we cannot predict whether future variants of COVID-19 might cause further slowdowns of cessation of business activities. As a result, we cannot predict the impact that the COVID-19 pandemic might have on our business and operating results in the future.

General Risk Factors

Our results of operations and financial condition have been, and could in the future be, materially adversely impacted by an economic downturn.

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

In addition, adverse economic and financial market conditions may cause our suppliers to be unable to provide materials and components to us or may cause suppliers to materially increase the prices they charge us for their products and services or make our suppliers change the credit terms they extend to us, such as shortening the required payment period for amounts owed to them or reducing the maximum amount of trade credit available to us. Such changes could negatively impact the profitability of our business if we are not able to pass along price increases to our customers in an equal or higher magnitude or these changes could adversely affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we could be adversely affected.

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.

We are increasingly dependent on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners. Cyber incidents, including deliberate attacks or unintentional events, have increased. A cyberattack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites.

Our technologies, systems, networks, and those of our business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or other disruption of our business operations. Any cyberattack on our business could materially harm our business and operating results. While we carry insurance for cyber security and network interruption risks there is no guarantee that any losses we may suffer in the future will not exceed coverage amounts or that all cyber incidents will be covered by our insurance.

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

We may from time to time become a party to legal proceedings and investigations, in the normal course of business activities. Responding to investigations or defending these actions, especially purported class actions, can be costly and can distract management. During 2019 we settled a class action lawsuit related to fuel surcharges and recorded an $11.0 million charge during the fourth quarter of 2019 as a result of this settlement (the actual payout in the following year was less and we recorded a credit of $6.5 million to income). There is also the possibility that we, or customers on whom we rely, may become involved in future investigations or suits, including, for example, those being brought by communities against fossil fuel producers relating to climate change, which are beginning to gain prevalence in the courts. There is the potential that the costs of defending litigation, or the impact on us as a result of customers losing such suits, could have an adverse effect on our cash flows, results of operations or financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Corporate Headquarters. Our headquarters is based in a 33,935 square foot leased facility in Elgin, Illinois and is leased with a term expiring in 2022.

Re-refinery, recycling and waste processing operations. As of January 1, 2022 we owned and operated a used oil re-refinery in Indianapolis, IN, with an annual nameplate capacity of approximately 75 million gallons of used oil feedstock and we owned and operated a solvent recycling facility at the same site which has an annual capacity of approximately six million gallons. As of January 1, 2022, we operated twelve oil processing facilities, of which four perform waste water treatment, and one performs oil filter processing, and operate eight wastewater treatment operations that have the capacity to process approximately 156 million gallons per year. We own the properties where eleven of our oil processing operations are located, including our waste water treatment operations, and one of our used oil filter processing operations. We leased the remaining oil processing facility with a term of year to year tenancy. In addition, we operated five antifreeze recycling centers, of which two facilities are owned and three facilities are leased.

Hubs. As of January 1, 2022, we operated four distribution hubs. One in Indianapolis, IN; Shreveport, LA; Philadelphia, PA; and Atlanta, GA. All of our hubs are leased with terms ranging two to eleven years. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future shipment to our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Containers of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. Most of these containers are staged and loaded back into trailers for reshipment to third-party recyclers, incinerators, landfills, and waste-to-energy facilities.

Branches. As of January 1, 2022, we operated 91 branches that vary in size and serve customer locations in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. Several branch operations are co-located with some of our other operating sites (e.g. distribution hubs, wastewater treatment plants, etc.). We own 10 branch facilities, and the remaining 81 facilities are leased with terms ranging from month-to-month to up to eleven years.

ITEM 3. LEGAL PROCEEDINGS
On January 19, 2022, a civil enforcement action was filed in the United States District Court for the Northern District of Illinois, Civil Action No. 1:22-cv-00303: United States of America, Louisiana Department of Environmental Quality, and the State of Indiana vs. Heritage-Crystal Clean, LLC (the “Action”). The Action alleges that the Company’s spent solvent recycling programs violate sections 3008(a) and (g) of the Resource Conservation and Recovery Act (“RCRA”), 42 U.S.C. § 6928(a) and (g), and Indiana Code Section 13-30-4-1, including that the Company’s used 106 solvent program is not exempt under RCRA, and that sum of the waste received by the Company under its non-hazardous 142 solvent program included hazardous waste. The Action further alleges that the Company’s storage and handling of used oil at its Shreveport, Louisiana location was not in full compliance with Louisiana environmental laws. The plaintiffs seek civil penalties in an undetermined amount, injunctive relief, and modifications made in the Company’s solvent recycling programs and used oil handling services. The Company is in discussions with members of the U.S. Department of Justice, U.S. Environmental Protection Agency, Louisiana Department of Environmental Quality, and Indiana Department of Environmental Management to resolve the Action but cannot predict the outcome of these discussions. As of the end of fiscal 2021, no liability was accrued related to this Action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “HCCI”.

On February 25, 2022, the closing price of our common stock on the NASDAQ Global Select Market was $27.65 per share. On February 25, 2022, there were 313 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2016 and January 1, 2022, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrials Index, over the same period. This graph assumes the investment of $100 on December 31, 2016 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrials Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stock Performance Graph
(December 31, 2016 through January 1, 2022)
Dollars
350
300
250
200
150
100
50
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
Heritage-Crystal Clean, Inc.
NASDAQ Composite Index
NASDAQ Industrials Index

	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022
Heritage-Crystal Clean, Inc.	$100.00	$139.00	$142.00	$201.00	$134.00	$204.00
NASDAQ Composite Index	$100.00	$128.00	$122.00	$167.00	$239.00	$291.00
NASDAQ Industrials Index	$100.00	$124.00	$121.00	$154.00	$234.00	$255.00

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal years in this report relate to the fiscal years ended as follows:

Fiscal Year	Fiscal Year Ended	Weeks
2021	January 1, 2022	52
2020	January 2, 2021	53
2019	December 28, 2019	52
2018	December 29, 2018	52
2017	December 30, 2017	52

We have derived the statement of operations for the fiscal years ended December 29, 2018 and December 30, 2017 and the balance sheet data at December 28, 2019, December 29, 2018, and December 30, 2017, from our audited consolidated financial statements not included in this report.

	Fiscal Year
	(In Thousands, Except per Share Amounts)
	2021	2020	2019	2018	2017

STATEMENTS OF OPERATIONS DATA
Revenues
Service revenues	$262,863	$245,474	$250,491	$250,262	$233,999
Product revenues	227,737	136,178	171,273	159,921	131,958
Rental income	24,734	24,299	22,663	—	—
Total revenues	$515,334	$405,951	$444,427	$410,183	$365,957
Operating Expenses
Operating costs	352,796	321,648	$349,603	$323,165	$276,102
Selling, general, and administrative expenses	56,987	47,091	50,224	47,714	47,401
Depreciation and amortization	23,542	24,563	18,249	16,157	17,967
Other (income) expense - net	(988)	(5,365)	13,490	1,606	(10,940)
Operating income	82,997	18,014	12,861	21,541	35,427
Interest expense - net	933	1,252	869	1,052	1,094
Income before income taxes	$82,064	$16,762	$11,992	$20,489	$34,333
Provision for income taxes	21,116	4,825	3,243	5,451	5,923
Net income	60,948	11,937	8,749	15,038	28,410
Income attributable to noncontrolling interest	—	—	386	310	287
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$60,948	$11,937	$8,363	$14,728	$28,123

Net income per share available to common stockholders: basic	$2.60	$0.51	$0.36	$0.64	$1.24
Net income per share available to common stockholders: diluted	$2.59	$0.51	$0.36	$0.63	$1.23

Number of weighted average common shares outstanding :
Basic	23,419	23,286	23,160	23,026	22,662
Diluted	23,557	23,453	23,398	23,334	22,922

	Fiscal Year
(thousands, except branch data)	2021	2020	2019	2018	2017
OTHER OPERATING DATA (UNAUDITED):
Average revenues per working day - Environmental Services	$1,258	$1,151	$1,195	$1,130	$970
Number of branches at end of fiscal year	91	89	89	89	86

	At Fiscal Year End
(thousands)	2021	2020	2019	2018	2017

BALANCE SHEET DATA:
Cash and cash equivalents	$56,269	$67,575	$60,694	$43,579	$41,889
Total assets	526,864	461,669	471,314	347,822	314,657
Long-term debt, less current maturities	—	29,656	29,348	29,046	28,744
Total stockholders' equity	$342,056	$277,500	$265,631	$254,231	$235,926

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (the "Annual Report). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report. We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2021" represents the 52-week period ended January 1, 2022."Fiscal 2020" represents the 53-week period ended January 2, 2021."Fiscal 2019" represents the 52-week period ended December 28, 2019.

Overview

We provide parts cleaning, containerized waste management, used oil collection, wastewater vacuum services, antifreeze recycling, and field services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and other products. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing industries, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens. We operate from a network of 91 branch facilities providing services to customers in 48 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, wastewater vacuum, antifreeze recycling services, and field services. Revenues from this segment accounted for 62% of our total revenues for fiscal 2021. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, which accounted for 38% of our total revenue for fiscal 2021.

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

Our operating costs include the costs of the materials we use in our products and services, such as used oil collected from customers or purchased from third party collectors, solvent, and other chemicals. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Changes in the price of crude oil can impact operating costs indirectly as it may impact the price we pay for solvent or our cost to obtain used oil, although we attempt to offset volatility in the oil markets by managing the spread between our costs to procure used oil and the prices we charge for our products and services. Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, and the costs of operating our re-refinery, recycling centers, non-hazardous waste processing facilities, hubs, and branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase in relation to the number of new branch openings. As new branches achieve route density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general, and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before SG&A expense as revenue less operating costs and depreciation and amortization from operations.

Our selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management, billing, receivables management, accounting and finance, information technology, environmental health and safety, and legal.

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we re-refine used oil into high quality lubricant base oil and other products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an annual nameplate capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce approximately 50 million gallons of lubricating base oil per year when operating at capacity.

Critical Accounting Estimates

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the use of certain estimates by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material items subject to such estimates and assumptions are the valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

Acquisitions

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of acquisition at their respective fair values. The most significant intangible assets acquired were the permits and customer relationship assets. Specific to these intangibles, the critical accounting estimates used in determining the fair value of the intangible assets were the estimates of market participant future cash flows driven by estimated revenue growth, operational performance including company specific synergies and estimated customer attrition. In addition, the net cash flows were discounted using an appropriate discount rate that requires judgment by management.

These judgments and estimates are subject to uncertainty as future cash flows may differ from those assumed in the valuation of these intangible assets. Due to the nature of valuing a business combination, any significant differences between the estimates made in determining the fair value of the tangible and intangible assets discussed above and the actual future cash flow of the acquired businesses may result in future impairments of the underlying assets. See Goodwill and Impairment of Long-Lived Assets sections below. Acquisition-related costs were recognized separately from the acquisition and expensed as incurred. Restructuring costs, if any, will be expensed in periods subsequent to the acquisition date.

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

Goodwill

In each of fiscal years 2019, and 2020, the Company performed a qualitative assessment to determine whether the quantitative impairment test was necessary. Based on the qualitative assessments in each year, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the quantitative test was not necessary and no impairment was indicated. The Oil Business reporting unit had zero goodwill throughout each fiscal years 2019, 2020, and 2021. During fiscal year 2021, the Company performed a quantitative impairment test to identify whether goodwill had been impaired. Based on the quantitative impairment test performed in fiscal year 2021, the Company concluded the fair value of the Environmental Services reporting unit exceeded its carrying amount and therefore goodwill was not considered impaired.
Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal 2021, we recorded no impairment charges to long-lives assets. During fiscal 2020, we recorded impairment charges to long-lived assets relating to properties held for sale in Wilmington, Delaware and Ft. Pierce, Florida. Impairment charges recorded were approximately $1.4 million for the write-down of these properties to their fair market value. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer being depreciated.

Impact of the COVID-19 Pandemic on Our Business

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

During 2020, as a result of the impact of the COVID-19 outbreak, some of our customers had permanently or temporarily closed their businesses, limited our access to their businesses, or had a decreased demand for our products and services due to a slowdown in the demand for their own products or services. While we experienced a material decrease in activity in both of our Environmental Services and our Oil Business segments during the second quarter of fiscal 2020 as a result of the COVID-19 pandemic, we saw continued improvement in our business through-out the second half of the year compared to what we believed was the low point of this downturn during the second quarter of 2020.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the

COVID-19 outbreak and the actions to contain it or treat its impact. In 2021, the continued impact on our business as a result of COVID-19 pandemic resulted in additional lost work hours which negatively impacted our ability to service our customers on a timely basis, the effect of which is included in the financial operations in this filing.

RESULTS OF OPERATIONS

General

Fiscal Year Ended January 1, 2022 versus Fiscal Year Ended January 2, 2021
For discussion of our fiscal 2020 results of operations and comparison with fiscal 2019 results of operations, please refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(thousands)	January 1, 2022		January 2, 2021
Revenues
Service revenues	$262,863	51.0%	$245,474	60.5%
Product revenues	227,737	44.2%	136,178	33.5%
Rental income	24,734	4.8%	24,299	6.0%
Total revenues	$515,334	100.0%	$405,951	100.0%
Operating expenses
Operating costs	$352,796	68.5%	$321,648	79.2%
Selling, general, and administrative expenses	56,987	11.1%	47,091	11.6%
Depreciation and amortization	23,542	4.6%	24,563	6.1%
Other (income) expense - net	(988)	(0.2)%	(5,365)	(1.3)%
Operating income	82,997	16.1%	18,014	4.4%
Interest expense – net	933	0.2%	1,252	0.3%
Income before income taxes	$82,064	15.9%	$16,762	4.1%
Provision for income taxes	21,116	4.1%	4,825	1.2%
Net income	$60,948	11.8%	$11,937	2.9%

Revenues

In fiscal 2021, we generated $515.3 million of revenue compared to prior year revenue of $406.0 million, an increase of $109.4 million, or 26.9%. The Company's 2021 fiscal year comprised of 253 working days compared to 256 working days in fiscal 2020. On a sales-per-working day basis, revenue increased approximately 28.5% in fiscal 2021 compared to the prior year.

Revenue from our Environmental Services segment increased $27.6 million, or 9.5%, compared to fiscal 2020. The increase in revenue was mainly due to continued increase in demand for our services compared to the prior year. We experienced volume increases in almost all of our service lines in the segment when compared to fiscal 2020. 2020 revenues were lower mainly due to the impacts of COVID-19 related volume declines in our field services, parts cleaning, containerized waste, and antifreeze product and service lines.

Revenue from our Oil Business increased $81.8 million, or 70.9%, compared to fiscal 2020. The increase in base oil prices was the main driver of the increase in revenue along with an increase in base oil sales volume compared to the prior year. During fiscal 2021, the average selling price for our base oil product increased approximately 94%, along with an increase of approximately 9% in base oil gallons sold compared to fiscal 2020. 2020 revenues were lower mainly due to impacts of COVID-19 related volume declines and shutdowns.

Operating costs

Operating costs increased $31.1 million, or 9.7%, to $352.8 million in fiscal 2021 compared to $321.6 million in fiscal 2020. The increase was mainly driven by higher disposal costs and transportation expenses compared to fiscal 2020.

We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases; however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. Whether or not we have an increase in service volume, an increase in the price of crude oil could result in an increase in operating costs in the Environmental Services segment since this will likely result in an increase in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business segment, our operating costs could increase or decrease in the future depending on changes in the price for crude oil which could directly impact cost for our used oil feedstock, our used oil collection costs and processing costs at our re-refinery.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $9.9 million, or 21.0%, from fiscal 2020 to $57.0 million in fiscal 2021. The increase was mainly driven by higher share-based compensation and management incentive compensation expense as well as higher legal fees, partially offset by lower retirement and severance costs. Overall, selling, general and administrative expenses, which includes depreciation and amortization from SG&A, as a percentage of revenues decreased slightly to 12.1% in fiscal 2021 from 12.7% in fiscal 2020 due to the increase in revenue, partially offset by higher overall SG&A expense.

Other (income) expense - net

Other (income) - net was $(1.0) million for fiscal 2021 driven mainly by the gain on sale of assets. Other (income) - net of $(5.4) million for fiscal 2020 primarily consists of a $6.5 million reversal of settlement claims related to a class action lawsuit, partially offset by $1.4 million of impairment charges relating to the closure of the Company's facility in Wilmington Delaware.

Interest expense - net

Interest expense - net was $0.9 million for fiscal 2021 with respect to our term loan and credit line, and related amortization of debt issuance costs, along with $0.6 million of finance lease interest expense. In fiscal 2020, the Company recorded interest expense of $1.6 million, of which $0.9 million of interest expense was on our term loan, and $0.3 million was amortization of debt issuance costs, along with $0.4 million of finance lease interest expense. No interest was capitalized in fiscal 2021 or fiscal 2020.

Provision for income taxes

The Company's effective tax rate for fiscal 2021 was 25.8% compared to 28.8% in fiscal 2020. The difference in the effective tax rate is principally attributable to the diminished impact of certain required adjustments to financial reporting income in determining taxable income in fiscal 2021 as compared to the impact of those adjustments in fiscal year 2020 due to financial reporting income in 2021 increasing substantially over financial reporting income in fiscal year 2020.
See footnote 15 — Income Taxes for more information.

Segment Information

The following table presents revenues by segment:

	For the Fiscal Years Ended,		Increase
(thousands)	January 1, 2022	January 2, 2021	$	%
Revenues:
Environmental Services	$318,167	$290,592	$27,575	9.5%
Oil Business	197,167	115,359	81,808	70.9%
Total	$515,334	$405,951	$109,383	26.9%

Revenue from our Environmental Services segment increased $27.6 million, or 9.5%, compared to fiscal 2020. The increase in revenue was mainly due to continued increase in demand for our services compared to the prior year. We experienced volume increases in almost all of our service lines in the segment when compared to fiscal 2020.

Revenue from our Oil Business segment increased $81.8 million, or 70.9%, compared to fiscal 2020. The increase in base oil prices was the main driver of the increase in revenue along with an increase in base oil sales volume compared to the prior year. During fiscal 2021, the average selling price for our base oil product increased approximately 94%, along with an increase of approximately 9% in base oil gallons sold compared to fiscal 2020.

Segment Profit (Loss) before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by segment before corporate SG&A:

	For the Fiscal Years Ended,		Increase/(Decrease)
	January 1, 2022	January 2, 2021	$	%
(thousands)
Profit before corporate SG&A*
Environmental Services	$75,218	$64,127	$11,091	17.3%
Oil Business	69,322	(45)	69,367	N/M
Total	$144,540	$64,082	$80,458	125.6%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 13 to our consolidated financial statements included in Item 8.

In fiscal 2021, Environmental Services profit before SG&A expense increased $11.1 million, or 17.3%. The increase was mainly due to higher revenue in comparison to fiscal 2020 driven by the continued increase in demand for our services compared to the prior year. Profit before corporate SG&A expense as a percentage of revenues in the Environmental Services segment increased to 23.6% in fiscal 2021 compared to 22.1% in fiscal 2020. The increase in margin was mainly due to higher revenue, partially offset by higher third-party disposal costs and labor cost.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In both fiscal 2021 and 2020, the impact of used solvent sales was immaterial.

In fiscal 2021, Oil Business profit before corporate SG&A expense increased $69.4 million compared to fiscal 2020. The increase in profit before corporate SG&A expense was mainly due to an increase in the spread between the netback (sales price net of freight impact) on our base oil sales and the price paid/charged to our customers for the removal of their used oil. In 2020, we had an extended shutdown at our re-refinery due to a lack of demand caused by the COVID-19 pandemic. The absence of such a shutdown in fiscal 2021 improved our results on a comparative basis.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of January 1, 2022 and January 2, 2021, cash and cash equivalents were $56.3 million and $67.6 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

Debt and Financing Arrangements

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter the Company paid down its previous term loan, in full, of $30.0 million. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15.0 million can be used in the form of a Swing Line loan.

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

On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it was intending to phase out the London Interbank Offered Rate by the end of 2021. The official phase out has now been extended to July 2023. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement may be based on LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. As the Company does not have any outstanding borrowings under the financial instruments impacted by LIBOR, the effect on the financial statements is not material.

As of January 1, 2022 and January 2, 2021, the Company was in compliance with all covenants under the Credit Agreement. As of January 1, 2022 and January 2, 2021, the Company had $5.6 million and $4.0 million of standby letters of credit issued, respectively, and $94.4 million and $61.0 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
(thousands)	January 1, 2022	January 2, 2021
Net cash provided by (used in):
Operating activities	$91,047	$44,769
Investing activities	(67,854)	(32,477)
Financing activities	(34,499)	(5,411)
Net (decrease) increase in cash and cash equivalents	$(11,306)	$6,881

The most material items affecting the comparison of our operating activities for fiscal 2021 and fiscal 2020 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during fiscal 2021 favorably impacted our net cash provided by operating activities by $49.0 million compared to fiscal 2020.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $13.8 million for fiscal 2021.

•Accounts Payable— The increase in accounts payable in fiscal 2021 favorably affected cash flows from operating activities by $6.6 million.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	For the Fiscal Years Ended,
(millions)	January 1, 2022	January 2, 2021
Re-refinery capital improvements	$6.0	$6.4
Trucks and trailers	8.0	7.7
Parts cleaning machines	4.6	4.1
IT projects	1.1	1.5
Various other projects	4.4	4.0
Total	$24.1	$23.7

•Business acquisitions, net of cash acquired — During fiscal 2021, the Company used $45.5 million for acquisitions. See Note 3 — Business Combinations to our consolidated financial statements included in Item 8 for more information.

Net Cash Used in Financing Activities — During fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million.

Contractual Obligations

Our contractual commitments consist of operating leases and short-term purchasing commitments. We anticipate that we will experience an increase in our lease commitments consistent with anticipated growth in operations, infrastructure, and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of January 1, 2022:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations (1)	$73,103	$20,653	$16,777	$12,072	$8,201	$4,794	$10,606
Finance lease obligations (2)	22,547	3,308	3,308	3,308	3,251	4,199	5,173
Purchase obligations (3)	27,369	27,369	—	—	—	—	—
Total (4)	$123,019	$51,330	$20,085	$15,380	$11,452	$8,993	$15,779

(1)	We lease railcars, office space, warehouse and operating facilities, equipment and vehicles under non-cancelable operating lease agreements which expire at various dates through 2030.

(2)	Finance leases include a fleet of mobile equipment.

(3)	Our purchase obligations are open purchase orders as of January 1, 2022, and are primarily for capital expenditures, used oil, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancellable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

(4)	Unrecognized tax benefits have not been included because no reasonable estimate can be made as to the likelihood, dollar amount, or timing of potential future cash expenditures.
We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2021, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during fiscal 2021 were $6.7 million, and the annual effective interest rate for fiscal 2021 was 2.04%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.1 million change to our interest expense in fiscal 2021.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021 and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of identified intangible assets and contingent consideration liabilities in business combinations
As described in Notes 2 and 3 to the consolidated financial statements, the Company completed three acquisitions during 2021 for an aggregate purchase price, net of cash acquired, of $51.4 million. The Company recognized identifiable intangible assets and contingent consideration liabilities totaling $29.4 million and $5.8 million, respectively. The identified intangible assets and contingent consideration liabilities were measured at fair value upon acquisition using valuation models sensitive to significant assumptions such as future growth rates, operating income margins, discount rates, and weighted average cost of capital. We identified the valuation of identified intangible assets and contingent consideration liabilities in business combinations as a critical audit matter.

The principal considerations for our determination that the valuation of identified intangible assets and contingent consideration liabilities in business combinations is a critical audit matter are that there was significant judgment and estimation required by management, with assistance from third-party valuation specialists, when determining the fair values of these intangible assets and contingent consideration liabilities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions used, including future growth rates, operating income margins, discount rates, and weighted average cost of capital. Changes in these significant assumptions could have a significant effect on the fair value of the identified intangible assets and contingent consideration liabilities.

Our audit procedures related to the fair value determination of identified intangible assets and contingent consideration liabilities in business combinations included the following, among others:

•We obtained an understanding and tested the design and operating effectiveness of relevant controls relating to the valuation report and allocation of the purchase price for the acquisitions, which included internal controls over the selection and review of the assumptions to estimate fair value, including those used by third party valuation specialists.
•We tested the completeness, mathematical accuracy, and relevance of the underlying data in management’s cash flow projections and significant assumptions, including future growth rates, operating income margins, discount rates, and weighted average cost of capital.
•Our evaluation of the reasonableness of the future growth rates and operating income margins for the forecast period involved considering the past performance of the acquired businesses as well as economic and industry forecasts.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the discount rates by testing the source information underlying the determination of the discount rates for each acquisition and by developing an independent estimate based on industry data and comparing them to the discount rates used by management.
•With the assistance of our valuation specialists, we evaluated the weighted average cost of capital by considering the cost of capital of comparable businesses and other industry factors.
•We tested the fair value determination of contingent consideration liabilities by performing an independent analysis of the contingent consideration to corroborate the reasonableness of management’s estimate.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Chicago, Illinois
March 2, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2022, and our report dated March 2, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 2, 2022

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	January 1, 2022	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$56,269	$67,575
Accounts receivable - net	62,513	48,479
Inventory - net	29,536	24,978
Assets held for sale	1,125	2,446
Other current assets	6,773	8,005
Total current assets	156,216	151,483
Property, plant and equipment - net	166,301	153,016
Right of use assets	83,865	78,942
Equipment at customers - net	24,146	23,111
Software and intangible assets - net	45,949	19,576
Goodwill	49,695	35,541
Other Assets	692	—
Total assets	$526,864	$461,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,179	$29,663
Current portion of lease liabilities	20,146	19,198
Contract liabilities - net	2,094	1,983
Accrued salaries, wages, and benefits	8,980	6,647
Taxes payable	8,474	10,592
Other current liabilities	9,476	4,918
Total current liabilities	85,349	73,001
Lease liabilities, net of current portion	65,041	60,294
Other long-term liabilities	473	—
Long-term debt, less current maturities	—	29,656
Deferred income taxes	31,126	21,218
Contingent consideration	2,819	—
Total liabilities	$184,808	$184,169
Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at 0.01 par value, 23,473,931 and 23,340,700 shares issued and outstanding at January 1, 2022 and January 2, 2021, respectively	$235	$233
Additional paid-in capital	204,920	201,148
Retained earnings	137,067	76,119
Accumulated other comprehensive income (loss)	(166)	—
Total stockholders' equity	342,056	277,500
Total liabilities and stockholders' equity	$526,864	$461,669
 See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	January 1, 2022	January 2, 2021	December 28, 2019

Revenues
Service revenues	$262,863	$245,474	$250,491
Product revenues	227,737	136,178	171,273
Rental income	24,734	24,299	22,663
Total revenues	$515,334	$405,951	$444,427

Operating expenses
Operating costs	$352,796	$321,648	$349,603
Selling, general, and administrative expenses	56,987	47,091	50,224
Depreciation and amortization	23,542	24,563	18,249
Other (income) expense - net	(988)	(5,365)	13,490
Operating income	82,997	18,014	12,861
Interest expense – net	933	1,252	869
Income before income taxes	$82,064	$16,762	$11,992
Provision for income taxes	21,116	4,825	3,243
Net income	60,948	11,937	8,749
Income attributable to noncontrolling interest	—	—	386
Income attributable to Heritage-Crystal Clean, Inc. common stockholders	$60,948	$11,937	$8,363

Net income per share: basic	$2.60	$0.51	$0.36
Net income per share: diluted	$2.59	$0.51	$0.36

Number of weighted average shares outstanding: basic	23,419	23,286	23,160
Number of weighted average shares outstanding: diluted	23,557	23,453	23,398

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	For the Fiscal Years Ended,
	January 1, 2022	January 2, 2021	December 28, 2019

Net income	$60,948	$11,937	$8,749
Other comprehensive loss:
Currency translation adjustments	(166)	—	—
Total other comprehensive loss	$(166)	$—	$—
Comprehensive income	$60,782	$11,937	$8,749
Income attributable to noncontrolling interest	—	—	386
Comprehensive income attributable to stockholders	$60,782	$11,937	$8,363

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Equity

Balance, December 29, 2018	23,058,584	$231	$197,533	$55,819	$648	$—	$254,231

Net income	—	—	—	8,363	386	—	8,749
Distribution	—	—	—	—	(400)	—	(400)
Issuance of common stock – ESPP	19,677	—	483	—	—	—	483
Exercise of stock options	2,760	—	20	—	—	—	20
Share-based compensation	110,477	1	3,975	—	—	—	3,976
Share repurchases to satisfy tax withholding obligations	—	—	(1,428)	—	—	—	(1,428)
Balance, December 28, 2019	23,191,498	$232	$200,583	$64,182	$634	$—	$265,631

Net income	—	—	—	11,937	—	—	11,937
Non-controlling interest acquisition	—	—	(2,678)	—	—	—	(2,678)
Tax effect of non-controlling interest acquisition	—	—	604	—	—	—	604
Distribution	—	—	—	—	(634)	—	(634)
Issuance of common stock – ESPP	29,951	—	497	—	—	—	497
Share-based compensation	119,251	1	3,196	—	—	—	3,197
Share repurchases to satisfy tax withholding obligations	—	—	(1,054)	—	—	—	(1,054)
Balance, January 2, 2021	23,340,700	$233	$201,148	$76,119	$—	$—	$277,500

Net income	—	—	—	60,948	—	—	60,948
Currency translation adjustment	—	—	—	—	—	(166)	(166)
Issuance of common stock – ESPP	19,289	—	487	—	—	—	487
Share-based compensation	113,942	2	5,227	—	—	—	5,229
Share repurchases to satisfy tax withholding obligations	—	—	(1,942)	—	—	—	(1,942)
Balance, January 1, 2022	23,473,931	$235	$204,920	$137,067	$—	$(166)	342,056

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc
Consolidated Statements of Cash Flow

	For the Fiscal Years Ended,
(thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from Operating Activities:
Net income	$60,948	$11,937	$8,749
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,542	24,563	18,249
(Reversal) provision for class action settlement	—	(6,502)	11,000
Impairment on assets held for sale	—	1,446	—
Uncollectible provision	1,930	1,919	1,486
Share-based compensation	5,702	3,197	3,976
Deferred taxes	9,908	4,665	2,641
Other, net	(299)	(406)	678
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,411)	5,941	(5,118)
(Increase) decrease in inventory	(4,485)	4,395	4,025
Decrease (increase) in prepaid and other current assets	1,396	(901)	(267)
Increase (decrease) increase in accounts payable	5,486	(6,574)	3,921
Increase in accrued liabilities	1,330	1,089	3,914
Cash provided by operating activities	$91,047	$44,769	$53,254

Cash flows from Investing Activities:
Capital expenditures	$(24,087)	$(23,713)	$(31,293)
Proceeds from the disposal of assets	1,766	1,241	—
Business acquisitions, net of cash acquired	(45,533)	(10,005)	(3,521)
Cash used in investing activities	$(67,854)	$(32,477)	$(34,814)

Cash flows from Financing Activities:
Payment of term loan	$(30,000)	$—	$—
Debt issuance cost	(822)	—	—
Proceeds from the exercise of stock options	—	—	20
Repayment of principal on finance leases	(2,222)	(1,343)	—
Proceeds from the issuance of common stock	487	497	483
Share repurchases to satisfy tax withholding obligations	(1,942)	(1,054)	(1,428)
Payments of deferred and contingent consideration	—	(199)	—
Distributions to and acquisition of noncontrolling interest	—	(3,312)	(400)
Cash used in financing activities	$(34,499)	$(5,411)	$(1,325)
Net (decrease) increase in cash and cash equivalents	(11,306)	6,881	17,115
Cash and cash equivalents, beginning of period	67,575	60,694	43,579
Cash and cash equivalents, end of period	$56,269	$67,575	$60,694

Supplemental disclosure of cash flow information:
Income taxes paid	$9,900	$321	$1,207
Cash paid for interest	200	941	1,254
Supplemental disclosure of non-cash information:
Payables for construction in progress	688	744	2,575
See accompanying notes to consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2022

(1)  ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, hazardous and non-hazardous containerized waste, used oil collection, wastewater vacuum, antifreeze recycling and field services primarily to small and mid-sized industrial and vehicle maintenance customers. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products. The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is sold as recycled fuel oil. The Company also operates multiple non-hazardous waste processing facilities as well as antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, wastewater vacuum services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both reporting segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2021" represents the 52-week period ended January 1, 2022. "Fiscal 2020" represents the 53-week period ended January 2, 2021. "Fiscal 2019" represents the 52-week period ended December 28, 2019. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, drum waste removal services, wastewater vacuum services, field services, and other services. In the Company's Oil Business segment, product revenues primarily include sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of wastewater and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Revenue Recognition

See description of our revenue accounting policy in Note 4.

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

Cash and Cash Equivalents

The Company considers highly liquid investments, purchased with an original maturity of ninety days or less, to be cash equivalents. Included in cash and cash equivalents are $0.1 million and $0.5 million of cash on deposit outside the United States of America as of January 1, 2022 and January 2, 2021, respectively.

Concentration Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had cash deposits in excess of the FDIC insured limit of $60.9 million and $66.5 million at January 1, 2022 and January 2, 2021, respectively. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

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

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2021, the Company recorded $0.2 million of inventory impairment charges. In fiscal year 2020 the Company did not incur inventory write-downs.

Prepaid and Other Current Assets

Prepaid and other current assets include, but are not limited to, insurance and vehicle license contract costs, which are expensed over the term of the underlying contract.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized, while expenditures for repair and maintenance charges are expensed as incurred. Property, plant, and equipment acquired in business combinations are stated at fair value as of the date of the acquisition.

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

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that restructuring costs be expensed in periods subsequent to the acquisition date. In many cases, the Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired and liabilities assumed. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations at the earlier of one year after acquisition date, or as additional information relative to the fair values of the assets acquired becomes known. The Company has not yet finalized the purchase price allocations for the three acquisitions that were completed in fiscal 2021 as disclosed in the business combination Note 3.

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on material judgments made by management. The Company engages third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of assets acquired of a material amount. Such valuations and useful life determinations require the Company to make material estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges for intangible assets in fiscal 2021 or fiscal 2020.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in fiscal 2021. During fiscal 2020, we recorded impairment charges to long-lived assets relating to properties held for sale in Wilmington, Delaware and Ft. Pierce, Florida. Impairment charges recorded were approximately $1.4 million for the write-down of these properties to their fair market value. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2021, 2020, and 2019 were $0.2 million, $0.3 million, and $0.2 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.4 million, $0.4 million, and $0.4 million for fiscal 2021, 2020, and 2019, respectively.

Share-Based Compensation

When a future restricted grant is approved, the Company evaluates the probability that the award will vest, based on certain performance conditions. If satisfaction of the performance criteria is deemed probable, the Company accrues compensation expense related to these awards prior to the vest date. The Company accrues compensation expense based on the fair value of the performance awards at each reporting period when the performance criteria are deemed probable. Once the performance awards have been granted, the Company values the awards at fair value on the date of grant and amortizes the expense through the end of the vesting period, or requisite service period, on a straight-line basis. The requisite service period is a function of the service condition defined for each award on a case by case basis. See Note 16 “Share-Based Compensation” for more details.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and notes payable. As of January 1, 2022 and January 2, 2021, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2021, the Company's insurance policies provided coverage for general liability, vehicle liability, workers' compensation, property, and pollution liability, among other exposures. Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $300,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At January 1, 2022 and January 2, 2021, the Company's liability for its self-insured benefits was $1.6 million and $1.3 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2021, 2020, and 2019 were $15.9 million, $17.6 million, and $13.3 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. As of January 1, 2022 and January 2, 2021, the Company reported goodwill only in its Environmental Services segment.
In each of fiscal years 2019 and 2020, the Company performed a qualitative assessment to determine whether the quantitative impairment test was necessary. Based on the qualitative assessments in each fiscal year 2019 and 2020, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the quantitative test was not necessary and no impairment was indicated. The Oil Business reporting unit had zero goodwill throughout each fiscal years 2019, 2020, and 2021. During fiscal year 2021, the Company performed a quantitative impairment test to identify whether goodwill had been impaired. Based on the quantitative impairment test performed in fiscal year 2021, the Company concluded the fair value of the Environmental Services reporting unit exceeded its carrying amount and therefore goodwill was not considered impaired.

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

(3)    BUSINESS COMBINATIONS

On September 27, 2021, the Company completed the acquisition of Source Environmental, Inc., ("Source Environmental"), which increases the Company's penetration in the hazardous and non-hazardous waste business in several markets in the western U.S. This transaction also provides us the opportunity to internalize the performance of certain field service activities in the western U.S. Total consideration for the acquisition was approximately $20.4 million. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Source Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Source Environmental were immaterial. The results of Source Environmental are consolidated into the Company’s Environmental Services segment.

On September 13, 2021, the Company completed the acquisition of Raider Environmental Services of Florida, Inc., ("Raider Environmental"), which has expanded our network of wastewater processing, oil collection and non-hazardous waste solidification to better serve our customers in Florida and throughout the Southern United States. Total consideration for the acquisition was approximately $13.7 million. This acquisition provides the Company with another wastewater treatment facility as well as assets to help further our initiative to increase our non-hazardous containerized waste processing capabilities. This also provides us exposure to industry verticals in which we didn't previously participate. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Raider Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Raider Environmental were immaterial. The results of Raider Environment are consolidated primarily into the Company’s Environmental Services segment and an immaterial amount in the Oil Business segment from the date of acquisition.

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

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition as of January 1, 2022:

	As of January 1, 2022
(thousands)	Source Environmental, Inc.	Raider Environmental Services of Florida, Inc.	Cole's Environmental	Gro America

Accounts receivable	$1,064	$488	$—	$752
Inventory	—	—	73	—
Other current assets	6	162	—	—
Property, plant, & equipment	174	4,404	2,455	1,490
Intangible assets	13,692	6,056	9,620	5,300
Goodwill	6,174	2,835	5,144	2,541
Accounts payable and accruals	(677)	(218)	—	(78)
Total purchase price, net of cash acquired	$20,433	$13,727	$17,292	$10,005
Less: contingent consideration	—	—	5,819	—
Less: to be placed in escrow	—	—	100	—
Net cash paid	$20,433	$13,727	$11,373	$10,005

Unaudited Pro Forma Financial Information

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if Source Environmental, Inc., Raider Environmental Services of Florida, Inc., Cole's Environmental, and Gro America acquisitions had occurred December 29, 2019. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	Fiscal Year Ended,
(thousands, except per share data)	January 1, 2022	January 2, 2021
Total revenues	$541,731	$431,071
Net income	$66,045	$13,406

Net income per share: basic	$2.82	$0.58
Net income per share: diluted	$2.80	$0.57

(4) REVENUE

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. The Company measures progress toward complete satisfaction of a performance obligation satisfied over time using a cost-based input method. This method of measuring progress provides a faithful depiction of the transfer of goods or services because the costs incurred are expected to be substantially proportionate to the Company’s satisfaction of the performance obligation. The majority of revenue is recognized at a point in time, except for rental income which is recognized on an overtime basis. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Topic 606, there were no judgments or estimates made that the Company deems significant.

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

The following table disaggregates our revenue by major lines:

	For the Fiscal Year Ended, January 1, 2022			For the Fiscal Year Ended, January 2, 2021			For the Fiscal Year Ended, December 28, 2019
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$178,242	$—	$178,242	$159,065	$—	$159,065	$168,521	$—	$168,521
Vacuum Services & Wastewater Treatment	64,595	—	$64,595	55,759	—	55,759	60,736	—	60,736
Field Services	20,972	—	$20,972	24,036	—	24,036	21,701	—	21,701
Antifreeze Business	27,824	—	$27,824	25,736	—	25,736	27,321	—	27,321
Environmental Services - Other	1,855	—	$1,855	1,780	—	1,780	1,856	—	1,856
Re-refinery Product Sales	—	171,605	$171,605	—	87,323	87,323	—	115,551	115,551
Oil Collection Services & RFO	—	20,105	$20,105	—	23,324	23,324	—	21,445	21,445
Oil Filter Business	—	5,402	$5,402	—	4,629	4,629	—	4,633	4,633
Revenues from Contracts with Customers	293,488	197,112	490,600	266,376	115,276	381,652	280,135	141,629	421,764
Rental income	24,679	55	24,734	24,216	83	24,299	22,408	255	22,663
Total Revenues	$318,167	$197,167	$515,334	$290,592	$115,359	$405,951	$302,543	$141,884	$444,427

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	January 1, 2022	January 2, 2021
Contract assets	$268	$71
Contract liabilities	2,362	2,054
Contract liabilities - net	$2,094	$1,983

During the fiscal year ended January 1, 2022, the Company recognized $2.0 million of revenue that was included in the contract liabilities balance as of January 2, 2021. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts Receivable - Net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value.

Accounts receivable consisted of the following:

(thousands)	January 1, 2022	January 2, 2021
Trade	$59,132	$47,191
Less: allowance for uncollectible accounts	2,928	2,502
Trade - net	56,204	44,689
Related parties	5,410	3,276
Other	899	514
Total accounts receivable - net	$62,513	$48,479

The following table provides the changes in the Company’s allowance for uncollectible accounts for the fiscal year ended January 1, 2022 and the fiscal year ended January 2, 2021:

(thousands)	January 1, 2022	January 2, 2021
Balance at beginning of period	$2,502	$2,221
Provision for bad debts	1,930	1,919
Accounts written off, net of recoveries	(1,504)	(1,638)
Balance at end of period	$2,928	$2,502

(6)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following:

(thousands)	January 1, 2022	January 2, 2021
Solvents and solutions	$7,704	$6,672
Used oil and processed oil	9,361	6,345
Machines	4,995	5,704
Drums and supplies	5,731	4,423
Other	2,246	2,221
Total inventory	30,037	25,365
Less: machine refurbishing reserve	501	387
Total inventory - net	$29,536	$24,978

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2021, we recorded $0.2 million of inventory impairment charges. In fiscal 2020 the Company recorded no inventory impairment charges.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	January 1, 2022	January 2, 2021
Machinery, vehicles, and equipment	$148,004	$138,496
Buildings and storage tanks	75,774	72,938
Land	5,910	5,909
Leasehold improvements	8,516	6,929
Construction in progress	15,756	8,023
Total property, plant, and equipment	253,960	232,295
Less: accumulated depreciation	87,659	79,279
Property, plant, and equipment - net	$166,301	$153,016

(thousands)	January 1, 2022	January 2, 2021
Equipment at customers	$86,599	$81,881
Less: accumulated depreciation	62,453	58,770
Equipment at customers - net	$24,146	$23,111

Right of use assets and liabilities consist of the following:

(thousands)	Classification	January 1, 2022	January 2, 2021
Finance lease assets - net	Right of use assets	$19,094	$13,874
Operating lease assets - net	Right of use assets	64,771	65,068
Current lease liability - finance	Current liabilities	2,548	1,765
Current lease liability - operating	Current liabilities	17,598	17,433
Noncurrent lease liability - finance	Long-term liabilities	17,643	12,700
Noncurrent lease liability - operating	Long-term liabilities	47,398	47,594

Depreciation expense was $18.2 million, $20.4 million, and $14.6 million for fiscal 2021, 2020 and 2019, respectively. Depreciation expense includes depreciation of finance leases of $2.9 million, $1.8 million, and $0.3 million for fiscal 2021, 2020, and 2019, respectively.

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
The following table shows changes to our goodwill balances by segment during the years ended December 28, 2019, and January 2, 2021, and January 1, 2022:

(thousands)	Environmental Services	Total

Goodwill at December 28, 2019
Gross carrying amount	32,997	32,997
Accumulated impairment loss	—	—
Net book value at December 28, 2019	$32,997	$32,997
Acquisitions and other adjustments	$2,544	$2,544
Goodwill at January 2, 2021
Gross carrying amount	35,541	35,541
Accumulated impairment loss	—	—
Net book value at January 2, 2021	$35,541	$35,541
Acquisitions	$14,154	$14,154
Goodwill at January 1, 2022
Gross carrying amount	49,695	49,695
Accumulated impairment loss	—	—
Net book value at January 1, 2022	$49,695	$49,695

Following is a summary of software and other intangible assets:

	January 1, 2022			January 2, 2021
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$47,167	$20,725	$26,442	$30,857	$16,934	$13,923
Permits	13,590	879	$12,711	690	637	53
Software	11,721	6,399	$5,322	9,592	5,645	3,947
Non-compete agreements	4,048	3,340	$708	3,607	3,212	395
Patents, formulae, and licenses	1,769	906	$863	1,769	850	919
Other*	996	1,093	$(97)	1,048	709	339
Total software and intangible assets	$79,291	$33,342	$45,949	$47,563	$27,987	$19,576
*Other intangibles include an above market lease acquired in September 2021 that had a fair value of ($0.7) million upon acquisition and is being accreted over the remaining useful life of the lease.
Amortization expense was $5.4 million, $4.2 million, and $3.6 million, for fiscal 2021, 2020, and 2019, respectively.

The weighted average useful lives of software and other intangibles are as follows:

Intangible asset	Weighted average useful life (years)
Permits	16
Patents, formulae, & licenses	15
Customer and supplier relationships	12
Software	9
Non-compete agreements	5
Other intangibles	7

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization Expense (millions)
2022	$6.2
2023	5.7
2024	4.0
2025	3.0
2026	2.4
2027	2.3

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events. No impairment of software or other intangible assets was recorded in fiscal 2021, 2020, or 2019.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	January 1, 2022	January 2, 2021
Accounts payable	$35,613	$29,263
Accounts payable - related parties	566	400
Total accounts payable	$36,179	$29,663

(10)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter the Company paid down its previous term loan, in full, of $30.0 million. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15.0 million can be used in the form of a Swing Line loan.

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Debt at January 1, 2022 and January 2, 2021 consisted of the following:

(thousands)	January 1, 2022	January 2, 2021
Principal amount	$—	$30,000
Less: unamortized debt issuance costs	—	344
Long-term debt, less current maturities	$—	$29,656

In fiscal 2021, the Company recorded interest expense of $0.9 million with respect to our term loan and credit line, and related amortization of debt issuance costs, along with $0.6 million of finance lease interest expense. In fiscal 2020, the Company recorded interest expense of $1.6 million, of which $0.9 million of interest expense was on our term loan, and $0.3 million was amortization of debt issuance costs, along with $0.4 million of finance lease interest expense. No interest was capitalized in fiscal years 2021 and 2020.

As of January 1, 2022 and January 2, 2021, the Company was in compliance with all covenants under the Credit Agreement. As of January 1, 2022, and January 2, 2021, the Company had $5.6 million and $4.0 million of standby letters of credit issued, respectively, and $94.4 million and $61.0 million was available for borrowing under the bank credit facility, respectively.

The Company's weighted average and effective interest rates as January 1, 2022, January 2, 2021, and December 28, 2019 were 2.04%, 2.9%, and 4.1%, respectively.

(11)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees who are immediately eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company suspended its contribution matching program for a portion of fiscal year 2020 as a response to the negative impact on our business from the COVID-19 pandemic. However, the Company restored its contribution matching program during the fourth quarter of the fiscal year 2020. The Company's matching contribution under this plan was $3.0 million, $1.7 million, and $2.6 million in fiscal 2021, 2020, and 2019, respectively.

(12)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of January 1, 2022, the Heritage Group beneficially owned 32.3% of the Company's common stock. The Fehsenfeld Family Trusts, which are related to The Heritage Group owned 6.6% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 4.5% of the Company's common stock. Companies affiliated with The Heritage Group are listed as affiliates.

During fiscal 2021, 2020, and 2019, the Company had transactions with The Heritage Group affiliates and other related parties. The following table sets forth related-party transactions:

	Fiscal 2021		Fiscal 2020		Fiscal 2019
(thousands)	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$1,077	$6,958	$7,356	$6,230	$8,705	$3,846
Other related parties / affiliates	35,321	397	11,676	—	7,653	486
Total	$36,398	$7,355	$19,032	$6,230	$16,358	$4,332

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, disposal services, transportation, insurance payments, and various other services.

The Company participated in a self-insurance program for workers' compensation with a shareholder and several related companies. In connection with this program, payments were made to the shareholder. Expenses paid to the shareholder in fiscal 2021, 2020, and 2019 were approximately $0.2 million, $0.2 million, and $0.3 million, respectively. Our participation in this self-insurance program ended on January 31, 2018.

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

Segment results for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, were as follows:

	For the Fiscal Years Ended,

	January 1, 2022

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$248,121	$14,742	$—	$262,863
Product revenues	45,367	182,370	—	227,737
Rental income	24,679	55	—	24,734
Total revenues	$318,167	$197,167	$—	$515,334
Operating expenses
Operating costs	232,837	119,959	—	352,796
Operating depreciation and amortization	10,112	7,886	—	17,998
Profit (loss) before corporate selling, general, and administrative expenses	$75,218	$69,322	$—	$144,540
Selling, general, and administrative expenses			56,987	56,987
Depreciation and amortization from SG&A			5,544	5,544
Total selling, general, and administrative expenses			$62,531	$62,531
Other income - net			(988)	(988)
Operating income				82,997
Interest expense - net			933	933
Income before income taxes				$82,064

	For the Fiscal Years Ended,

	January 2, 2021

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$224,123	$21,351	$—	$245,474
Product revenues	42,253	93,925	—	136,178
Rental income	24,216	83	—	24,299
Total revenues	$290,592	$115,359	$—	$405,951
Operating expenses
Operating costs	215,602	106,046	—	321,648
Operating depreciation and amortization	10,863	9,358	—	20,221
Profit (loss) before corporate selling, general, and administrative expenses	$64,127	$(45)	$—	$64,082
Selling, general, and administrative expenses			47,091	47,091
Depreciation and amortization from SG&A			4,342	4,342
Total selling, general, and administrative expenses			$51,433	$51,433
Other income - net			(5,365)	(5,365)
Operating income				18,014
Interest expense - net			1,252	1,252
Income before income taxes				$16,762

	December 28, 2019

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$236,530	$13,961	$—	$250,491
Product revenues	43,605	127,668	—	171,273
Rental income	22,408	255	—	22,663
Total revenues	$302,543	$141,884	$—	$444,427
Operating expenses
Operating costs	219,040	130,563	—	349,603
Operating depreciation and amortization	7,768	6,656	—	14,424
Profit before corporate selling, general, and administrative expenses	$75,735	$4,665	$—	$80,400
Selling, general, and administrative expenses			50,224	50,224
Depreciation and amortization from SG&A			3,825	3,825
Total selling, general, and administrative expenses			$54,049	$54,049
Other expense - net			13,490	13,490
Operating income				12,861
Interest expense - net			869	869
Income before income taxes				$11,992

Total assets by segment as of January 1, 2022 and January 2, 2021 were as follows:

(thousands)	January 1, 2022	January 2, 2021
Total Assets:
Environmental Services	$281,333	$217,297
Oil Business	171,188	160,165
Unallocated Corporate Assets	74,343	84,207
Total	$526,864	$461,669

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

Capital expenditures by segment for fiscal 2021, 2020, and 2019 were as follows:

	For the Fiscal Years Ended,
(thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Total Capital Expenditures:
Environmental Services	$10,825	$13,161	$18,499
Oil Business	12,049	9,744	12,670
Unallocated Corporate Assets	1,194	833	124
Total	$24,068	$23,738	$31,293

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

The components of lease expense were as follows:

(thousands)	For the Fiscal Year Ended, January 1, 2022	For the Fiscal Year Ended, January 2, 2021
Finance lease cost:
Amortization of right-of-use Assets	$2,894	$1,805
Interest on lease liabilities	551	380
Total finance lease cost	$3,445	$2,185

Operating lease cost	$22,761	$25,138
Short-term lease cost	5,971	5,923
Variable lease cost	3,018	3,597
Total lease cost	$35,195	$36,843

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$550	$373
Operating cash flows from operating leases	22,500	24,646
Financing cash flows from financing leases	2,222	1,343
Right-of-use assets obtained in exchange for new finance lease liabilities	8,111	8,846
Right-of-use assets obtained in exchange for new operating lease liabilities	16,299	2,921

Weighted-average remaining lease term (years)
Finance leases	5.6	6.1
Operating leases	4.9	4.6

Weighted-average discount rate
Finance leases	3.2%	3.2%
Operating leases	5.0%	5.7%

Future annual minimum lease payment commitments as of January 1, 2022 were as follows:

(thousands)	Operating Leases	Finance Leases	Total
2022	$20,653	$3,308	$23,961
2023	16,777	3,308	20,085
2024	12,072	3,308	15,380
2025	8,201	3,251	11,452
2026	4,794	4,199	8,993
2027 and thereafter	10,606	5,173	15,779
Total minimum lease payments	$73,103	$22,547	$95,650
Less: imputed interest	8,271	2,192	10,463
Lease liability	$64,832	$20,355	$85,187

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

Rental income was as follows:

	For the Fiscal Year Ended			For the Fiscal Year Ended
	January 1, 2022			January 2, 2021
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$24,572	$—	$24,572	$24,216	$—	$24,216
Railcars	—	—	—	—	16	16
Property	107	55	162	—	67	67
Total rental income	$24,679	$55	$24,734	$24,216	$83	$24,299

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

The Company had purchase obligations in the form of open purchase orders of $27.4 million as of January 1, 2022, and $20.0 million as of January 2, 2021, primarily for capital expenditures, used oil, catalyst, disposal services, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of January 1, 2022 and January 2, 2021, the Company had accrued $3.2 million and $3.9 million related to loss contingencies respectively.

(15)    INCOME TAXES

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

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2021. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded Net Operating Losses ("NOLs") in most years from fiscal 2011 through fiscal 2019. During fiscal 2021, the Company utilized all Federal and State the NOLs. A full valuation allowance of $0.6 million has been set up on the NOL related to foreign operations.
The Company's effective tax rate for fiscal 2021 was 25.8% compared to 28.8% in fiscal 2020. The difference in the effective tax rate is principally attributable to the diminished impact of certain required adjustments to financial reporting income in determining taxable income in fiscal 2021 as compared to the impact of those adjustments in fiscal year 2020 due to financial reporting income in 2021 increasing substantially over financial reporting income in fiscal year 2020.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2021, 2020, and 2019:

	For the Fiscal Years Ended,
(thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Current:
Federal	$7,984	$(104)	$(79)
State	3,224	264	681
Total current	$11,208	$160	$602

Deferred:
Federal	$8,505	$3,492	$2,328
State	1,403	1,173	313
Total deferred	$9,908	$4,665	$2,641

Income tax provision	$21,116	$4,825	$3,243

A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax expense is as follows:

	For the Fiscal Years Ended,
(thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Tax expense at statutory federal rate	$17,201	$3,520	$2,518
State and local tax, net of federal expense	3,705	1,085	785
Windfalls from share-based compensation	(366)	(141)	(369)
Valuation allowance	73	196	117
Other	503	165	192
Total income tax provision	$21,116	$4,825	$3,243

Components of deferred tax assets (liabilities) are as follows:

	As of,
(thousands)	January 1, 2022	January 2, 2021
Deferred tax assets:
Net operating loss carryforward	$579	$6,555
Stock compensation	2,739	2,201
Tax intangible assets	1,118	1,222
Reserves and accruals	3,480	3,694
Income tax credits	—	734
Allowance for uncollectible accounts	786	682
Total deferred tax asset	$8,702	$15,088
Less: valuation allowance	579	519
Net deferred tax asset	$8,123	$14,569

Deferred tax liabilities:
Prepaids	$(1,063)	$(762)
Depreciation and amortization	(38,186)	(35,025)
Total deferred tax liability	$(39,249)	$(35,787)

Net deferred tax liability	$(31,126)	$(21,218)

As of January 1, 2022, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2017, however net operating loss carryforwards from years prior to 2018 remain open to examination as part of any future year(s) in which those net operating loss carryforwards are utilized.

As of January 1, 2022, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. For the fiscal years ended January 1, 2022 and January 2, 2021, the Company provided a valuation allowance against those foreign net operating loss carryforwards of $0.6 million and $0.5 million, respectively.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company has a reserve of $2.2 million for uncertain tax positions as of January 1, 2022 and $2.8 million as of January 2, 2021. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to unrecognized tax positions as of January 1, 2022, or January 2, 2021.

The following table summarizes the movement in unrecognized tax benefits:

	For the Fiscal Years Ended,
(thousands)	January 1, 2022	January 2, 2021
Gross Unrecognized Tax Benefits:
Beginning balance	$2,799	$2,678
Additions based on current year's tax positions	31	19
Net changes based on prior year's tax positions	(604)	102
Ending balance	$2,226	$2,799

(16)    SHARE-BASED COMPENSATION

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

The following table shows a summary of restricted shares grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			For the Fiscal Years Ended,			Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	2021	2020	2019	January 1, 2022	January 2, 2021
Chief Executive Officer	February, 2017	500,000	—	470	723	—	37
Members of Management	February, 2018	116,958	—	566	562	—	—
Special Incentive Grant	April, 2018	350,000	1,540	970	1,120	380	1,651
Board of Directors	May, 2019	10,590	—	—	285	—	—
Members of Management	May, 2019	23,560	36	203	202	—	254
Members of Management	February, 2020	41,138	101	43	681	87	331
Board of Directors	April, 2020	14,988	—	285	—	—	—
Chief Executive Officer	February, 2021	500,000	1,619	—	—	3,881	—
Members of Management	February, 2021	35,898	183	—	—	448	—
Board of Directors	April, 2021	11,487	332	—	—	—	—

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

During the third quarter of fiscal 2021, the Company recorded approximately $1.6 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $3.9 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

.

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During fiscal 2021, the Company recorded approximately $0.5 million of compensation expense related to this award.

The following table summarizes information about restricted stock awards for the periods ended December 28, 2019 through January 1, 2022:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 28, 2019	784,579	$18.39
Granted	56,126	25.72
Vested	(128,483)	20.34
Forfeited	(65,588)	21.92
Nonvested shares outstanding at January 2, 2021	646,634	$18.28
Granted	562,760	22.45
Vested	(115,006)	20.58
Forfeited	(370,405)	15.52
Nonvested shares outstanding at January 1, 2022	723,983	$21.83

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

As of January 1, 2022, the Company had reserved 60,345 shares of common stock available for purchase under the ESPP. In fiscal 2021, employees purchased 19,289 shares of the Company’s common stock with a weighted average fair market value of $23.99 per share.

(17)    STOCKHOLDERS' EQUITY

Heritage Participation Rights

The Company has a Participation Rights Agreement with The Heritage Group (“Heritage”), an affiliate of Heritage-Crystal Clean, Inc. and Fred M. Fehsenfeld Jr. pursuant to which Heritage and Mr. Fehsenfeld have the option to participate, pro rata based on their percentage ownership interest in the Company's common stock in any equity offerings for cash consideration, including (i) contracts with parties for equity financing (including any debt financing with an equity component) and (ii) issuances of equity securities or securities convertible, exchangeable or exercisable into or for equity securities (including debt securities with an equity component). If Heritage or Mr. Fehsenfeld exercises their rights with respect to all offerings, they will be able to maintain their percentage ownership interest in the Company's common stock. The Participation Rights Agreement does not have an expiration date. Neither Heritage nor Mr. Fehsenfeld is required to participate or exercise their right of participation with respect to any offerings. Heritage's and Mr. Fehsenfeld's right to participate does not apply to certain offerings of securities that are not conducted to raise or obtain equity capital or cash such as stock issued as consideration in a merger or consolidation, in connection with strategic partnerships or joint ventures, or for the acquisition of a business, product, license, or other asset by the Company.

(18)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2021, 2020, and 2019 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	For the Fiscal Years Ended,
(thousands, except per share data)	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$60,948	$11,937	$8,749
Less: income attributable to noncontrolling interest	—	—	386
Net income attributable to Heritage-Crystal Clean, Inc. common stockholders	$60,948	$11,937	$8,363

Weighted average basic shares outstanding	23,419	23,286	23,160
Dilutive shares for share–based compensation plans	138	167	238
Weighted average diluted shares outstanding	23,557	23,453	23,398

Net income per share: basic	$2.60	$0.51	$0.36
Net income per share: diluted	$2.59	$0.51	$0.36

(19) OTHER (INCOME) EXPENSE - NET

Other (income) - net was $1 million of income during fiscal 2021, compared to $5.4 million during fiscal 2020 driven mainly by a $6.5 million reversal of settlement claims, partially offset by $1.4 million of impairment charges relating to the decision to sell the Company's property in Wilmington Delaware.

(20) SUBSEQUENT EVENTS

On January 19, 2022, a civil enforcement action was filed in the United States District Court for the Northern District of Illinois, Civil Action No. 1:22-cv-00303: United States of America, Louisiana Department of Environmental Quality, and the State of Indiana vs. Heritage-Crystal Clean, LLC (the “Action”). The Action alleges that the Company’s spent solvent recycling programs violate sections 3008(a) and (g) of the Resource Conservation and Recovery Act (“RCRA”), 42 U.S.C. § 6928(a) and (g), and Indiana Code Section 13-30-4-1, including that the Company’s used 106 solvent program is not exempt under RCRA, and that sum of the waste received by the Company under its non-hazardous 142 solvent program included hazardous waste.

The Action further alleges that the Company’s storage and handling of used oil at its Shreveport, Louisiana location was not in full compliance with Louisiana environmental laws. The plaintiffs seek civil penalties in an undetermined amount, injunctive relief, and modifications made in the Company’s solvent recycling programs and used oil handling services. The Company is in discussions with members of the U.S. Department of Justice, U.S. Environmental Protection Agency, Louisiana Department of Environmental Quality, and Indiana Department of Environmental Management to resolve the Action but cannot predict the outcome of these discussions. As of the end of fiscal 2021, no liability was accrued related to this Action.

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

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended January 1, 2022. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 1, 2022 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that, as of January 1, 2022, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal control over financial reporting as of January 1, 2022 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1 - Election of Directors” and "Executive Compensation" in the 2022 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Corporate Governance - Delinquent Section 16(a) Reports” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(c)(3) of Regulation S-K will be included under the caption “Corporate Governance - Director Selection Procedures,” and the information required under Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the caption “Executive Compensation” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Independence of Directors” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accounting fees and services and the information required by Item 14 will be included under the caption “Fees Incurred for Services of Independent Registered Public Accounting Firm” and “Approval of Services Provided by Independent Registered Public Accounting Firm” in the 2022 Proxy Statement, and that information is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021
Consolidated Statements of Income for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019
Consolidated Statements of Stockholders' Equity for the fiscal years ended January 1, 2022, January 2, 2021, December 28, 2019
Notes to Consolidated Financial Statements

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

4.1***	Description of Common Stock
10.1
Amended and Restated Credit Agreement (the "Agreement"), by and among the Heritage-Crystal Clean, Inc., Heritage-Crystal Clean, LLC and the subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 23, 2021)

10.2*
Form of Participation Rights Agreement between Heritage-Crystal Clean, Inc. and The Heritage Group (Incorporated herein by reference to Exhibit 10.9 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

10.3*	Form of Restricted Stock Award under Omnibus Incentive Plan
10.4*
Heritage-Crystal Clean, Inc. Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.25 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on February 25, 2008).

10.5*	2019 Incentive Award Plan (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 22, 2019).
10.6*
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

10.8*
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

10.10*	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2011).
10.11*
Employment Agreement between Brian Recatto, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the SEC on December 9, 2016).

10.12*
Employment Agreement between Mark DeVita, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.13*
Employment Agreement between Ellie Bruce, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 3, 2017).

10.14 *
Second Amendment to Executive Employment Agreement dated February 1, 2021 by and between the Heritage-Crystal Clean, Inc. and Brian Recatto (incorporated here by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 2, 2022	By:	/s/ Brian Recatto

Brian Recatto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2022.

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