Form 10-Q
period 2022-03-26
Heritage-Crystal Clean, Inc.
filed 2022-05-04
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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
Yes ☐ No ☒

On May 3, 2022, there were outstanding 24,281,896 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS
Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 26, 2022	January 1, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,066	$56,269
Accounts receivable - net	70,047	62,513
Inventory - net	30,195	29,536
Assets held for sale	1,125	1,125
Other current assets	5,954	6,773
Total current assets	178,387	156,216
Property, plant and equipment - net	171,893	166,301
Right of use assets	91,528	83,865
Equipment at customers - net	24,582	24,146
Software and intangible assets - net	44,676	45,949
Goodwill	49,695	49,695
Other assets	654	692
Total assets	$561,415	$526,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,055	$36,179
Current portion of lease liabilities	21,598	20,146
Contract liabilities - net	2,570	2,094
Accrued salaries, wages, and benefits	6,632	8,980
Taxes payable	13,448	8,474
Other current liabilities	11,944	9,476
Total current liabilities	99,247	85,349
Lease liabilities, net of current portion	72,192	65,041
Other long term liabilities	591	473
Contingent consideration	1,410	2,819
Deferred income taxes	31,525	31,126
Total liabilities	$204,965	$184,808

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,477,764 and 23,473,931 shares issued and outstanding at March 26, 2022 and January 1, 2022, respectively	$235	$235
Additional paid-in capital	206,390	204,920
Retained earnings	149,945	137,067
Accumulated other comprehensive loss	(120)	(166)
Total stockholders' equity	356,450	342,056

Total liabilities and stockholders' equity	$561,415	$526,864

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 26, 2022	March 27, 2021

Revenues
Service revenues	$68,907	$57,700
Product revenues	64,482	42,266
Rental income	5,977	5,416
Total revenues	$139,366	$105,382

Operating expenses
Operating costs	$101,783	$76,771
Selling, general, and administrative expenses	13,735	12,188
Depreciation and amortization	6,507	3,782
Other (income) - net	(210)	(108)
Operating income	17,551	12,749
Interest expense – net	223	324
Income before income taxes	17,328	12,425
Provision for income taxes	4,450	3,219
Net income	$12,878	$9,206

Net income per share: basic	$0.55	$0.39
Net income per share: diluted	$0.54	$0.39

Number of weighted average shares outstanding: basic	23,476	23,373
Number of weighted average shares outstanding: diluted	23,636	23,509

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	First Quarter Ended,
	March 26, 2022	March 27, 2021

Net income	$12,878	$9,206
Other comprehensive income:
Currency translation adjustments	46	—
Total other comprehensive income:	$46	$—
Comprehensive income	$12,924	$9,206

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Quarter Ended March 26, 2022 and March 27, 2021
(Unaudited)

First Quarter Ended,
March 26, 2022
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, January 1, 2022	23,473,931	$235	$204,920	$137,067	$(166)	$342,056
Net income	—	—	—	12,878	—	12,878
Currency translation adjustment	—	—	—	—	46	46
Issuance of common stock – ESPP	3,833	—	117	—	—	117
Share-based compensation	—	—	1,353	—	—	1,353
Balance at March 26, 2022	23,477,764	$235	$206,390	$149,945	$(120)	$356,450

First Quarter Ended,
March 27, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance at January 2, 2021	23,340,700	$233	$201,148	$76,119	$—	$277,500
Net income	—	—	—	9,206	—	9,206
Issuance of common stock – ESPP	6,072	—	122	—	—	122
Share-based compensation	43,662	1	1,217	—	—	1,218
Share repurchases to satisfy tax withholding obligations	—	—	(729)	—	—	(729)
Balance at March 27, 2021	23,390,434	$234	$201,758	$85,325	$—	$287,317

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Quarter Ended,
	March 26, 2022	March 27, 2021
Cash flows from Operating Activities:
Net income	$12,878	$9,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,507	3,782
Uncollectible provision	147	474
Share-based compensation	1,493	1,218
Deferred taxes	399	3,299
Other, net	84	376
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(7,681)	(4,609)
(Increase) in inventory	(659)	(552)
Decrease in other current assets	819	2,557
Increase in accounts payable	6,210	1,345
Increase (decrease) in accrued liabilities	4,393	(893)
Cash provided by operating activities	$24,590	$16,203

Cash flows from Investing Activities:
Capital expenditures	$(9,146)	$(5,411)
Proceeds from sale of assets	1	149
Cash used in investing activities	$(9,145)	$(5,262)

Cash flows from Financing Activities:
Payment of Term Loan	—	(30,000)
Debt Issuance Costs	—	(804)
Repayment of principal on finance leases	(765)	(436)
Share repurchases to satisfy tax withholding obligations	—	(729)
Proceeds from the issuance of common stock	117	122
Cash used in financing activities	$(648)	$(31,847)
Net increase (decrease) in cash and cash equivalents	14,797	(20,906)
Cash and cash equivalents, beginning of period	56,269	67,575
Cash and cash equivalents, end of period	$71,066	$46,669

Supplemental disclosure of cash flow information:
Income taxes paid	$18	$947
Cash paid for interest	73	108
Supplemental disclosure of non-cash information:
Payables for construction in progress	1,112	754

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 26, 2022

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

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on January 1, 2022. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. In fiscal 2021, the continued impact on our business as a result of COVID-19 pandemic resulted in additional lost work hours which negatively impacted our ability to service our customers on a timely basis, the effect of which is included in the fiscal 2021 financial operations in this filing. Although no material impact on our business occurred during the first quarter of 2022, the continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2022.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. There have been no material changes in these policies or their application during the first quarter of fiscal 2022.

(3)    BUSINESS COMBINATIONS

On September 27, 2021, the Company completed the acquisition of Source Environmental, Inc., ("Source Environmental"), which increases the Company's penetration in the hazardous and non-hazardous waste business in several markets in the western U.S. This transaction also provides us the opportunity to internalize the performance of certain field service activities in the western U.S. Total consideration for the acquisition was approximately $20.4 million. To date, there have been no adjustments to the purchase price. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Source Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Source Environmental were immaterial. The results of Source Environmental are consolidated into the Company’s Environmental Services segment.

On September 13, 2021, the Company completed the acquisition of Raider Environmental Services of Florida, Inc., ("Raider Environmental"), which has expanded our network of wastewater processing, oil collection and non-hazardous waste consolidation and solidification to better serve our customers in Florida and throughout the Southern United States. Total consideration for the acquisition was approximately $13.7 million. To date, there have been no adjustments to the purchase price. This acquisition provides the Company with another wastewater treatment facility as well as assets to help further our initiative to increase our non-hazardous containerized waste processing capabilities. This also provides us exposure to industry verticals in which we didn't previously participate. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Raider Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Raider Environmental were immaterial. The results of Raider Environmental are consolidated primarily into the Company’s Environmental Services segment and an immaterial amount in the Oil Business segment from the date of acquisition.

On August 24, 2021, Heritage-Crystal Clean completed the acquisition of certain assets of Bakersfield Transfer, Inc., and Cole’s Services, Inc., together known as ("Cole's Environmental"), which processed, stored, and disposed of hazardous waste within the state of California. The purchase price was $17.3 million subject to certain adjustments, including a contingent consideration provision. Goodwill recognized from the acquisition of Cole's Environmental, represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. To date, there have been no adjustments to the purchase price. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Cole's Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. The results of Cole's Environmental are consolidated primarily into the Company’s Environmental Services segment and an immaterial amount in the Oil Business segment from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition as of March 26, 2022:

	As of March 26, 2022
(thousands)	Source Environmental, Inc.	Raider Environmental Services of Florida, Inc.	Cole's Environmental

Accounts receivable	$1,064	$488	$—
Inventory	—	—	73
Other current assets	6	162	—
Property, plant, & equipment	174	4,404	2,455
Intangible assets	13,692	6,056	9,620
Goodwill	6,174	2,835	5,144
Accounts payable and accruals	(677)	(218)	—
Total purchase price, net of cash acquired	$20,433	$13,727	$17,292
Less: contingent consideration	—	—	5,819
Less: to be placed in escrow	—	—	100
Net cash paid	$20,433	$13,727	$11,373

(4) REVENUE

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when our performance obligations under the terms of a contract with our customers are satisfied. Recognition occurs when the Company transfers control by completing the specified services at the point in time the customer benefits from the services performed or once our products are delivered. The majority of revenue is recognized at a point in time, except for rental income which is recognized on an over time basis. The Company measures progress toward complete satisfaction of a performance obligation satisfied over time using a cost-based input method. This method of measuring progress provides a faithful depiction of the transfer of goods or services because the costs incurred are expected to be substantially proportionate to the Company’s satisfaction of the performance obligation. Revenue is measured as the amount of consideration we expect to receive in exchange for completing our performance obligations. Sales tax and other taxes we collect with revenue-producing activities are excluded from revenue. In the case of contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative stand-alone selling prices of the various goods and/or services encompassed by the contract. We do not have any material significant payment terms as payment is generally due within 30 days after the performance obligation has been satisfactorily completed. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. In applying the guidance in Topic 606, there were no judgments or estimates made that the Company deems significant.

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

The following table disaggregates our revenue by major lines:

	First Quarter Ended,
	March 26, 2022			March 27, 2021
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning, Containerized Waste, & related products/services	$46,857	$—	$46,857	$38,833	$—	$38,833
Wastewater Vacuum Services	17,390	—	17,390	13,692	—	13,692
Field Services	6,290	—	6,290	4,096	—	4,096
Antifreeze Business	7,657	—	7,657	6,988	—	6,988
Environmental Services - Other	494	—	494	441	—	441
Re-refinery Product Sales	—	49,139	49,139	—	30,054	30,054
Oil Collection Services & RFO	—	4,313	4,313	—	4,617	4,617
Oil Filter Business	—	1,249	1,249	—	1,245	1,245
Revenues from Contracts with Customers	78,688	54,701	133,389	64,050	35,916	99,966
Rental Income	5,963	14	5,977	5,407	9	5,416
Total Revenues	$84,651	$54,715	$139,366	$69,457	$35,925	$105,382

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	March 26, 2022	January 1, 2022
Contract assets	$102	$268
Contract liabilities	2,672	2,362
Contract liabilities - net	$2,570	$2,094

During the fiscal quarter ended March 26, 2022, the Company recognized $2.1 million in revenue that was included in the contract liabilities balance as of January 1, 2022. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Accounts receivable for the first quarter ended March 26, 2022, and the fiscal year ended January 1, 2022 consisted of the following:

(thousands)	March 26, 2022	January 1, 2022
Trade	$67,550	$59,132
Less: allowance for uncollectible accounts	2,742	2,928
Trade - net	64,808	56,204
Related parties	4,900	5,410
Other	339	899
Total accounts receivable - net	$70,047	$62,513

The following table provides the changes in the Company’s allowance for uncollectible accounts for the first quarter ended March 26, 2022, and the fiscal year ended January 1, 2022:

(thousands)	March 26, 2022	January 1, 2022
Balance at beginning of period	$2,928	$2,502
Provision for uncollectible accounts	147	1,930
Accounts written off, net of recoveries	(333)	(1,504)
Balance at end of period	$2,742	$2,928

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	March 26, 2022	January 1, 2022
Solvents and solutions	$8,088	$7,704
Used oil and processed oil	9,816	9,361
Machines	4,988	4,995
Drums and supplies	5,574	5,731
Other	2,176	2,246
Total inventory	30,642	30,037
Less: machine refurbishing reserve	447	501
Total inventory - net	$30,195	$29,536

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first quarter of fiscal 2022 or 2021.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company reports and tests goodwill for impairment only in its Environmental Services reporting unit.

The following table shows changes to our goodwill balances by segment from January 1, 2022 to March 26, 2022:

(thousands)	Environmental Services	Total

Goodwill at January 1, 2022
Gross carrying amount	$49,695	$49,695
Accumulated impairment loss	—	—
Net book value at January 1, 2022	$49,695	$49,695
Goodwill at March 26, 2022
Gross carrying amount	49,695	$49,695
Accumulated impairment loss	—	—
Net book value at March 26, 2022	$49,695	$49,695

The following is a summary of software and other intangible assets:

	March 26, 2022			January 1, 2022
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$47,167	$21,952	$25,215	$47,167	$20,725	$26,442
Permits	13,590	1,074	12,516	13,590	879	12,711
Software	11,893	6,605	5,288	11,721	6,399	5,322
Non-compete agreements	4,433	3,450	983	4,048	3,340	708
Patents, formulae, and licenses	1,769	921	848	1,769	906	863
Other*	616	790	(174)	996	1,093	(97)
Total software and intangible assets	$79,468	$34,792	$44,676	$79,291	$33,342	$45,949
*Other intangibles include an above market lease acquired in September 2021 that had a fair value of ($0.7) million upon acquisition and is being accreted over the remaining useful life of the lease.

Amortization expense was $1.4 million for the first quarter ended March 26, 2022, and $1.2 million for the first quarter ended March 27, 2021.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Permits	16
Patents, formulae, & licenses	15
Customer and supplier relationships	12
Software	9
Non-compete agreements	5
Other	7

    The estimated amortization expense for the remainder of fiscal 2022 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2022	$4.7
2023	5.6
2024	3.9
2025	2.9
2026	2.4
2027	2.3

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	March 26, 2022	January 1, 2022
Accounts payable	$42,034	$35,613
Accounts payable - related parties	1,021	566
Total accounts payable	$43,055	$36,179

(9)    DEBT AND FINANCING ARRANGEMENTS
Bank Credit Facility

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter of 2021 the Company paid down its previous term loan, in full, of $30.0 million. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan.

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
On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out the London Interbank Offered Rate by the end of 2021. Subsequently the phase out deadline has been extended to June 30, 2023. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement may be LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. As the Company does not have any outstanding borrowings under the financial instruments impacted by LIBOR, the effect on the financial statements is not material.

The Company had no outstanding borrowings as of March 26, 2022 and January 1, 2022.

For the first quarter ended March 26, 2022, the Company recorded interest expense of $0.2 million with respect to our credit line and related amortization of debt issuance costs. For the first quarter ended March 27, 2021, the Company recorded interest expense of $0.3 million with respect to our term loan and credit line, and related amortization of debt issuance costs.

As of March 26, 2022 and January 1, 2022, the Company was in compliance with all covenants under its Credit Agreement. As of March 26, 2022 and January 1, 2022, the Company, had $5.6 million of standby letters of credit issued for both periods, and $94.4 million was available for borrowing under the bank credit facility for both periods.

(10)    SEGMENT INFORMATION

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists primarily of the Company's parts cleaning, containerized waste management, wastewater vacuum services, antifreeze recycling activities, and field services. The Oil Business segment consists primarily of the Company's used oil collection, used oil re-refining activities, and the dehydration of used oil to be sold as recycled fuel oil.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues. Both the Environmental Services and Oil Business segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the first quarter ended March 26, 2022 and March 27, 2021 were as follows:

First Quarter Ended,
March 26, 2022
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$66,299	$2,608	$—	$68,907
Product revenues	12,389	52,093	—	64,482
Rental income	5,963	14	—	5,977
Total revenues	$84,651	$54,715	$—	$139,366
Operating expenses
Operating costs	67,618	34,165	—	101,783
Operating depreciation and amortization	2,888	2,084	—	4,972
Profit before corporate selling, general, and administrative expenses	$14,145	$18,466	$—	$32,611
Selling, general, and administrative expenses			13,735	13,735
Depreciation and amortization from SG&A			1,535	1,535
Total selling, general, and administrative expenses			$15,270	$15,270
Other (income) - net			(210)	(210)
Operating income				17,551
Interest expense – net			223	223
Income before income taxes				$17,328

First Quarter Ended,
March 27, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$53,303	$4,397	$—	$57,700
Product revenues	10,747	31,519	—	42,266
Rental income	5,407	9	—	5,416
Total revenues	$69,457	$35,925	$—	$105,382
Operating expenses
Operating costs	51,880	24,891	—	76,771
Operating depreciation and amortization	1,579	948	—	2,527
Profit before corporate selling, general, and administrative expenses	$15,998	$10,086	$—	$26,084
Selling, general, and administrative expenses			12,188	12,188
Depreciation and amortization from SG&A			1,255	1,255
Total selling, general, and administrative expenses			$13,443	$13,443
Other (income) - net			(108)	(108)
Operating income				12,749
Interest expense – net			324	324
Income before income taxes				$12,425

Total assets by segment as of March 26, 2022 and January 1, 2022 were as follows:

(thousands)	March 26, 2022	January 1, 2022
Total Assets:
Environmental Services	$292,521	$281,333
Oil Business	181,281	171,188
Unallocated Corporate Assets	87,613	74,343
Total	$561,415	$526,864

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

Our leases have remaining terms ranging from less than one month to approximately 12 years and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. Our finance leases include a fleet of mobile equipment.

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

Rental income was as follows:

	First Quarter Ended,
	March 26, 2022			March 27, 2021
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$5,939	$—	$5,939	$5,407	$—	$5,407
Property	24	14	38	—	9	9
Total rental income	$5,963	$14	$5,977	$5,407	$9	$5,416

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

The Company has purchase obligations in the form of open purchase orders of $32.3 million as of March 26, 2022, and $16.5 million as of January 1, 2022, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

Litigation and Claims

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 26, 2022 and January 1, 2022, the Company had accrued $3.2 million related to loss contingencies and other contingent liabilities for both periods.

(12)    INCOME TAXES

Tax expense for the first fiscal quarter of 2022 was $4.4 million. The Company's effective tax rate for the first quarter of fiscal 2022 was 25.7% compared to 25.9% in the first quarter of fiscal 2021. The rate decrease is principally attributable to the reduced impact of certain adjustments to financial reporting income due to increased levels of profitability as compared to the first quarter of fiscal 2021.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.2 million for uncertain tax positions as of March 26, 2022. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

As of March 26, 2022, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. The Company provided a valuation allowance against those foreign net operating loss carryforwards of $0.6 million.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Quarter Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Special Incentive Grant	April, 2018	350,000	313	298	67	1,354
Members of Management	May, 2019	23,560	—	59	—	203
Members of Management	February, 2020	41,138	20	38	67	355
Chief Executive Officer	February, 2021	500,000	613	394	3,268	5,923
Members of Management	February, 2021	35,898	52	22	396	635
Board of Directors	April, 2021	11,487	—	77	—	256
Members of Management	February, 2022	75,355	129	159	1,419	1,917

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

The award date for such Performance-Based Restricted Stock was on February 1, 2021. Such award was granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Performance-Based Restricted Stock one-time award of 500,000 shares received on February 1, 2021, shall vest on January 31, 2025 if Mr. Recatto is employed by the Company on that date, in an amount determined by applying the applicable percentages from the chart below, with the common stock price increases to be determined based on the increase in the price of the Company’s common stock (if any) from the closing price of the common stock as reported by Nasdaq on the amended agreement commencement date ($21.77) and the common stock price on the potential vesting date (determined by using the average closing price of a share of the Company's common stock for the 90-day period ending on the vesting date). If the stock price does not increase by $5.00, then no shares shall vest.

During the first quarter of fiscal 2022, the Company recorded approximately $0.6 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $3.3 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During the first quarter of fiscal 2022, the Company recorded approximately $0.3 million of compensation expense related to this award.

The following table summarizes the restricted stock activity for the first quarter ended March 26, 2022:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 1, 2022	723,983	$21.83
Granted	75,355	27.54
Vested	—	—
Forfeited	—	—
Nonvested shares outstanding at March 26, 2022	799,338	$22.37

Employee Stock Purchase Plan

As of March 26, 2022, the Company had reserved 56,512 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the first quarter of fiscal 2022, employees purchased 3,833 shares of the Company’s common stock with a weighted average fair market value of $32.06 per share.

(14)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarter of fiscal 2022 and 2021, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	First Quarter Ended,
(thousands, except per share amounts)	March 26, 2022	March 27, 2021
Net income	$12,878	$9,206

Weighted average basic shares outstanding	23,476	23,373
Dilutive shares for share–based compensation plans	160	136
Weighted average diluted shares outstanding	23,636	23,509

Net income per share: basic	$0.55	$0.39
Net income per share: diluted	$0.54	$0.39

(15)  OTHER (INCOME) EXPENSE - NET

Other (income) expense - net was $(0.2) million of income for the first quarter of fiscal 2022, compared to a net $(0.1) million of income in the first quarter of 2021.

(16)  SUBSEQUENT EVENTS

On April 8, 2022, the Company invested $3.0 million in its battery recycling partner, HBR Retriev Holdco, LLC ("Retriev"). This investment positions the Company to further capitalize on the opportunity to provide comprehensive collection and recycling services to businesses throughout the U.S. and Canada. The Company's strategic locations will support Retriev's growing demand in end-of-life battery collection and logistics. The Company does not have influence over the investee.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 2, 2022. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2021 filed with the SEC on March 2, 2022. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("first quarter" or "quarter") ended March 26, 2022 and March 27, 2021, respectively. "Fiscal 2021" represents the 52-week period ended January 1, 2022 and "Fiscal 2022" represents the 52-week period beginning January 2, 2022, and ending on December 31, 2022.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, wastewater vacuum, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 60.7% of our total Company revenues for the first quarter of fiscal 2022. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, along with our recycled fuel oil ("RFO") sales which together accounted for approximately 39.3% of our total Company revenues in the first quarter of fiscal 2022.

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

Our selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management and marketing, billing, receivables management, accounting and finance, internal audit, logistics management beyond the branch level, environmental health and safety, human resources, and legal.

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and other products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an annual nameplate capacity of approximately 75 million gallons of used oil feedstock, allowing it to produce approximately 50 million gallons of lubricating base oil per year when operating at full capacity.

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

There were no material changes during the first quarter of fiscal 2022 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. In fiscal 2021, the continued impact on our business as a result of COVID-19 pandemic resulted in additional lost work hours which negatively impacted our ability to service our customers on a timely basis, the effect of which is included in the fiscal 2021 financial operations in this filing. Although no material impact on our business occurred during the first quarter of 2022, the continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2022.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the First Quarter Ended,
(thousands)	March 26, 2022		March 27, 2021

Revenues
Service revenues	$68,907	49.4%	$57,700	54.8%
Product revenues	64,482	46.3%	42,266	40.1%
Rental income	5,977	4.3%	5,416	5.1%
Total revenues	$139,366	100.0%	$105,382	100.0%
Operating expenses
Operating costs	$101,783	73.0%	$76,771	72.9%
Selling, general, and administrative expenses	13,735	9.9%	12,188	11.6%
Depreciation and amortization	6,507	4.7%	3,782	3.6%
Other (income) - net	(210)	(0.2)%	(108)	(0.1)%
Operating income	17,551	12.6%	12,749	12.1%
Interest expense – net	223	0.2%	324	0.3%
Income before income taxes	17,328	12.4%	12,425	11.8%
Provision for income taxes	4,450	3.2%	3,219	3.1%
Net income	$12,878	9.2%	$9,206	8.7%

Revenues

Revenue for the first quarter of 2022 was $139.4 million compared to $105.4 million for the same quarter of 2021, an increase of $34.0 million, or 32.3%. The $34.0 million increase in revenue was mainly driven by higher base oil selling prices and higher demand and increased prices, for our products and services and, to a lesser extent, by revenue from acquisitions made during the second half of 2021.

Operating costs

Operating costs increased $25.0 million, or 32.6%, during the first quarter of 2022 compared to the first quarter of fiscal 2021 mainly due to higher labor costs, disposal costs, and transportation related expenses.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes and changes in commodity pricing, along with other factors.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $1.5 million, or 12.7%, from the first quarter of fiscal 2021 to the first quarter of fiscal 2022 mainly due to higher salaries and benefits, restricted stock grants and legal fees.

Other (income) expense - net

Other (income) expense - net was ($0.2) million of income for the first quarter of fiscal 2022, compared to a net ($0.1) million of income in the first quarter of 2021.

Interest expense - net

Interest expense - net for the first quarter of fiscal 2022 and fiscal 2021 was $0.2 million and $0.3 million, respectively.

Provision for income taxes

The Company's effective income tax rate for the first quarter of fiscal 2022 was 25.7% compared to 25.9% in the first quarter of fiscal 2021. The rate decrease is principally attributable to the reduced impact of certain adjustments to financial reporting income due to increased levels of profitability as compared to the first quarter of fiscal 2021.

Segment Information

The following table presents revenues by reportable segment:

	First Quarter Ended,		Change
(thousands)	March 26, 2022	March 27, 2021	$	%
Revenues:
Environmental Services	$84,651	$69,457	$15,194	21.9%
Oil Business	54,715	35,925	18,790	52.3%
Total	$139,366	$105,382	$33,984	32.2%

In the first quarter of fiscal 2022, Environmental Services revenue was $84.7 million compared to $69.5 million during the first quarter of fiscal 2021. The 21.9% increase in revenue was mainly due to the continued increase in demand for our services compared to the prior year quarter and, to a lesser extent, revenue from companies acquired during the second-half of 2021. We experienced revenue increases across all service lines in the segment when compared to the first quarter of 2021.

During the first quarter of fiscal 2022, Oil Business revenue of $54.7 million represents a record high for a 12-week quarter, an increase of $18.8 million, or 52.3%, compared to $35.9 million in the first quarter of fiscal 2021. An increase in base oil prices was the main driver of the increase in revenue compared to the prior year quarter.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	First Quarter Ended,		Change
(thousands)	March 26, 2022	March 27, 2021	$	%
Profit before corporate SG&A*
Environmental Services	$14,145	$15,998	$(1,853)	(11.6)%
Oil Business	18,466	10,086	8,380	83.1%
Total	$32,611	$26,084	$6,527	25.0%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense decreased $1.9 million, or (11.6)%, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The decrease in operating margin was mainly driven by higher disposal, transportation and container costs caused by extraordinarily high inflation. Operating margin for first quarter of 2022 was 16.7% compared to 23.0% in the first quarter of 2021.

Oil Business profit before corporate SG&A expense increased $8.4 million, or 83.1% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Oil Business segment operating margin increased to 33.7% in the first quarter of 2022 compared to 28.1% in the first quarter of fiscal 2021. The higher operating margin compared to the first quarter of 2021 was mainly due to an increase in the spread between the netback (sales price net of freight impact) on our base oil sales and the price paid/charged to our customers for the removal of their used oil.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 26, 2022 and January 1, 2022, cash and cash equivalents were $71.1 million and $56.3 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

Debt and Financing Arrangements

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter of fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million. The Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan.

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

As of March 26, 2022 and January 1, 2022, the Company was in compliance with all covenants under its Credit Agreement. As of March 26, 2022 and January 1, 2022, the Company, had $5.6 million of standby letters of credit issued for both periods, and $94.4 million was available for borrowing under the bank credit facility for both periods.

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

Summary of Cash Flow Activity

	First Quarter Ended,
(thousands)	March 26, 2022	March 27, 2021
Net cash provided by (used in):
Operating activities	$24,590	$16,203
Investing activities	(9,145)	(5,262)
Financing activities	(648)	(31,847)
Net increase (decrease) in cash and cash equivalents	$14,797	$(20,906)

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2022 and the first quarter of fiscal 2021 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during the first quarter of 2022 favorably impacted our net cash provided by operating activities by $3.7 million compared to the first quarter of 2021.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $3.1 million compared to the increase in accounts receivable during in the first quarter of fiscal 2021.

•Accounts Payable — The increase in accounts payable had a favorable impact on cash provided by operating activities of $4.9 million in the first quarter of fiscal 2022.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Quarter Ended,
(millions)	March 26, 2022	March 27, 2021
Re-refinery capital improvements	$2.0	$1.1
Trucks and trailers	2.6	1.5
Parts cleaning machines	1.4	1.2
IT projects	0.2	—
Various other projects	2.9	1.6
Total	$9.1	$5.4

Net Cash Used in Financing Activities — During the first quarter of fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. We had no borrowings under our Credit Facility during the first quarter of fiscal 2022. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in no change to our interest expense in the first quarter of fiscal 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the first quarter ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

Environmental Matters

On January 19, 2022, a civil enforcement action was filed in the United States District Court for the Northern District of Illinois, Civil Action No. 1:22-cv-00303: United States of America, Louisiana Department of Environmental Quality, and the State of Indiana vs. Heritage-Crystal Clean, LLC (the “Action”). The Action alleges that the Company’s spent solvent recycling programs violate sections 3008(a) and (g) of the Resource Conservation and Recovery Act (“RCRA”), 42 U.S.C. § 6928(a) and (g), and Indiana Code Section 13-30-4-1, including that the Company’s used 106 solvent program is not exempt under RCRA, and that some of the waste received by the Company under its non-hazardous 142 solvent program included hazardous waste. The Action further alleges that the Company’s storage and handling of used oil at its Shreveport, Louisiana location was not in full compliance with Louisiana environmental laws. The plaintiffs seek civil penalties in an undetermined amount, injunctive relief, and modifications made in the Company’s solvent recycling programs and used oil handling services. The Company is in discussions with members of the U.S. Department of Justice, U.S. Environmental Protection Agency, Louisiana Department of Environmental Quality, and Indiana Department of Environmental Management to resolve the Action but cannot predict the outcome of these discussions. As of March 26, 2022, no liability was accrued related to this Action.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. Code Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. Code Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 4, 2022	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer