Form 10-Q
period 2022-06-18
Heritage-Crystal Clean, Inc.
filed 2022-07-27
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 18, 2022
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
Yes ☐ No ☒

On July 26, 2022, there were outstanding 24,170,679 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS
Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 18, 2022	January 1, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,760	$56,269
Accounts receivable - net	80,266	62,513
Inventory - net	36,221	29,536
Assets held for sale	1,125	1,125
Other current assets	4,427	6,773
Total current assets	195,799	156,216
Property, plant and equipment - net	171,169	166,301
Right of use assets	89,541	83,865
Equipment at customers - net	25,107	24,146
Software and intangible assets - net	44,610	45,949
Goodwill	49,695	49,695
Investments at fair value	3,000	—
Other assets	616	692
Total assets	$579,537	$526,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,043	$36,179
Current portion of lease liabilities	22,576	20,146
Contract liabilities - net	2,646	2,094
Accrued salaries, wages, and benefits	7,669	8,980
Taxes payable	8,503	8,474
Other current liabilities	11,177	9,476
Total current liabilities	97,614	85,349
Lease liabilities, net of current portion	70,391	65,041
Other long term liabilities	710	473
Contingent consideration	1,410	2,819
Deferred income taxes	32,070	31,126
Total liabilities	$202,195	$184,808

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,494,045 and 23,473,931 shares issued and outstanding at June 18, 2022 and January 1, 2022, respectively	$235	$235
Additional paid-in capital	206,296	204,920
Retained earnings	171,052	137,067
Accumulated other comprehensive loss	(241)	(166)
Total stockholders' equity	377,342	342,056

Total liabilities and stockholders' equity	$579,537	$526,864

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 18, 2022	June 19, 2021	June 18, 2022	June 19, 2021

Revenues
Service revenues	$75,583	$60,033	$144,490	$117,732
Product revenues	74,790	51,551	139,272	93,817
Rental income	6,274	5,695	12,251	11,111
Total revenues	$156,647	$117,279	$296,013	$222,660

Operating expenses
Operating costs	$104,755	$78,329	$206,538	$155,099
Selling, general, and administrative expenses	15,024	13,039	28,759	25,228
Depreciation and amortization	6,777	5,619	13,285	9,401
Other expense (income) - net	1,001	(330)	791	(439)
Operating income	29,090	20,622	46,640	33,371
Interest expense – net	250	177	473	501
Income before income taxes	28,840	20,445	46,167	32,870
Provision for income taxes	7,733	5,334	12,182	8,553
Net income	$21,107	$15,111	$33,985	$24,317

Net income per share: basic	$0.90	$0.65	$1.45	$1.04
Net income per share: diluted	$0.89	$0.64	$1.44	$1.03

Number of weighted average shares outstanding: basic	23,489	23,404	23,482	23,389
Number of weighted average shares outstanding: diluted	23,644	23,565	23,640	23,537

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 18, 2022	June 19, 2021	June 18, 2022	June 19, 2021

Net income	$21,107	$15,111	$33,985	$24,317
Other comprehensive loss:
Currency translation adjustments	(121)	—	(75)	—
Total other comprehensive loss:	$(121)	$—	$(75)	$—
Comprehensive income	$20,986	$15,111	$33,910	$24,317

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Second Quarter Ended June 18, 2022 and June 19, 2021
(Unaudited)

Second Quarter Ended,
June 18, 2022
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, March 26, 2022	23,477,764	$235	$206,390	$149,945	$(120)	$356,450
Net income	—	—	—	21,107	—	21,107
Currency translation adjustment	—	—	—	—	(121)	(121)
Issuance of common stock – ESPP	4,794	—	134	—	—	134
Share-based compensation	11,487	—	1,174	—	—	1,174
Share repurchases to satisfy tax withholding obligations	—	—	(1,402)	—	—	(1,402)
Balance at June 18, 2022	23,494,045	$235	$206,296	$171,052	$(241)	$377,342

Second Quarter Ended,
June 19, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance at March 27, 2021	23,390,434	$234	$201,758	$85,325	$—	$287,317
Net income	—	—	—	15,111	—	15,111
Issuance of common stock – ESPP	4,750	—	126	—	—	126
Share-based compensation	15,422	—	1,472	—	—	1,472
Balance at June 19, 2021	23,410,606	$234	$203,356	$100,436	$—	$304,026

First Half Ended,
June 18, 2022
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, January 1, 2022	23,473,931	$235	$204,920	$137,067	$(166)	$342,056
Net income	—	—	—	33,985	—	33,985
Currency translation adjustment	—	—	—	—	(75)	(75)
Issuance of common stock – ESPP	8,627	—	251	—	—	251
Share-based compensation	11,487	—	2,527	—	—	2,527
Share repurchases to satisfy tax withholding obligations	—	—	(1,402)	—	—	(1,402)
Balance at June 18, 2022	23,494,045	$235	$206,296	$171,052	$(241)	$377,342

First Half Ended,
June 19, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance, January 2, 2021	23,340,700	$233	$201,148	$76,119	$—	$277,500
Net income	—	—	—	24,317	—	24,317
Issuance of common stock – ESPP	10,822	—	247	—	—	247
Share-based compensation	59,084	1	2,690	—	—	2,691
Share repurchases to satisfy tax withholding obligations	—	—	(729)	—	—	(729)
Balance at June 19, 2021	23,410,606	$234	$203,356	$100,436	$—	$304,026

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 18, 2022	June 19, 2021
Cash flows from Operating Activities:
Net income	$33,985	$24,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,285	9,401
Provision for civil action settlement	750	—
Uncollectible provision	453	567
Share-based compensation	2,785	2,886
Deferred taxes	944	8,612
Other, net	1,099	(30)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(18,207)	(11,481)
(Increase) in inventory	(6,685)	(978)
Decrease in other current assets	2,345	2,948
Increase in accounts payable	8,091	2,149
Increase in accrued liabilities	323	2,952
Cash provided by operating activities	$39,168	$41,343

Cash flows from Investing Activities:
Capital expenditures	$(15,936)	$(10,926)
Proceeds from sale of assets	96	1,533
Investment in Retriev	(3,000)	—
Cash used in investing activities	$(18,840)	$(9,393)

Cash flows from Financing Activities:
Payment of Term Loan	—	(30,000)
Debt Issuance Costs	—	(822)
Repayment of principal on finance leases	(1,686)	(949)
Share repurchases to satisfy tax withholding obligations	(1,402)	(729)
Proceeds from the issuance of common stock	251	247
Cash used in financing activities	$(2,837)	$(32,253)
Net increase (decrease) in cash and cash equivalents	17,491	(303)
Cash and cash equivalents, beginning of period	56,269	67,575
Cash and cash equivalents, end of period	$73,760	$67,272

Supplemental disclosure of cash flow information:
Income taxes paid	$11,796	$637
Cash paid for interest	140	108
Supplemental disclosure of non-cash information:
Payables for construction in progress	874	375

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 18, 2022

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. In fiscal 2021, the continued impact on our business as a result of COVID-19 pandemic resulted in additional lost work hours which negatively impacted our ability to service our customers on a timely basis, the effect of which is included in the fiscal 2021 financial operations in this filing. Although no material impact on our business occurred during the second quarter of 2022, the continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2022.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. There have been no material changes in these policies or their application during the second quarter of fiscal 2022.

(3)    BUSINESS COMBINATIONS

On September 27, 2021, the Company completed the acquisition of Source Environmental, Inc., ("Source Environmental"), which increased the Company's penetration in the hazardous and non-hazardous waste business in several markets in the western U.S. This transaction also provided us the opportunity to internalize the performance of certain field service activities in the western U.S. Total consideration for the acquisition was approximately $20.4 million. To date, there have been no adjustments to the purchase price. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Source Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Source Environmental were immaterial. The results of Source Environmental are consolidated into the Company’s Environmental Services segment.

On September 13, 2021, the Company completed the acquisition of Raider Environmental Services of Florida, Inc., ("Raider Environmental"), which expanded our network of wastewater processing, oil collection and non-hazardous waste consolidation and solidification to better serve our customers in Florida and throughout the Southern United States. Total consideration for the acquisition was approximately $13.7 million. To date, there have been no adjustments to the purchase price. This acquisition provided the Company with another wastewater treatment facility as well as assets to help further our initiative to increase our non-hazardous containerized waste processing capabilities. This also provided us exposure to industry verticals in which we didn't previously participate. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Raider Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Raider Environmental were immaterial. The results of Raider Environmental are consolidated primarily into the Company’s Environmental Services segment and an immaterial amount in the Oil Business segment from the date of acquisition.

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

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition as of June 18, 2022:

	As of June 18, 2022
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

The following table disaggregates our revenue by major lines:

	Second Quarter Ended,
	June 18, 2022			June 19, 2021
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning, Containerized Waste, & related products/services	$50,320	$—	$50,320	$40,741	$—	$40,741
Wastewater Vacuum Services	21,150	—	21,150	14,848	—	14,848
Field Services	6,539	—	6,539	4,749	—	4,749
Antifreeze Business	7,118	—	7,118	6,285	—	6,285
Environmental Services - Other	486	—	486	407	—	407
Re-Refinery Product Sales	—	54,198	54,198	—	38,830	38,830
Oil Collection Services & RFO	—	9,253	9,253	—	4,552	4,552
Oil Filter Business	—	1,309	1,309	—	1,172	1,172
Revenues from Contracts with Customers	85,613	64,760	150,373	67,030	44,554	111,584
Rental income	6,265	9	6,274	5,686	9	5,695
Total Revenues	$91,878	$64,769	$156,647	$72,716	$44,563	$117,279

	First Half Ended,
	June 18, 2022			June 19, 2021
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$97,176	$—	$97,176	$79,574	$—	$79,574
Wastewater Vacuum Services	38,541	—	38,541	28,541	—	28,541
Field Services	12,829	—	12,829	8,845	—	8,845
Antifreeze Business	14,774	—	14,774	13,273	—	13,273
Environmental Services - Other	981	—	981	847	—	847
Re-refinery Product Sales	—	103,337	103,337	—	68,883	68,883
Oil Collection Services & RFO	—	13,566	13,566	—	9,169	9,169
Oil Filter Business	—	2,558	2,558	—	2,417	2,417
Revenues from Contracts with Customers	164,301	119,461	283,762	131,080	80,469	211,549
Rental income	12,228	23	12,251	11,093	18	11,111
Total Revenues	$176,529	$119,484	$296,013	$142,173	$80,487	$222,660

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	June 18, 2022	January 1, 2022
Contract assets	$73	$268
Contract liabilities	2,719	2,362
Contract liabilities - net	$2,646	$2,094

During the fiscal quarter ended June 18, 2022, the Company recognized no revenue that was included in the contract liabilities balance as of January 1, 2022. During the first half ended June 18, 2022, the Company recognized $2.4 million of revenue that was included in the contract liabilities balance as of January 1, 2022. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Accounts receivable for the second quarter ended June 18, 2022, and the fiscal year ended January 1, 2022 consisted of the following:

(thousands)	June 18, 2022	January 1, 2022
Trade	$73,487	$59,132
Less: allowance for uncollectible accounts	3,011	2,928
Trade - net	70,476	56,204
Related parties	9,354	5,410
Other	436	899
Total accounts receivable - net	$80,266	$62,513

The following table provides the changes in the Company’s allowance for uncollectible accounts for the first half ended June 18, 2022, and the fiscal year ended January 1, 2022:

(thousands)	June 18, 2022	January 1, 2022
Balance at beginning of period	$2,928	$2,502
Provision for uncollectible accounts	453	1,930
Accounts written off, net of recoveries	(370)	(1,504)
Balance at end of period	$3,011	$2,928

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	June 18, 2022	January 1, 2022
Solvents and solutions	$10,429	$7,704
Used oil and processed oil	12,734	9,361
Machines	5,175	4,995
Drums and supplies	6,028	5,731
Other	2,297	2,246
Total inventory	36,663	30,037
Less: machine refurbishing reserve	442	501
Total inventory - net	$36,221	$29,536

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the second quarter of fiscal 2022 compared to $0.2 million of inventory write downs during the second quarter of fiscal 2021.

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

The following table shows changes to our goodwill balances by segment from January 1, 2022 to June 18, 2022:

(thousands)	Environmental Services	Total

Goodwill at January 1, 2022
Gross carrying amount	$49,695	$49,695
Accumulated impairment loss	—	—
Net book value at January 1, 2022	$49,695	$49,695
Goodwill at June 18, 2022
Gross carrying amount	49,695	$49,695
Accumulated impairment loss	—	—
Net book value at June 18, 2022	$49,695	$49,695

The following is a summary of software and other intangible assets:

	June 18, 2022			January 1, 2022
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$47,167	$22,918	$24,249	$47,167	$20,725	$26,442
Permits	13,590	1,249	12,341	13,590	879	12,711
Software	13,202	6,820	6,382	11,721	6,399	5,322
Non-compete agreements	4,427	3,511	916	4,048	3,340	708
Patents, formulae, and licenses	1,769	936	833	1,769	906	863
Other*	606	717	(111)	996	1,093	(97)
Total software and intangible assets	$80,761	$36,151	$44,610	$79,291	$33,342	$45,949
*Other intangibles include an above market lease acquired in September 2021 that had a fair value of ($0.7) million upon acquisition and is being accreted over the remaining useful life of the lease.

Amortization expense was $1.4 million for the second quarter ended June 18, 2022, and $1.0 million for the second quarter ended June 19, 2021. Amortization expense was $2.8 million for the first half ended June 18, 2022, and $2.3 million for the first half ended June 19, 2021.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Permits	16
Patents, formulae, & licenses	15
Customer and supplier relationships	12
Software	9
Non-compete agreements	5
Other	7

    The estimated amortization expense for the remainder of fiscal 2022 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2022	$3.4
2023	5.7
2024	4.1
2025	3.1
2026	2.5
2027	2.5

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	June 18, 2022	January 1, 2022
Accounts payable	$44,105	$35,613
Accounts payable - related parties	938	566
Total accounts payable	$45,043	$36,179

(9)    DEBT AND FINANCING ARRANGEMENTS
Bank Credit Facility

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter of 2021 the Company paid down its previous term loan, in full, of $30.0 million. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan. The Agreement also provides for up to an additional $50.0 million of borrowings using an accordion feature upon approval of the lenders.

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
On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out the London Interbank Offered Rate by the end of 2021. Subsequently the phase out deadline was extended to June 30, 2023. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement may be LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. As the Company does not have any outstanding borrowings under the financial instruments impacted by LIBOR, the effect on the financial statements is not material.

The Company had no outstanding borrowings as of June 18, 2022 and January 1, 2022.

For the second quarter ended June 18, 2022, the Company recorded interest expense of $0.3 million with respect to our credit line and related amortization of debt issuance costs. For the second quarter ended June 19, 2021, the Company recorded interest expense of $0.3 million with respect to our term loan and credit line, and related amortization of debt issuance costs.

As of June 18, 2022 and January 1, 2022, the Company was in compliance with all covenants under its Credit Agreement. As of June 18, 2022 and January 1, 2022, the Company, had $6.7 million and $5.6 million, of standby letters of credit issued, respectively, and $93.3 million and $94.4 million was available for borrowing under the bank credit facility, respectively.

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

Segment results for the second quarter ended June 18, 2022 and June 19, 2021 were as follows:

Second Quarter Ended,
June 18, 2022
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$72,979	$2,604	$—	$75,583
Product revenues	12,634	62,156	—	74,790
Rental income	6,265	9	—	6,274
Total revenues	$91,878	$64,769	$—	$156,647
Operating expenses
Operating costs	68,914	35,841	—	104,755
Operating depreciation and amortization	3,192	2,125	—	5,317
Profit before corporate selling, general, and administrative expenses	$19,772	$26,803	$—	$46,575
Selling, general, and administrative expenses			15,024	15,024
Depreciation and amortization from SG&A			1,460	1,460
Total selling, general, and administrative expenses			$16,484	$16,484
Other expense (income) - net			1,001	1,001
Operating income				29,090
Interest expense – net			250	250
Income before income taxes				$28,840

Second Quarter Ended,
June 19, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$56,403	$3,630	$—	$60,033
Product revenues	10,627	40,924	—	51,551
Rental income	5,686	9	—	5,695
Total revenues	$72,716	$44,563	$—	$117,279
Operating expenses
Operating costs	51,119	27,210	—	78,329
Operating depreciation and amortization	2,430	2,109	—	4,539
Profit before corporate selling, general, and administrative expenses	$19,167	$15,244	$—	$34,411
Selling, general, and administrative expenses			13,039	13,039
Depreciation and amortization from SG&A			1,080	1,080
Total selling, general, and administrative expenses			$14,119	$14,119
Other (income) - net			(330)	(330)
Operating income				20,622
Interest expense – net			177	177
Income before income taxes				$20,445

Segment results for the first half ended June 18, 2022, and June 19, 2021 were as follows:

First Half Ended,
June 18, 2022
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$139,278	$5,212	$—	$144,490
Product revenues	25,023	114,249	—	139,272
Rental income	12,228	23	—	12,251
Total revenues	$176,529	$119,484	$—	$296,013
Operating expenses
Operating costs	136,532	70,006	—	206,538
Operating depreciation and amortization	6,081	4,209	—	10,290
Profit before corporate selling, general, and administrative expenses	$33,916	$45,269	$—	$79,185
Selling, general, and administrative expenses			28,759	28,759
Depreciation and amortization from SG&A			2,995	2,995
Total selling, general, and administrative expenses			$31,754	$31,754
Other expense (income) - net			791	791
Operating income				46,640
Interest expense – net			473	473
Income before income taxes				$46,167

First Half Ended,
June 19, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$109,706	$8,026		$117,732
Product revenues	21,374	72,443	—	93,817
Rental income	11,093	18		11,111
Total revenues	$142,173	$80,487	$—	$222,660
Operating expenses
Operating costs	102,999	52,100	—	155,099
Operating depreciation and amortization	4,008	3,058		7,066
Profit (loss) before corporate selling, general, and administrative expenses	$35,166	$25,329	$—	$60,495
Selling, general, and administrative expenses			25,228	25,228
Depreciation and amortization from SG&A			2,335	2,335
Total selling, general, and administrative expenses			$27,563	$27,563
Other (income) - net			(439)	(439)
Operating income				33,371
Interest expense – net			501	501
Income before income taxes				$32,870

Total assets by segment as of June 18, 2022 and January 1, 2022 were as follows:

(thousands)	June 18, 2022	January 1, 2022
Total Assets:
Environmental Services	$294,619	$281,333
Oil Business	187,999	171,188
Unallocated Corporate Assets	96,919	74,343
Total	$579,537	$526,864

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

Rental income was as follows:

	Second Quarter Ended,
	June 18, 2022			June 19, 2021
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$6,233	$—	$6,233	$5,636	$—	$5,636
Property	32	9	41	50	9	59
Total rental income	$6,265	$9	$6,274	$5,686	$9	$5,695

	First Half Ended,
	June 18, 2022			June 19, 2021
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$12,172	$—	$12,172	$11,043	$—	$11,043
Property	56	23	79	50	18	68
Total rental income	$12,228	$23	$12,251	$11,093	$18	$11,111

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

The Company has purchase obligations in the form of open purchase orders of $16.8 million as of June 18, 2022, and $16.5 million as of January 1, 2022, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

Litigation and Claims

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 18, 2022 and January 1, 2022, the Company had accrued $3.9 million and $3.2 million related to loss contingencies and other contingent liabilities, respectively.

(12)    INCOME TAXES

Tax expense for the second fiscal quarter of 2022 was $7.7 million. The Company's effective tax rate for the second quarter of fiscal 2022 was 27.0% compared to 26.1% in the second quarter of fiscal 2021. Tax expense for the first fiscal half of 2022 was $12.2 million. The Company’s effective tax rate for the first half of fiscal 2022 was 26.4% compared to 26.0% in the first half of 2021. The rate increases are principally attributable to the increased impact of certain adjustments to federal taxable income as compared to the first half of fiscal 2021.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.2 million for uncertain tax positions as of June 18, 2022. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

As of June 18, 2022, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. The Company provided a valuation allowance against those foreign net operating loss carryforwards of $0.6 million.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Half Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	June 18, 2022	June 19, 2021	June 18, 2022	June 19, 2021
Special Incentive Grant	April, 2018	350,000	380	810	—	1,111
Members of Management	May, 2019	23,560	—	110	—	145
Members of Management	February, 2020	41,138	40	66	47	280
Chief Executive Officer	February, 2021	500,000	1,067	912	2,814	5,310
Members of Management	February, 2021	35,898	103	71	345	586
Board of Directors	April, 2021	11,487	—	150	—	182
Members of Management	February, 2022	75,355	245	—	1,303	—
Board of Directors	April, 2022	17,082	234	—	246	—

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

During the second quarter of fiscal 2022, the Company recorded approximately $1.1 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $2.8 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During the second quarter of fiscal 2022, the Company recorded approximately $0.3 million of compensation expense related to this award.

The following table summarizes the restricted stock activity for the second quarter ended June 18, 2022:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 1, 2022	723,983	$21.83
Granted	92,437	27.64
Vested	(107,772)	23.05
Forfeited	(128,297)	22.35
Nonvested shares outstanding at June 18, 2022	580,351	$23.27

Employee Stock Purchase Plan

As of June 18, 2022, the Company had reserved 51,718 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the second quarter of fiscal 2022, employees purchased 4,794 shares of the Company’s common stock with a weighted average fair market value of $29.77 per share.

(14)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarter of fiscal 2022 and 2021, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Second Quarter Ended,		First Half Ended,
(thousands, except per share amounts)	June 18, 2022	June 19, 2021	June 18, 2022	June 19, 2021
Net income	$21,107	$15,111	$33,985	$24,317

Weighted average basic shares outstanding	23,489	23,404	23,482	23,389
Dilutive shares for share–based compensation plans	155	161	158	148
Weighted average diluted shares outstanding	23,644	23,565	23,640	23,537

Net income per share: basic	$0.90	$0.65	$1.45	$1.04
Net income per share: diluted	$0.89	$0.64	$1.44	$1.03

(15)  FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize assets measured at fair value on a recurring basis (in millions) as of June 18, 2022:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value Measurements
Equity Securities (1)	$—	$—	$3.0	$3.0

(1) Represents a $3.0 million investment the Company invested in its privately held battery recycling partner, HBR Retriev Holdco, LLC ("Retriev"). Retriev is a Limited Liability Company that is controlled by the Heritage Group, an affiliate of the Company.

(16)  OTHER (INCOME) EXPENSE - NET

Other (income) expense - net was $1.0 million of expense for the second quarter of fiscal 2022, compared to a net $(0.3) million of income in the second quarter of 2021. Other (income) expense - net was $0.8 million of expense for the first half of fiscal 2022, compared to $(0.4) million of income for the first half of fiscal 2021. The 2022 other expense includes approximately $1.1 million of net loss on disposal of assets.

(17)  SUBSEQUENT EVENTS

On June 29, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Channel PES Acquisition Co., LLC, a Delaware limited liability company (“Seller”), for the acquisition of all of the issued and outstanding shares of the capital stock (the “Shares”) of Patriot Environmental Services, Inc., a California corporation (“Patriot”). The Stock Purchase Agreement provides that, upon the terms and subject to the conditions thereof, Buyer will acquire all of the Shares, on a cash-free, debt-free basis, for an aggregate cash consideration of approximately $156 million, subject to certain adjustments set forth in the Stock Purchase Agreement. The transaction is not subject to any financing condition or contingency, and the Company expects to fund the purchase price with cash on hand and using its existing credit facility (and, in connection therewith, exercising the accordion feature of such credit facility to increase the borrowing availability of such credit facility).

Each party’s obligation to consummate the transactions contemplated by the Stock Purchase Agreement is subject to certain customary conditions, including (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any order issued by any governmental authority restraining, enjoining or otherwise making illegal the transactions contemplated by the Stock Purchase Agreement and (iii) the absence of any law which makes the consummation of such transactions illegal. Buyer’s obligation to consummate the transactions contemplated by the Stock Purchase Agreement is also conditioned on, among other things, the absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement) having occurred since June 29, 2022.

Patriot is a leading provider of environmental services across the Western United States specializing in a wide variety of waste services, including emergency response, industrial services, and OSRO spill response. Patriot provides full-service environmental solutions to a wide variety of end markets, serving customers within manufacturing, agriculture, construction, healthcare, mining, oil & gas, transportation, and utilities markets. From custom on-site services to industrial waste disposal, as well as wastewater treatment, Patriot operates at eighteen locations in the western and southern United States.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 2, 2022. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2021 filed with the SEC on March 2, 2022. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("second quarter" or "quarter") ended June 18, 2022 and June 19, 2021, respectively. "Fiscal 2021" represents the 52-week period ended January 1, 2022 and "Fiscal 2022" represents the 52-week period beginning January 2, 2022, and ending on December 31, 2022.

Overview

We provide parts cleaning, containerized waste management, used oil collection, wastewater vacuum, antifreeze recycling, and field services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and other products. We are the second largest provider of industrial and hazardous waste services to small and mid-sized customers in both the vehicle maintenance and manufacturing industries, and we have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens. We operate from a network of 91 branch facilities providing services to customers in 48 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management, wastewater vacuum, antifreeze recycling, and field services. Revenues from this segment accounted for approximately 58.7% of our total Company revenues for the second quarter of fiscal 2022. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, along with our recycled fuel oil ("RFO") sales which together accounted for approximately 41.3% of our total Company revenues in the second quarter of fiscal 2022.

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

We operate a used oil re-refinery located in Indianapolis, Indiana, through which we recycle used oil into high quality lubricant base oil and other products. We supply the base oil to firms that produce and market finished lubricants. Our re-refinery has an annual nameplate capacity of approximately 75 million gallons of used oil feedstock (depending on the quality of the feedstock), allowing it to produce approximately 50 million gallons of lubricating base oil per year when operating at full capacity.

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

There were no material changes during the second quarter of fiscal 2022 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. In fiscal 2021, the continued impact on our business as a result of COVID-19 pandemic resulted in additional lost work hours which negatively impacted our ability to service our customers on a timely basis, the effect of which is included in the fiscal 2021 financial operations in this filing. Although no material impact on our business occurred during the second quarter of 2022, the continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2022.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	Second Quarter Ended,				First Half Ended,
(thousands)	June 18, 2022		June 19, 2021		June 18, 2022		June 19, 2021

Revenues
Service revenues	$75,583	48.3%	$60,033	51.2%	$144,490	48.8%	$117,732	52.9%
Product revenues	74,790	47.7%	51,551	44.0%	139,272	47.0%	93,817	42.1%
Rental income	6,274	4.0%	5,695	4.9%	12,251	4.1%	11,111	5.0%
Total revenues	$156,647	100.0%	$117,279	100.0%	$296,013	100.0%	$222,660	100.0%
Operating expenses
Operating costs	$104,755	66.9%	$78,329	66.8%	$206,538	69.8%	$155,099	69.7%
Selling, general, and administrative expenses	15,024	9.6%	13,039	11.1%	28,759	9.7%	25,228	11.3%
Depreciation and amortization	6,777	4.3%	5,619	4.8%	13,285	4.5%	9,401	4.2%
Other expense (income) - net	1,001	0.6%	(330)	(0.3)%	791	0.3%	(439)	(0.2)%
Operating income	29,090	18.6%	20,622	17.6%	46,640	15.8%	33,371	15.0%
Interest expense – net	250	0.2%	177	0.2%	473	0.2%	501	0.2%
Income before income taxes	28,840	18.4%	20,445	17.4%	46,167	15.6%	32,870	14.8%
Provision for income taxes	7,733	4.9%	5,334	4.5%	12,182	4.1%	8,553	3.8%
Net income	$21,107	13.5%	$15,111	12.9%	$33,985	11.5%	$24,317	10.9%

Revenues

Revenue for the second quarter of 2022 was $156.6 million compared to $117.3 million for the same quarter of 2021, an increase of $39.4 million, or 33.6%. The $39.4 million increase in revenue was mainly driven by higher base oil selling prices, increased demand and higher selling prices for our environmental services products and services and, to a lesser extent, by revenue from acquisitions made during the second half of 2021. For the first half of fiscal 2022, revenues increased $73.4 million, or 33.0%, from $222.7 million in the first half of fiscal 2021 to $296.0 million in the first half of 2022 mainly driven by the above mentioned factors.

Operating costs

Operating costs increased $26.4 million, or 33.7%, during the second quarter of 2022 compared to the second quarter of fiscal 2021 mainly due to higher used oil feedstock costs as well as higher disposal costs and transportation related expenses. Operating costs increased $51.4 million, or 33.1%, in the first half of fiscal 2022 compared to the first half of fiscal 2021 mainly due to the above mentioned factors.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes and changes in commodity pricing, along with other factors.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $2.0 million, or 15.2%, from the second quarter of fiscal 2021 to the second quarter of fiscal 2022 mainly due to higher salaries and benefits, depreciation and amortization, and a provision for a potential settlement of a U.S. EPA complaint (see the Legal Proceedings section of this filing for more information). Selling, general, and administrative expenses increased $3.5 million, or 13.9%, from the first half of fiscal 2021 to the first half of fiscal 2022 due to the above mentioned factors.

Other (income) expense - net

Other (income) expense - net was $1.0 million of expense for the second quarter of fiscal 2022, compared to a net $(0.3) million of income in the second quarter of 2021. Other (income) expense - net was $0.8 million of expense for the first half of fiscal 2022, compared to a net $(0.4) million of income for the first half of fiscal 2021. The 2022 other expense includes approximately $1.1 million of net loss on disposal of assets.

Interest expense - net

Interest expense - net for the second quarter of fiscal 2022 and fiscal 2021 was $0.3 million and $0.2 million, respectively. Interest expense - net for the first half of fiscal 2022 and 2021 was $0.5 million and $0.5 million respectively.

Provision for income taxes

The Company's effective income tax rate for the second quarter of fiscal 2022 was 27.0% compared to 26.1% in the second quarter of fiscal 2021. The Company’s effective tax rate for the first half of fiscal 2022 was 26.4% compared to 26.0% in the first half of 2021. The rate increases are principally attributable to the increased impact of certain adjustments to federal taxable income as compared to the first half of fiscal 2021.

Segment Information

The following table presents revenues by reportable segment:

	Second Quarter Ended,		Change
(thousands)	June 18, 2022	June 19, 2021	$	%
Revenues:
Environmental Services	$91,878	$72,716	$19,162	26.4%
Oil Business	64,769	44,563	20,206	45.3%
Total	$156,647	$117,279	$39,368	33.6%

	First Half Ended,		Change
(thousands)	June 18, 2022	June 19, 2021	$	%
Revenues:
Environmental Services	$176,529	$142,173	$34,356	24.2%
Oil Business	119,484	80,487	38,997	48.5%
Total	$296,013	$222,660	$73,353	32.9%

In the second quarter of fiscal 2022, Environmental Services revenue was $91.9 million compared to $72.7 million during the second quarter of fiscal 2021. The 26.4% increase in revenue was mainly due to the continued increase in demand and higher prices for our services compared to the prior year quarter and, to a lesser extent, revenue from companies acquired during the second-half of 2021. We experienced revenue increases across all service lines in the segment when compared to the second quarter of 2021. For the first half of fiscal 2022, Environmental Services revenue was $176.5 million, compared to $142.2 million during the first half of fiscal 2021.The 24.2% increase in revenue was mainly due to the above mentioned factors.

During the second quarter of fiscal 2022, Oil Business revenue of $64.8 million represents an increase of $20.2 million, or 45.3%, compared to $44.6 million in the second quarter of fiscal 2021. An increase in base oil prices was the main driver of the increase in revenue compared to the prior year quarter. For the first half of fiscal 2022, Oil Business revenues were $119.5 million, compared to $80.5 million during the first half of fiscal 2021. The increase in revenue was driven primarily by the above mentioned factors.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	Second Quarter Ended,		Change
(thousands)	June 18, 2022	June 19, 2021	$	%
Profit before corporate SG&A*
Environmental Services	$19,772	$19,167	$605	3.2%
Oil Business	26,802	15,244	11,558	75.8%
Total	$46,574	$34,411	$12,163	35.3%

	First Half Ended,		Change
(thousands)	June 18, 2022	June 19, 2021	$	%
Profit before corporate SG&A*
Environmental Services	$33,916	$35,166	$(1,250)	(3.6)%
Oil Business	45,269	25,329	19,940	N/M
Total	$79,185	$60,495	$18,690	30.9%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $0.6 million, or 3.2%, in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The improvement in profitability was mainly driven by higher dollar increase in revenue compared to the increase in operating expenses. Our operating margin percentage for second quarter of 2022 was 21.5% compared to 26.4% in the second quarter of 2021. The decrease in operating margin was mainly driven by higher disposal and transportation costs caused by extraordinary high inflation.

Environmental Services profit before corporate SG&A expense decreased $1.3 million, or 3.6%, in the first half of fiscal 2022 compared to the first half of fiscal 2021. Operating margin for first half of 2022 was 19.2% compared to 24.7% in the first half of 2021. The decrease in operating margin was mainly driven by higher disposal, transportation and container costs caused by extraordinary high inflation.

Oil Business profit before corporate SG&A expense increased $11.6 million, or 75.8% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Our Oil Business segment operating margin percentage increased to 41.4% in the second quarter of 2022 compared to 34.2% in the second quarter of fiscal 2021. The higher operating margin compared to the second quarter of 2021 was mainly due to an increase in the spread between the netback (sales price net of freight impact) on our base oil sales and the price paid/charged to our customers for the removal of their used oil.

Oil Business profit before corporate SG&A expense increased $19.9 million in the first half of fiscal 2022 compared to the first half of fiscal 2021. The factors which drove the improvement during the second quarter were primarily responsible for the improvement in profitability during the first half of fiscal 2022 compared to the first half of fiscal 2021.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 18, 2022 and January 1, 2022, cash and cash equivalents were $73.8 million and $56.3 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

Debt and Financing Arrangements

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter of fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million. The Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan. The Agreement also provides for up to an additional $50.0 million of borrowings using an accordion feature upon approval of the lenders.

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
On July 27, 2017, the Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out the London Interbank Offered Rate by the end of 2021. Subsequently the phase out deadline was extended to June 30, 2023. We expect that widespread use of LIBOR will transition to alternative interest rates in the near future. Since loans made under our Credit Agreement may be LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates that could result in higher borrowing costs and higher interest expense. As the Company does not have any outstanding borrowings under the financial instruments impacted by LIBOR, the effect on the financial statements is not material.

As of June 18, 2022 and January 1, 2022, the Company, had $6.7 million and $5.6 million, of standby letters of credit issued, respectively, and $93.3 million and $94.4 million was available for borrowing under the bank credit facility, respectively.

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

We expect to draw approximately $100 million of indebtedness pursuant to our Credit Agreement to finance the pending Acquisition discussed in note 17. The terms of this indebtedness will contain limitations on the amount of additional indebtedness that we and our subsidiaries may incur and may place other restrictions on the operation of our business. The indebtedness will require interest and principal payments and may impact our future operations.

Summary of Cash Flow Activity

	First Half Ended,
(thousands)	June 18, 2022	June 19, 2021
Net cash provided by (used in):
Operating activities	$39,168	$41,343
Investing activities	(18,840)	(9,393)
Financing activities	(2,837)	(32,253)
Net increase (decrease) in cash and cash equivalents	$17,491	$(303)

The most significant items affecting the comparison of our operating activities for the first half of fiscal 2022 and the first half of fiscal 2021 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during the first half of 2022 favorably impacted our net cash provided by operating activities by $9.7 million compared to the first half of 2021.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $6.7 million compared to the increase in accounts receivable during in the first half of fiscal 2021.

•Accounts Payable — The increase in accounts payable had a favorable impact on cash provided by operating activities of $5.9 million in the first half of fiscal 2022.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Half Ended,
(millions)	June 18, 2022	June 19, 2021
Re-refinery capital improvements	$4.1	$2.2
Trucks and trailers	2.9	3.7
Parts cleaning machines	2.9	2.2
Branch replacements and facility improvements	3.1	—
IT projects	0.2	0.1
Various other projects	2.7	2.7
Total	$15.9	$10.9

•Investments — During the first half of 2022, the Company invested 3.0 million in its battery recycling partner, HBR Retriev Holdco, LLC ("Retriev"). Retriev is a Limited Liability Company that is controlled by the Heritage Group, an affiliate of the Company.

Net Cash Used in Financing Activities — During the first half of fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank Credit Facility. Interest on this facility is based upon variable interest rates. We had no borrowings under our Credit Facility during the second quarter of fiscal 2022. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in no change to our interest expense in the second quarter of fiscal 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the second quarter ended June 18, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

Environmental Matters

On January 19, 2022, a civil enforcement action was filed in the United States District Court for the Northern District of Illinois, Civil Action No. 1:22-cv-00303: United States of America, Louisiana Department of Environmental Quality, and the State of Indiana vs. Heritage-Crystal Clean, LLC (the “Action”). The Action alleges that the Company’s spent solvent recycling programs violate sections 3008(a) and (g) of the Resource Conservation and Recovery Act (“RCRA”), 42 U.S.C. § 6928(a) and (g), and Indiana Code Section 13-30-4-1, including that the Company’s used 106 solvent program is not exempt under RCRA, and that some of the waste received by the Company under its non-hazardous 142 solvent program included hazardous waste. The Action further alleges that the Company’s storage and handling of used oil at its Shreveport, Louisiana location was not in full compliance with Louisiana environmental laws. The plaintiffs seek civil penalties in an undetermined amount, injunctive relief, and modifications made in the Company’s solvent recycling programs and used oil handling services. The Company is in discussions with members of the U.S. Department of Justice, U.S. Environmental Protection Agency, Louisiana Department of Environmental Quality, and Indiana Department of Environmental Management to resolve the Action but cannot predict the outcome of these discussions. As of June 18, 2022, the Company has accrued $750,000 related to this Action.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Disclosure Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for fiscal 2021 filed with the SEC on March 2, 2022, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for fiscal 2021, except as set forth below.

Our proposed acquisition of Patriot Environmental Services, Inc. is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the proposed acquisition could have adverse effects on our business.

The completion of the pending acquisition (the “Acquisition”) of Patriot Environmental Services, Inc. (“Patriot”) is subject to a number of risks conditions, including (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any order issued by any governmental authority restraining, enjoining or otherwise making illegal the transactions contemplated by the Acquisition and (iii) the absence of any law which makes the consummation of such transactions illegal. Also, either we or Patriot may terminate the stock purchase agreement governing the Acquisition if the Acquisition is not consummated by October 1, 2022, subject to certain conditions. If we are not able to complete the Acquisition, we may experience negative reactions from the financial markets or from our customers or employees. We will be required to pay our costs relating to the Acquisition, such as legal, accounting, financial advisory and printing fees, whether or not the Acquisition is completed. In addition, if the Acquisition is not completed, we could be subject to litigation related to any failure to complete the Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the stock purchase agreement governing the Acquisition. If any such risk materializes, it could adversely impact our ongoing business. Similarly, delays in the completion of the Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Acquisition and cause us not to realize some or all of the benefits that we expect to achieve if the Acquisition is completed as contemplated within its expected timeframe. We cannot assure you that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be consummated.

We may not be able to realize the anticipated benefits from our pending Acquisition of Patriot Environmental Services, Inc.

We may not be able to realize the anticipated benefits from our pending Acquisition of Patriot. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating Patriot’s businesses into our company. Factors that could affect our ability to achieve these benefits include:

•The failure of Patriot’s businesses to perform in accordance with our expectations;
•Difficulties in integrating and managing personnel, financial reporting and other systems used by Patriot’s businesses into our company;
•Any future goodwill impairment charges that we may incur with respect to the assets of Patriot;
•Failure to achieve anticipated synergies between our business units and the business units of Patriot;
•The loss of Patriot’s customers or our customers; and
•The loss of any of the key employees of Patriot or our company.

If Patriot’s businesses do not operate as we anticipate, it could materially harm our business, financial condition and results of operations. As part of the pending Acquisition, we will assume all of Patriot’s liabilities. We may learn additional information about Patriot’s business that adversely affects us, such as unknown or contingent liabilities, issues relating to internal controls over financial reporting and issues relating to compliance with the Sarbanes-Oxley Act or other applicable laws. As a result, there can be no assurance that the Acquisition will be successful or will not, in fact, harm our business. Among other things, if Patriot’s liabilities are greater than projected, or if there are obligations of Patriot of which we are not aware at the time of completion of the Acquisition, our business could be materially adversely affected.

The successful integration of Patriot’s businesses into our company following the Patriot Acquisition will present significant challenges.

We anticipate that the Acquisition will place significant demands on our administrative, operational and financial resources, and we cannot assure you that we will be able to successfully integrate Patriot’s businesses into our company. Our failure to successfully integrate Patriot with our company, and to manage the challenges presented by the integration process successfully, may prevent us from achieving the anticipated benefits of the acquisition and could have a material adverse effect on our business.

We expect to incur significant indebtedness in connection with our Acquisition of Patriot, which could harm our operating flexibility and competitive position.

We expect to draw approximately $100 million of indebtedness to finance the Acquisition pursuant to our Credit Agreement. The terms of this indebtedness will contain limitations on the amount of additional indebtedness that we and our subsidiaries may incur and place other restrictions on the operation of our business. The indebtedness will require interest and principal payments. Our level of debt as a result of the Acquisition and the limitations imposed on us by our Credit Agreement could adversely affect our operating flexibility and put us at a competitive disadvantage. Our substantial debt level may adversely affect our future performance, because, among other things:

• We may be placed at a competitive disadvantage relative to our competitors, some of which may have lower debt service obligations and greater financial resources than we do;
•Our ability to complete future acquisitions may be limited;
•We will have to use a portion of our cash flow for debt service rather than for operations;
•We may not be able to obtain further debt financing beyond our expanded credit agreement;
•We may not be able to take advantage of future business opportunities;
•The indebtedness may bear interest at variable interest rates, making us vulnerable to increases in interest rates; and
•We may be more vulnerable to adverse economic conditions.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness and to satisfy our finance lease obligations will depend upon our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.

ITEM 6.  EXHIBITS

2.1
Stock Purchase Agreement, dated as of June 29, 2022, by and between Heritage-Crystal Clean, LLC and Channel PES Acquisition Co., LLC (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on June 30, 2022)+

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

+Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule, annex or exhibit upon request.
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	July 27, 2022	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer