Form 10-Q
period 2022-09-10
Heritage-Crystal Clean, Inc.
filed 2022-10-19
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 10, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to _________________

Commission File Number 001-33987

HERITAGE-CRYSTAL CLEAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0351454
State or other jurisdiction of	(I.R.S. Employer
Incorporation	Identification No.)

2000 Center Drive
Suite East C300
Hoffman Estates, IL 60192
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (847) 836-5670

Former Address:
2175 Point Boulevard. Suite 375
Elgin, IL 60123

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
Yes ☐ No ☒

On October 18, 2022, there were outstanding 24,177,299 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS

Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	September 10, 2022	January 1, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,714	$56,269
Accounts receivable - net	118,716	62,513
Inventory - net	42,470	29,536
Assets held for sale	1,125	1,125
Other current assets	15,033	6,773
Total current assets	203,058	156,216
Property, plant and equipment - net	233,039	166,301
Right of use assets	117,430	83,865
Equipment at customers - net	26,010	24,146
Software and intangible assets - net	43,352	45,949
Goodwill	133,126	49,695
Investments at fair value	3,000	—
Other assets	—	692
Total assets	$759,015	$526,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,753	$36,179
Current portion of lease liabilities	26,709	20,146
Contract liabilities - net	2,637	2,094
Accrued salaries, wages, and benefits	11,926	8,980
Taxes payable	17,320	8,474
Other current liabilities	13,154	9,476
Revolving credit facility	99,324	—
Total current liabilities	227,823	85,349
Lease liabilities, net of current portion	93,952	65,041
Other long term liabilities	828	473
Contingent consideration	—	2,819
Deferred income taxes	34,467	31,126
Total liabilities	$357,070	$184,808

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,595,968 and 23,473,931 shares issued and outstanding at September 10, 2022 and January 1, 2022, respectively	$236	$235
Additional paid-in capital	207,704	204,920
Retained earnings	194,253	137,067
Accumulated other comprehensive loss	(248)	(166)
Total stockholders' equity	401,945	342,056

Total liabilities and stockholders' equity	$759,015	$526,864

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021

Revenues
Service revenues	$90,084	$59,737	$234,575	$177,469
Product revenues	75,676	57,713	214,948	151,529
Rental income	6,459	5,725	18,710	16,836
Total revenues	$172,219	$123,175	$468,233	$345,834

Operating expenses
Operating costs	$114,147	$79,486	$320,684	$234,584
Selling, general, and administrative expenses	17,086	13,294	45,846	38,522
Depreciation and amortization	8,262	5,767	21,546	15,168
Other (income) expense - net	(329)	(230)	462	(669)
Operating income	33,053	24,858	79,695	58,229
Interest expense – net	885	206	1,358	707
Income before income taxes	32,168	24,652	78,337	57,522
Provision for income taxes	8,967	6,144	21,151	14,697
Net income	$23,201	$18,508	$57,186	$42,825

Net income per share: basic	$0.98	$0.79	$2.43	$1.83
Net income per share: diluted	$0.98	$0.79	$2.42	$1.82

Number of weighted average shares outstanding: basic	23,592	23,431	23,519	23,403
Number of weighted average shares outstanding: diluted	23,674	23,570	23,651	23,548

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Third Quarter Ended,		First Three Quarters Ended,
	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021

Net income	$23,201	$18,508	$57,186	$42,825
Other comprehensive loss:
Currency translation adjustments	(7)	(143)	(82)	(143)
Total other comprehensive loss:	$(7)	$(143)	$(82)	$(143)
Comprehensive income	$23,194	$18,365	$57,104	$42,682

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Third Quarter Ended, September 10, 2022 and September 11, 2021
(Unaudited)

Third Quarter Ended,
September 10, 2022
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, June 18, 2022	23,494,045	$235	$206,296	$171,052	$(241)	$377,342
Net income	—	—	—	23,201	—	23,201
Currency translation adjustment	—	—	—	—	(7)	(7)
Distribution	—	—	—	—		—
Issuance of common stock – ESPP	101,923	1	145	—	—	146
Share-based compensation	—	—	1,263	—	—	1,263
Share repurchases to satisfy tax withholding obligations	—	—	—	—	—	—
Balance at September 10, 2022	23,595,968	$236	$207,704	$194,253	$(248)	$401,945

Third Quarter Ended,
September 11, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, June 19, 2021	23,410,606	$234	$203,356	$100,436	$—	$304,026
Net income	—	—	—	18,508	—	18,508
Currency translation adjustment	—	—	—	—	(143)	(143)
Distribution	—	—	—	—		—
Issuance of common stock – ESPP	4,324	—	124	—	—	124
Share-based compensation	35,939	—	916	—	—	916
Share repurchases to satisfy tax withholding obligations	—	—	(867)	—	—	(867)
Balance at September 11, 2021	23,450,869	$234	$203,529	$118,944	$(143)	$322,564

First Three Quarters Ended,
September 10, 2022
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, January 1, 2022	23,473,931	$235	$204,920	$137,067	$(166)	$342,056
Net income	—	—	—	57,186	—	57,186
Currency translation adjustment	—	—	—	—	(82)	(82)
Issuance of common stock – ESPP	110,550	1	396	—	—	397
Share-based compensation	11,487	—	3,790	—	—	3,790
Share repurchases to satisfy tax withholding obligations	—	—	(1,402)	—	—	(1,402)
Balance at September 10, 2022	23,595,968	$236	$207,704	$194,253	$(248)	$401,945

First Three Quarters Ended,
September 11, 2021
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance, January 2, 2021	23,340,700	$233	$201,148	$76,119	$—	$277,500
Net income	—	—	—	42,825	—	42,825
Currency Translation Adjustment	—	—	—	—	(143)	(143)
Issuance of common stock – ESPP	15,146	—	371	—	—	371
Share-based compensation	95,023	1	3,606	—	—	3,607
Share repurchases to satisfy tax withholding obligations	—	—	(1,596)	—	—	(1,596)
Balance at September 11, 2021	23,450,869	$234	$203,529	$118,944	$(143)	$322,564

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Three Quarters Ended,
	September 10, 2022	September 11, 2021
Cash flows from Operating Activities:
Net income	$57,186	$42,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,546	15,168
Provision for civil action settlement	1,100	—
Uncollectible provision	1,115	1,069
Share-based compensation	4,166	3,922
Deferred taxes	2,292	6,068
Other, net	1,063	(165)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(31,013)	(12,883)
(Increase) in inventory	(12,934)	(2,803)
(Increase) in other current assets	(6,314)	(1,032)
Increase in accounts payable	15,084	2,254
Increase in accrued liabilities	5,092	8,704
Cash provided by operating activities	$58,383	$63,127

Cash flows from Investing Activities:
Capital expenditures	$(24,156)	$(12,039)
Proceeds from sale of assets	177	1,612
Investment in Retriev	(3,000)	—
Business acquisitions, net of cash acquired	(157,854)	(11,373)
Cash used in investing activities	$(184,833)	$(21,800)

Cash flows from Financing Activities:
Payment of Term Loan	—	(30,000)
Net change in line of credit	100,000	—
Debt issuance costs	(100)	(822)
Repayment of principal on finance leases	(3,000)	(1,582)
Share repurchases to satisfy tax withholding obligations	(1,402)	(1,596)
Proceeds from the issuance of common stock	397	371
Cash provided by (used in) financing activities	$95,895	$(33,629)
Net (decrease) increase in cash and cash equivalents	(30,555)	7,698
Cash and cash equivalents, beginning of period	56,269	67,575
Cash and cash equivalents, end of period	$25,714	$75,273

Supplemental disclosure of cash flow information:
Income taxes paid	$11,796	$637
Cash paid for interest	627	125
Supplemental disclosure of non-cash information:
Payables for construction in progress	2,865	719

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 10, 2022

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, used oil re-refining, hazardous and non-hazardous waste disposal, emergency and spill response, and industrial and field services to vehicle maintenance businesses, manufacturers and other industrial businesses, as well as utilities and governmental entities. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for use in the manufacture of finished lubricants as well as other re-refinery products. The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is primarily sold as recycled fuel oil. The Company also operates ten non-hazardous waste processing facilities, as well as five antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, hazardous and non-hazardous waste disposal, wastewater vacuum, antifreeze recycling activities, emergency and spill response, and industrial and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

The Company’s fiscal year ends on the Saturday closest to December 31. The most recent fiscal year ended on January 1, 2022. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, hazardous and non-hazardous waste removal services, wastewater vacuum services, emergency and spill response, and industrial and field services; rental income includes embedded lease income from certain of our parts cleaning contracts. In the Company's Oil Business segment, product revenues primarily consist of sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of wastewater and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. In fiscal 2021, the continued impact on our business as a result of COVID-19 pandemic resulted in additional lost work hours which negatively impacted our ability to service our customers on a timely basis, the effect of which is included in the fiscal 2021 financial operations in this filing. Although no material impact on our business occurred during the third quarter of 2022 or during the first three quarters of 2022, the continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2022.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022. There have been no material changes in these policies or their application during the third quarter of fiscal 2022.

(3)    BUSINESS COMBINATIONS

On August 3, 2022, Heritage-Crystal Clean, LLC, completed its acquisition of all of the issued and outstanding shares of the capital stock of Patriot Environmental Services, Inc. ("Patriot"), a leading provider of environmental services across the Western United States specializing in emergency response, industrial services, OSRO spill response and a wide variety of waste services. Total consideration for the acquisition was approximately $157.9 million in cash subject to various adjustments such as a working capital adjustment and seller indemnification obligations. To date, there have been no adjustments to the purchase price. Goodwill recognized from the acquisition of Patriot, represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. The Company has not yet completed the fair value valuation with a 3rd party specialist and therefore is still in the process of finalizing the purchase price allocation for the acquisition as of September 10, 2022. Furthermore, acquisition deferred taxes are not yet finalized as of September 10, 2022. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Patriot, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Patriot were approximately $0.9 million. The results of Patriot are consolidated into the Company’s Environmental Services segment from the date of acquisition.

On September 27, 2021, the Company completed the acquisition of Source Environmental, Inc., ("Source Environmental"), which increased the Company's penetration in the hazardous and non-hazardous waste business in several markets in the Western U.S. This transaction also provided the Company with the opportunity to internalize the performance of certain field service activities in the Western U.S. Total consideration for the acquisition was approximately $20.4 million. To date, there have been no adjustments to the purchase price. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Source Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Source Environmental were immaterial. The results of Source Environmental are consolidated into the Company’s Environmental Services segment from the date of acquisition.

On September 13, 2021, the Company completed the acquisition of Raider Environmental Services of Florida, Inc., ("Raider Environmental"), which expanded the Company's network of wastewater processing, oil collection and non-hazardous waste consolidation and solidification to better serve the Company's customers in Florida and throughout the Southern United States. Total consideration for the acquisition was approximately $13.7 million. To date, there have been no adjustments to the purchase price. This acquisition provided the Company another wastewater treatment facility as well as assets to help further the Company's initiative to increase its non-hazardous containerized waste processing capabilities. This also provided the Company with exposure to industry verticals in which it didn't previously participate. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Raider Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Raider Environmental were immaterial. The results of Raider Environmental are consolidated primarily into the Company’s Environmental Services segment and an immaterial amount in the Oil Business segment from the date of acquisition.

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

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition as of September 10, 2022:

	As of September 10, 2022
(thousands)	Source Environmental, Inc.(1)	Raider Environmental Services of Florida, Inc.(1)	Cole's Environmental(1)	Patriot Environmental Services, Inc.(2)

Accounts receivable	$1,064	$488	$—	$26,305
Inventory	—	—	73	—
Other current assets	6	162	—	1,947
Property, plant, & equipment	174	4,404	2,455	57,932
Intangible assets	13,692	6,056	9,620	—
Goodwill	6,174	2,835	5,144	83,431
Accounts payable and accruals	(677)	(218)	—	(11,761)
Total purchase price, net of cash acquired	$20,433	$13,727	$17,292	$157,854
Less: contingent consideration	—	—	4,464	—
Less: placed in escrow	—	—	100	2,780
Net cash paid	$20,433	$13,727	$12,728	$155,074

(1) The above purchase price allocations are final as of September 10, 2022.
(2) The Company is still in the process of finalizing the purchase price allocation for the acquisition and therefore all balances are provisional.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the Patriot acquisition had occurred on January 2, 2021. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	Third Quarter Ended,
(thousands, except per share data)	September 10, 2022	September 11, 2021
Total revenues	$179,832	$148,005
Net income	$21,796	$20,744

Net income per share: basic	$0.92	$0.89
Net income per share: diluted	$0.92	$0.88

	First Three Quarters Ended,
(thousands, except per share data)	September 10, 2022	September 11, 2021
Total revenues	$541,008	$418,878
Net income	$56,409	$44,734

Net income per share: basic	$2.40	$1.91
Net income per share: diluted	$2.39	$1.90

The following sets forth certain adjustments made in the preparation of the unaudited pro forma financial statements. All pro forma adjustments are based on preliminary estimates and assumptions and are subject to revision upon finalization of the purchase accounting for the Acquisition:
•Reflects adjustments to selling, general, and administrative expenses to exclude transaction costs of $0.9 million incurred to execute the purchase that were expensed in the first three quarters of fiscal 2022. Additional adjustment of estimated cost savings of $3.6 million related to layoffs of personnel as a result of the acquisition.

•Pro forma adjustment related to estimated additional depreciation expense as a result of the $31.8 million of step up to fair value of the property, plant, and equipment with an average estimated useful life of 7 years.
•Pro forma adjustment related to estimated additional interest expense as a result of the draw on the line of credit in order to fund the acquisition.

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

The following table disaggregates our revenue by major lines:

	Third Quarter Ended,
	September 10, 2022			September 11, 2021
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning, Containerized Waste, & related products/services	$51,731	$—	$51,731	$40,232	$—	$40,232
Wastewater Vacuum Services	21,169	—	21,169	15,131	—	15,131
Field Services	19,822	—	19,822	5,063	—	5,063
Antifreeze Business	7,036	—	7,036	5,730	—	5,730
Environmental Services - Other	475	—	475	458	—	458
Re-Refinery Product Sales	—	62,618	62,618	—	45,275	45,275
Oil Collection Services & RFO	—	1,712	1,712	—	4,425	4,425
Oil Filter Business	—	1,197	1,197	—	1,136	1,136
Revenues from Contracts with Customers	100,233	65,527	165,760	66,614	50,836	117,450
Rental income	6,445	14	6,459	5,725	—	5,725
Total Revenues	$106,678	$65,541	$172,219	$72,339	$50,836	$123,175

	First Three Quarters Ended,
	September 10, 2022			September 11, 2021
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$148,908	$—	$148,908	$119,805	$—	$119,805
Wastewater Vacuum Services	59,710	—	59,710	43,671	—	43,671
Field Services	32,651	—	32,651	13,908	—	13,908
Antifreeze Business	21,810	—	21,810	19,003	—	19,003
Environmental Services - Other	1,456	—	1,456	1,306	—	1,306
Re-refinery Product Sales	—	165,955	165,955	—	114,158	114,158
Oil Collection Services & RFO	—	15,278	15,278	—	13,594	13,594
Oil Filter Business	—	3,755	3,755	—	3,553	3,553
Revenues from Contracts with Customers	264,535	184,988	449,523	197,693	131,305	328,998
Rental income	18,673	37	18,710	16,818	18	16,836
Total Revenues	$283,208	$185,025	$468,233	$214,511	$131,323	$345,834

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	September 10, 2022	January 1, 2022
Contract assets	$84	$268
Contract liabilities	2,721	2,362
Contract liabilities - net	$2,637	$2,094

During the fiscal quarter ended September 10, 2022, the Company recognized no revenue that was included in the contract liabilities balance as of January 1, 2022. During the first three quarters ended September 10, 2022, the Company recognized $2.4 million of revenue that was included in the contract liabilities balance as of January 1, 2022. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Accounts receivable for the third quarter ended September 10, 2022, and the fiscal year ended January 1, 2022 consisted of the following:

(thousands)	September 10, 2022	January 1, 2022
Trade	$115,278	$59,132
Less: allowance for uncollectible accounts	5,169	2,928
Trade - net	110,109	56,204
Related parties	7,817	5,410
Other	790	899
Total accounts receivable - net	$118,716	$62,513

The following table provides the changes in the Company’s allowance for uncollectible accounts for the first three quarters ended September 10, 2022, and the fiscal year ended January 1, 2022:

(thousands)	September 10, 2022	January 1, 2022
Balance at beginning of period	$2,928	$2,502
Provision for uncollectible accounts	1,115	1,930
Additions through acquisitions	1,586	—
Accounts written off, net of recoveries	(460)	(1,504)
Balance at end of period	$5,169	$2,928

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	September 10, 2022	January 1, 2022
Solvents and solutions	$11,600	$7,704
Used oil and processed oil	17,109	9,361
Machines	5,415	4,995
Drums and supplies	6,322	5,731
Other	2,464	2,246
Total inventory	42,910	30,037
Less: machine refurbishing reserve	440	501
Total inventory - net	$42,470	$29,536

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the third quarter of fiscal 2022 or 2021.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company reports and tests goodwill for impairment only in its Environmental Services reporting unit as the Oil Business segment has no recorded goodwill.

The following table shows changes to our goodwill balances by segment from January 1, 2022 to September 10, 2022:

(thousands)	Environmental Services	Total

Goodwill at January 1, 2022
Gross carrying amount	$49,695	$49,695
Accumulated impairment loss	—	—
Net book value at January 1, 2022	$49,695	$49,695
Acquisitions	83,431	83,431
Goodwill at September 10, 2022
Gross carrying amount	133,126	$133,126
Accumulated impairment loss	—	—
Net book value at September 10, 2022	$133,126	$133,126

The following is a summary of software and other intangible assets:

	September 10, 2022			January 1, 2022
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$47,168	$23,888	$23,280	$47,167	$20,725	$26,442
Permits	13,590	1,425	12,165	13,590	879	12,711
Software	13,411	7,057	6,354	11,721	6,399	5,322
Non-compete agreements	4,427	3,580	847	4,048	3,340	708
Patents, formulae, and licenses	1,769	951	818	1,769	906	863
Other*	606	718	(112)	996	1,093	(97)
Total software and intangible assets	$80,971	$37,619	$43,352	$79,291	$33,342	$45,949
*Other intangibles include an above market lease acquired in September 2021 that had a fair value of ($0.7) million upon acquisition and is being accreted over the remaining useful life of the lease.

Amortization expense was $1.5 million for the third quarter ended September 10, 2022, and $1.1 million for the third quarter ended September 11, 2021. Amortization expense was $4.3 million for the first three quarters ended September 10, 2022, and $3.4 million for the first three quarters ended September 11, 2021.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Permits	16
Patents, formulae, & licenses	15
Customer and supplier relationships	12
Software	9
Non-compete agreements	5
Other	7

The estimated amortization expense for the remainder of fiscal 2022 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2022	$1.9
2023	5.7
2024	4.1
2025	3.1
2026	2.5
2027	2.5

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	September 10, 2022	January 1, 2022
Accounts payable	$56,065	$35,613
Accounts payable - related parties	688	566
Total accounts payable	$56,753	$36,179

(9)    DEBT AND FINANCING ARRANGEMENTS
Bank Credit Facility

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaced the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter of 2021 the Company paid down its previous term loan, in full, of $30.0 million. The Agreement provided for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan. The Agreement also provided for up to an additional $50.0 million of borrowings using an accordion feature upon approval of the lenders. On August 3, 2022, the Company entered into an Amendment (Amendment No. 1 to the Agreement "the Amendment") which increased the amount of borrowing under the revolving credit line to $150.0 million. The Company then utilized the credit line to finance $115.0 million of the acquisition of Patriot Environmental Services Inc. (see Note 3). The Amendment also provides for up to an additional $50.0 million of borrowings under an accordion feature upon approval of the lenders.

Loans made under the Agreement, as amended, may be Base Rate Loans or Secured Overnight Financing Rate ("SOFR") Loans, at the election of the Borrower subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the SOFR plus a margin of 1%, or (c) Bank of America's prime rate, plus a margin of 1.00%. SOFR rate loans have an interest rate equal to (i) the SOFR rate plus (ii) a variable margin of between 1.50% and 2.25% depending on the Company's total leverage ratio. Amounts borrowed under the Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. The Company incurred $0.8 million of debt issuance costs related to the amended credit agreement in the first three quarters ended 2021. The Company incurred an additional $0.1 million of debt issuance costs related to the amendment of the credit agreement and drawdown.

The Company's weighted average interest rate for all debt for the first three quarters ended September 10, 2022 was 2.7%.

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Debt at September 10, 2022 and January 1, 2022 consisted of the following:

(thousands)	September 10, 2022	January 1, 2022
Principal amount (revolving loan)	$100,000	$—
Less: unamortized debt issuance costs	676	—
Revolving loan, net of debt issuance costs	$99,324	$—

For the third quarter ended September 10, 2022, the Company recorded interest expense of $0.9 million with respect to our credit line and related amortization of debt issuance costs. For the third quarter ended September 11, 2021, the Company recorded interest expense of $0.2 million with respect to our credit line, and related amortization of debt issuance costs.

As of September 10, 2022 and January 1, 2022, the Company was in compliance with all covenants under its Credit Agreement. As of September 10, 2022 and January 1, 2022, the Company, had $6.0 million and $5.6 million, of standby letters of credit issued, respectively, and $44.0 million and $94.4 million was available for borrowing under the bank credit facility, respectively.

(10)    SEGMENT INFORMATION

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists primarily of the Company's parts cleaning, hazardous and non-hazardous waste disposal, wastewater vacuum, antifreeze recycling, emergency and spill response, and industrial and field services. The Oil Business segment consists primarily of the Company's used oil collection, used oil re-refining activities, and the dehydration of used oil to be sold as recycled fuel oil.

No single customer in either segment accounted for more than 10.0% of consolidated revenues in any of the periods presented. There were no intersegment revenues. Both the Environmental Services and Oil Business segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the third quarters ended September 10, 2022 and September 11, 2021 were as follows:

Third Quarter Ended,
September 10, 2022
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$87,530	$2,554	$—	$90,084
Product revenues	12,703	62,973	—	75,676
Rental income	6,445	14	—	6,459
Total revenues	$106,678	$65,541	$—	$172,219
Operating expenses
Operating costs	77,559	36,588	—	114,147
Operating depreciation and amortization	4,367	2,338	—	6,705
Profit before corporate selling, general, and administrative expenses	$24,752	$26,615	$—	$51,367
Selling, general, and administrative expenses			17,086	17,086
Depreciation and amortization from SG&A			1,557	1,557
Total selling, general, and administrative expenses			$18,643	$18,643
Other (income) - net			(329)	(329)
Operating income				33,053
Interest expense – net			885	885
Income before income taxes				$32,168

Third Quarter Ended,
September 11, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$56,887	$2,850	$—	$59,737
Product revenues	9,727	47,986	—	57,713
Rental income	5,725	—	—	5,725
Total revenues	$72,339	$50,836	$—	$123,175
Operating expenses
Operating costs	52,598	26,888	—	79,486
Operating depreciation and amortization	2,482	2,175	—	4,657
Profit before corporate selling, general, and administrative expenses	$17,259	$21,773	$—	$39,032
Selling, general, and administrative expenses			13,294	13,294
Depreciation and amortization from SG&A			1,110	1,110
Total selling, general, and administrative expenses			$14,404	$14,404
Other (income) - net			(230)	(230)
Operating income				24,858
Interest expense – net			206	206
Income before income taxes				$24,652

Segment results for the first three quarters ended September 10, 2022, and September 11, 2021 were as follows:

First Three Quarters Ended,
September 10, 2022
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$226,809	$7,766	$—	$234,575
Product revenues	37,726	177,222	—	214,948
Rental income	18,673	37	—	18,710
Total revenues	$283,208	$185,025	$—	$468,233
Operating expenses
Operating costs	214,091	106,593	—	320,684
Operating depreciation and amortization	10,448	6,547	—	16,995
Profit before corporate selling, general, and administrative expenses	$58,669	$71,885	$—	$130,554
Selling, general, and administrative expenses			45,846	45,846
Depreciation and amortization from SG&A			4,551	4,551
Total selling, general, and administrative expenses			$50,397	$50,397
Other expense - net			462	462
Operating income				79,695
Interest expense – net			1,358	1,358
Income before income taxes				$78,337

First Three Quarters Ended,
September 11, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$166,593	$10,876		$177,469
Product revenues	31,100	120,429	—	151,529
Rental income	16,818	18		16,836
Total revenues	$214,511	$131,323	$—	$345,834
Operating expenses
Operating costs	155,596	78,988	—	234,584
Operating depreciation and amortization	6,490	5,233		11,723
Profit before corporate selling, general, and administrative expenses	$52,425	$47,102	$—	$99,527
Selling, general, and administrative expenses			38,522	38,522
Depreciation and amortization from SG&A			3,445	3,445
Total selling, general, and administrative expenses			$41,967	$41,967
Other (income) - net			(669)	(669)
Operating income				58,229
Interest expense – net			707	707
Income before income taxes				$57,522

Total assets by segment as of September 10, 2022 and January 1, 2022 were as follows:

(thousands)	September 10, 2022	January 1, 2022
Total Assets:
Environmental Services	$499,864	$281,333
Oil Business	197,922	171,188
Unallocated Corporate Assets	61,229	74,343
Total	$759,015	$526,864

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

Rental income was as follows:

	Third Quarter Ended,
	September 10, 2022			September 11, 2021
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$6,421	$—	$6,421	$5,701	$—	$5,701
Property	24	14	38	24	—	24
Total rental income	$6,445	$14	$6,459	$5,725	$—	$5,725

	First Three Quarters Ended,
	September 10, 2022			September 11, 2021
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$18,593	$—	$18,593	$16,744	$—	$16,744
Property	80	37	117	74	18	92
Total rental income	$18,673	$37	$18,710	$16,818	$18	$16,836

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

The Company has purchase obligations in the form of open purchase orders of $21.1 million as of September 10, 2022, and $16.5 million as of January 1, 2022, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

Litigation and Claims

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of September 10, 2022 and January 1, 2022, the Company had accrued $4.3 million and $3.2 million related to loss contingencies and other contingent liabilities, respectively.

(12)    INCOME TAXES

Tax expense for the third fiscal quarter of 2022 was $9.0 million. The Company's effective tax rate for the third quarter of fiscal 2022 was 27.8% compared to 25.1% in the third quarter of fiscal 2021. Tax expense for the first three quarters of 2022 was $21.2 million. The Company’s effective tax rate for the first three quarters of fiscal 2022 was 27.0% compared to 25.6% in the first three quarters of 2021. The rate increases are principally attributable to the increased impact of certain nondeductible, nonrecurring expenses.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.2 million for uncertain tax positions as of September 10, 2022. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

As of September 10, 2022, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. The Company provided a valuation allowance against those foreign net operating loss carryforwards of $0.6 million.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. The Company does not expect the Act to materially impact its financial statements.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Three Quarters Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Special Incentive Grant	April, 2018	350,000	380	1,123	—	798
Members of Management	May, 2019	23,560	—	36	—	—
Members of Management	February, 2020	41,138	60	75	27	114
Chief Executive Officer	February, 2021	500,000	1,520	1,619	2,360	4,698
Members of Management	February, 2021	35,898	155	114	293	517
Board of Directors	April, 2021	11,487	—	227	—	105
Members of Management	February, 2022	75,355	362	—	1,185	—
Board of Directors	April, 2022	18,064	350	—	165	—

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

During the third quarter of fiscal 2022, the Company recorded approximately $1.1 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $2.8 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During the third quarter of fiscal 2022, the Company recorded approximately $0.3 million of compensation expense related to this award.

The following table summarizes the restricted stock activity for the third quarter ended September 10, 2022:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 1, 2022	723,983	$21.83
Granted	93,419	27.67
Vested	(107,772)	23.05
Forfeited	(128,297)	22.35
Nonvested shares outstanding at September 10, 2022	581,333	$23.28

Employee Stock Purchase Plan

As of September 10, 2022, the Company had reserved 46,080 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the third quarter of fiscal 2022, employees purchased 5,638 shares of the Company’s common stock with a weighted average fair market value of $27.14 per share.

(14)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the third quarter of fiscal 2022 and 2021, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Third Quarter Ended,		First Three Quarters Ended,
(thousands, except per share amounts)	September 10, 2022	September 11, 2021	September 10, 2022	September 11, 2021
Net income	$23,201	$18,508	$57,186	$42,825

Weighted average basic shares outstanding	23,592	23,431	23,519	23,403
Dilutive shares for share–based compensation plans	82	139	132	145
Weighted average diluted shares outstanding	23,674	23,570	23,651	23,548

Net income per share: basic	$0.98	$0.79	$2.43	$1.83
Net income per share: diluted	$0.98	$0.79	$2.42	$1.82

(15)  FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize assets measured at fair value on a recurring basis (in millions) as of September 10, 2022:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value Measurements
Equity Securities (1)	$—	$—	$3.0	$3.0

(1) Represents a $3.0 million investment the Company made in its privately held battery recycling partner, HBR Retriev Holdco, LLC ("Retriev"). Retriev is a Limited Liability Company that is controlled by the Heritage Group, an affiliate of the Company.

(16)  OTHER (INCOME) EXPENSE - NET

Other (income) expense - net was $(0.3) million of income for the third quarter of fiscal 2022, compared to a net $(0.2) million of income in the third quarter of 2021. Other (income) expense - net was $0.5 million of expense for the first three quarters of fiscal 2022, compared to $(0.7) million of income for the first three quarters of fiscal 2021. The 2022 other expense includes approximately $1.1 million of net loss on disposal of assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 2, 2022. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2021 filed with the SEC on March 2, 2022. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. Interim results are presented for the twelve weeks ("third quarter" or "quarter") ended September 10, 2022 and September 11, 2021, respectively. "Fiscal 2021" represents the 52-week period ended January 1, 2022 and "Fiscal 2022" represents the 52-week period beginning January 2, 2022, and ending on December 31, 2022.

Overview

We provide parts cleaning, used oil re-refining, hazardous and non-hazardous waste disposal, emergency and spill response, and industrial and field services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and other products. We have the second largest used oil re-refining capacity in North America. Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens. We operate from a network of 91 branch and 14 industrial services facilities providing services to customers in 48 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, hazardous and non-hazardous waste disposal, wastewater vacuum, antifreeze recycling, emergency and spill response, and industrial and field services. Revenues from this segment accounted for approximately 61.9% of our total Company revenues for the third quarter of fiscal 2022. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, along with our recycled fuel oil ("RFO") sales which together accounted for approximately 38.1% of our total Company revenues in the third quarter of fiscal 2022.

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

Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, costs associated with operating our re-refinery, recycling centers, non-hazardous waste processing facilities and hubs, as well as labor, equipment and supply costs associated with the performance of emergency and spill response and industrial and field services, as well as our branch system including personnel costs (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of revenues generally increase in relation to the number of new branch or industrial services facility openings. As new branches or industrial services facilities achieve service density and scale efficiencies, our operating costs as a percentage of revenues generally decrease.

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

There were no material changes during the third quarter of fiscal 2022 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Impact of the COVID-19 Pandemic on Our Business

We continue to monitor the spread and impact of the COVID-19 pandemic and are continually assessing its potential effects on our business and our financial performance as well as the businesses of our customers and vendors. The Company cannot predict the duration or severity of the COVID-19 pandemic, and we cannot reasonably estimate the financial impact the COVID-19 outbreak will have on our results and significant estimates going forward.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. In fiscal 2021, the continued impact on our business as a result of COVID-19 pandemic resulted in additional lost work hours which negatively impacted our ability to service our customers on a timely basis, the effect of which is included in the fiscal 2021 financial operations in this filing. Although no material impact on our business occurred during the third quarter of 2022 or during the first three quarters of 2022, the continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2022.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	Third Quarter Ended,				First Three Quarters Ended,
(thousands)	September 10, 2022		September 11, 2021		September 10, 2022		September 11, 2021

Revenues
Service revenues	$90,084	52.3%	$59,737	48.5%	$234,575	50.1%	$177,469	51.3%
Product revenues	75,676	43.9%	57,713	46.9%	214,948	45.9%	151,529	43.8%
Rental income	6,459	3.8%	5,725	4.6%	18,710	4.0%	16,836	4.9%
Total revenues	$172,219	100.0%	$123,175	100.0%	$468,233	100.0%	$345,834	100.0%
Operating expenses
Operating costs	$114,147	66.3%	$79,486	64.5%	$320,684	68.5%	$234,584	67.8%
Selling, general, and administrative expenses	17,086	9.9%	13,294	10.8%	45,846	9.8%	38,522	11.1%
Depreciation and amortization	8,262	4.8%	5,767	4.7%	21,546	4.6%	15,168	4.4%
Other expense (income) - net	(329)	(0.2)%	(230)	(0.2)%	462	0.1%	(669)	(0.2)%
Operating income	33,053	19.2%	24,858	20.2%	79,695	17.0%	58,229	16.8%
Interest expense – net	885	0.5%	206	0.2%	1,358	0.3%	707	0.2%
Income before income taxes	32,168	18.7%	24,652	20.0%	78,337	16.7%	57,522	16.6%
Provision for income taxes	8,967	5.2%	6,144	5.0%	21,151	4.5%	14,697	4.2%
Net income	$23,201	13.5%	$18,508	15.0%	$57,186	12.2%	$42,825	12.4%

Revenues

Revenue for the third quarter of 2022 was $172.2 million compared to $123.2 million for the same quarter of 2021, an increase of $49.0 million, or 39.8%. The $49.0 million increase in revenue was mainly driven by higher base oil selling prices, increased demand and higher selling prices for our environmental services products and services as well as by revenue from acquisitions made during the fourth quarter of 2021 and third quarter of 2022. For the first three quarters of fiscal 2022, revenues increased $122.4 million, or 35.4%, from $345.8 million in the first three quarters of fiscal 2021 to $468.2 million in the first three quarters of 2022 mainly driven by the above mentioned factors.

Operating costs

Operating costs increased $34.7 million, or 43.6%, during the third quarter of 2022 compared to the third quarter of fiscal 2021 mainly due to higher used oil feedstock costs as well as higher disposal costs and transportation related expenses. Operating costs increased $86.1 million, or 36.7%, in the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021 mainly due to the above mentioned factors.

We expect that in the future our operating costs in both the Environmental Services and Oil Business segments may increase or decrease depending on our product and service volumes and changes in commodity pricing, along with other factors.

Selling, general, and administrative expenses

Selling, general, and administrative expenses, excluding depreciation and amortization, increased $3.8 million, or 28.5%, from the third quarter of fiscal 2021 to the third quarter of fiscal 2022 mainly due to higher salaries and benefits as well as the settlement of various legal issues. Selling, general, and administrative expenses increased $7.3 million, or 19.0%, from the first three quarters of fiscal 2021 to the first three quarters of fiscal 2022 due to the above mentioned factors.

Other (income) expense - net

Other (income) expense - net was $(0.3) million of income for the third quarter of fiscal 2022, compared to a net $(0.2) million of income in the third quarter of 2021. Other (income) expense - net was $0.5 million of expense for the first three quarters of fiscal 2022, compared to a net $(0.7) million of income for the first three quarters of fiscal 2021. The 2022 other expense includes approximately $1.1 million of net loss on disposal of assets.

Interest expense - net

Interest expense - net for the third quarter of fiscal 2022 and fiscal 2021 was $0.9 million and $0.2 million, respectively. Interest expense - net for the first three quarters of fiscal 2022 and 2021 was $1.4 million and $0.7 million respectively.

Provision for income taxes

The Company's effective income tax rate for the third quarter of fiscal 2022 was 27.8% compared to 25.1% in the third quarter of fiscal 2021. The Company’s effective tax rate for the first three quarters of fiscal 2022 was 27.0% compared to 25.6% in the first three quarters of 2021. The rate increases are principally attributable to the increased impact of certain nondeductible, nonrecurring expenses.

Segment Information

The following table presents revenues by reportable segment:

	Third Quarter Ended,		Change
(thousands)	September 10, 2022	September 11, 2021	$	%
Revenues:
Environmental Services	$106,678	$72,339	$34,339	47.5%
Oil Business	65,541	50,836	14,705	28.9%
Total	$172,219	$123,175	$49,044	39.8%

	First Three Quarters Ended,		Change
(thousands)	September 10, 2022	September 11, 2021	$	%
Revenues:
Environmental Services	$283,208	$214,511	$68,697	32.0%
Oil Business	185,025	131,323	53,702	40.9%
Total	$468,233	$345,834	$122,399	35.4%

In the third quarter of fiscal 2022, Environmental Services revenue was $106.7 million compared to $72.3 million during the third quarter of fiscal 2021. The 47.5% increase in revenue was mainly due to the continued increase in demand and higher prices for our services compared to the prior year quarter as well as revenue from companies acquired during the fourth quarter of 2021 and third quarter of 2022. We experienced revenue increases across all service lines in the segment when compared to the third quarter of 2021. For the first three quarters of fiscal 2022, Environmental Services revenue was $283.2 million, compared to $214.5 million during the first three quarters of fiscal 2021. The 32.0% increase in revenue was mainly due to the above mentioned factors.

During the third quarter of fiscal 2022, Oil Business revenue of $65.5 million represents an increase of $14.7 million, or 28.9%, compared to $50.8 million in the third quarter of fiscal 2021. An increase in base oil prices was the main driver of the increase in revenue compared to the prior year quarter. For the first three quarters of fiscal 2022, Oil Business revenues were $185.0 million, compared to $131.3 million during the first three quarters of fiscal 2021. The increase in revenue was driven primarily by the above mentioned factors.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	Third Quarter Ended,		Change
(thousands)	September 10, 2022	September 11, 2021	$	%
Profit before corporate SG&A*
Environmental Services	$24,752	$17,259	$7,493	43.4%
Oil Business	26,615	21,773	4,842	22.2%
Total	$51,367	$39,032	$12,335	31.6%

	First Three Quarters Ended,		Change
(thousands)	September 10, 2022	September 11, 2021	$	%
Profit before corporate SG&A*
Environmental Services	$58,669	$52,425	$6,244	11.9%
Oil Business	71,885	47,102	24,783	52.6%
Total	$130,554	$99,527	$31,027	31.2%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 11 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $7.5 million, or 43.4%, in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. The improvement in profitability was mainly driven by higher dollar increase in revenue compared to the increase in operating expenses, partially offset by higher transportation costs caused by extraordinary high inflation as well as an increase in equipment rental costs. Our operating margin percentage for third quarter of 2022 was 23.2% compared to 23.9% in the third quarter of 2021. The decrease in operating margin was mainly driven by higher transportation costs caused by extraordinary high inflation as well as an increase in equipment rental costs.

Environmental Services profit before corporate SG&A expense increased $6.2 million, or 11.9%, in the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021. The improvement in profitability was mainly driven by higher dollar increase in revenue compared to the increase in operating expenses, partially offset by disposal, transportation, and container costs caused by extraordinary high inflation. Operating margin for first three quarters of 2022 was 17.0% compared to 24.4% in the first three quarters of 2021. The decrease in operating margin was mainly driven by higher disposal, transportation, and container costs caused by extraordinary high inflation.

Oil Business profit before corporate SG&A expense increased $4.8 million, or 22.2% in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Our Oil Business segment operating margin percentage decreased to 40.6% in the third quarter of 2022 compared to 42.8% in the third quarter of fiscal 2021. The lower operating margin compared to the third quarter of 2021 was mainly due to an increase in transportation related expenses, increased downtime at the re-refinery and other inflationary pressures across the segment which offset an improvement in the spread between the netback (sales price net of freight impact) on our base oil sales and the price paid/charged to our customers for the removal of their used oil.

Oil Business profit before corporate SG&A expense increased $24.8 million in the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021. The improvement in profitability during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021 was primarily due to the increase in the spread between the netback (sales price net of freight impact) on our base oil sales and the price paid/charged to our customers for the removal of their used oil.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 10, 2022 and January 1, 2022, cash and cash equivalents were $25.7 million and $56.3 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

Debt and Financing Arrangements

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaced the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter of fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million. The Agreement provided for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan. The Agreement also provided for up to an additional $50.0 million of borrowings using an accordion feature upon approval of the lenders. On August 3, 2022, the Company entered into an Amendment (Amendment No. 1 to the Agreement "the Amendment") which increased the amount of borrowing under the revolving credit line to $150.0 million. The Company then utilized the credit line to finance $115.0 million of the acquisition of Patriot Environmental Inc. (see Note 3). The Amendment now provides for borrowings of up to $150.0 million, in the form of a revolving facility. The Amendment also provides for up to an additional $50.0 million of borrowings under an accordion feature upon approval of the lenders.

Loans made under the Agreement, as amended, may be Base Rate Loans or Secured Overnight Financing Rate ("SOFR") Rate Loans, at the election of the Borrower subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the SOFR plus a margin of 1%, or (c) Bank of America's prime rate, plus a margin of 1.00%. SOFR rate loans have an interest rate equal to (i) the SOFR rate plus (ii) a variable margin of between 1.50% and 2.25% depending on the Company's total leverage ratio. Amounts borrowed under the Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. The Company incurred $0.8 million of debt issuance costs related to the amended credit agreement. The Company incurred an additional $0.1 million of debt issuance costs related to the amendment of the credit agreement and drawdown.

The Company's weighted average interest rate for all debt for the first three quarters ended September 10, 2022 was 2.7%.

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

As of September 10, 2022 and January 1, 2022, the Company, had $6.0 million and $5.6 million, of standby letters of credit issued, respectively, and $44.0 million and $94.4 million was available for borrowing under the revolving credit line, respectively.

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

Summary of Cash Flow Activity

	First Three Quarters Ended,
(thousands)	September 10, 2022	September 11, 2021
Net cash provided by (used in):
Operating activities	$58,383	$63,127
Investing activities	(184,833)	(21,800)
Financing activities	95,895	(33,629)
Net increase (decrease) in cash and cash equivalents	$(30,555)	$7,698

The most significant items affecting the comparison of our operating activities for the first three quarters of fiscal 2022 and the first three quarters of fiscal 2021 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during the first three quarters of 2022 favorably impacted our net cash provided by operating activities by $14.3 million compared to the first three quarters of 2021.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $18.1 million compared to the increase in accounts receivable during in the first three quarters of fiscal 2021.

•Accounts Payable — The increase in accounts payable had a favorable impact on cash provided by operating activities of $12.8 million in the first three quarters of fiscal 2022.

Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Three Quarters Ended,
(millions)	September 10, 2022	September 11, 2021
Re-refinery capital improvements	$6.4	$2.4
Trucks and trailers	3.7	5.9
Parts cleaning machines	4.8	3.1
Branch replacements and facility improvements	4.8	—
IT projects	0.8	0.3
Various other projects	3.7	0.3
Total	$24.2	$12.0

Investments
•During the first three quarters of 2022, the Company invested $157.9 million in the acquisition of Patriot Environmental Services, Inc. which closed on August 3, 2022.

•During the first three quarters of 2022, the Company invested $3.0 million in its battery recycling partner, HBR Retriev Holdco, LLC ("Retriev"). Retriev is a Limited Liability Company that is controlled by the Heritage Group, an affiliate of the Company.

Net Cash Used in Financing Activities

•During the first three quarters of fiscal 2022, the Company utilized a net $100.0 million borrowing in its revolving line of credit.

•During the first three quarters of fiscal 2021 the Company paid down its previous term loan, in full, of $30.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our revolving line of credit. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our revolving line of credit during the first three quarters of fiscal 2022 was $17.4 million, and the annual effective interest rate for revolving line of credit for the first three quarters of fiscal 2022 was 2.7%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a change of $0.2 million to our interest expense in the first three quarters of fiscal 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the third quarter ended September 10, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

Environmental Matters

On January 19, 2022, a civil enforcement action was filed in the United States District Court for the Northern District of Illinois, Civil Action No. 1:22-cv-00303: United States of America, Louisiana Department of Environmental Quality, and the State of Indiana vs. Heritage-Crystal Clean, LLC (the “Action”). The Action alleged that the Company’s spent solvent recycling programs violate sections 3008(a) and (g) of the Resource Conservation and Recovery Act (“RCRA”), 42 U.S.C. § 6928(a) and (g), and Indiana Code Section 13-30-4-1, including that the Company’s used 106 solvent program is not exempt under RCRA, and that some of the waste received by the Company under its non-hazardous 142 solvent program included hazardous waste. The Action further alleged that the Company’s storage and handling of used oil at its Shreveport, Louisiana location was not in full compliance with Louisiana environmental laws. During the fourth quarter of 2022, the Company reached a tentative agreement in furtherance of a consent decree with members of the U.S. Department of Justice, U.S. Environmental Protection Agency, Louisiana Department of Environmental Quality, and Indiana Department of Environmental Management to resolve the Action. Based on the terms of the tentative agreement, the Company has accrued approximately $1.1 million in expenses to related to this Action.

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

We may not be able to realize the anticipated benefits from our Acquisition of Patriot Environmental Services, Inc. (Patriot)

We may not be able to realize the anticipated benefits from our Acquisition of Patriot. Achieving those benefits depends on the timely, efficient and successful execution of a number of events, including integrating Patriot’s businesses into our company. Factors that could affect our ability to achieve these benefits include:

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

If Patriot’s businesses do not operate as we anticipate, it could materially harm our business, financial condition and results of operations. As part of the Acquisition, we assumed all of Patriot’s liabilities. We may learn additional information about Patriot’s business that adversely affects us, such as unknown or contingent liabilities, issues relating to internal controls over financial reporting and issues relating to compliance with the Sarbanes-Oxley Act or other applicable laws. As a result, there can be no assurance that the Acquisition will be successful or will not, in fact, harm our business. Among other things, if Patriot’s liabilities are greater than projected, or if there are obligations of Patriot of which we are not aware at the time of completion of the Acquisition, our business could be materially adversely affected.

The successful integration of Patriot’s businesses into our company will present significant challenges.

We anticipate that the integration of Patriot will place significant demands on our administrative, operational and financial resources, and we cannot assure you that we will be able to successfully integrate Patriot’s businesses into our company. Our failure to successfully integrate Patriot with our company, and to manage the challenges presented by the integration process successfully, may prevent us from achieving the anticipated benefits of the acquisition and could have a material adverse effect on our business.

We have incurred indebtedness in connection with our Acquisition of Patriot, which could harm our operating flexibility and competitive position.

We initially drew approximately $115 million of indebtedness to finance the Acquisition pursuant to our Credit Agreement and as of September 10, 2022, we had $100 million of indebtedness outstanding under our Credit Agreement as a result of the acquisition of Patriot. The terms of this indebtedness contain limitations on the amount of additional indebtedness that we and our subsidiaries may incur and places other restrictions on the operation of our business. The indebtedness requires interest and principal payments. Our level of debt as a result of the Acquisition and the limitations imposed on us by our Credit Agreement could adversely affect our operating flexibility and put us at a competitive disadvantage. Our debt level may adversely affect our future performance, because, among other things:

•We may be placed at a competitive disadvantage relative to our competitors, some of which may have lower debt service obligations and greater financial resources than we do;
•Our ability to complete future acquisitions may be limited;
•We will have to use a portion of our cash flow for debt service rather than for operations;
•We may not be able to obtain further debt financing beyond our current credit agreement;
•We may not be able to take advantage of future business opportunities;
•The indebtedness bears interest at variable interest rates, making us vulnerable to increases in interest rates; and
•We may be more vulnerable to adverse economic conditions.

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

ITEM 6.  EXHIBITS

2.1
Stock Purchase Agreement, dated as of June 29, 2022, by and between Heritage-Crystal Clean, LLC and Channel PES Acquisition Co., LLC (incorporated by reference to the Current Report on Form 8-K as filed with the SEC on June 30, 2022)+

10.1
Amendment No.1 to Credit Agreement (the "Amendment"), by and among the Heritage-Crystal Clean, Inc., Heritage-Crystal Clean, LLC and the subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association**

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
+ Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the SEC a copy of any omitted schedule, annex or exhibit upon request.
* In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."
** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	October 19, 2022	By:	/s/ Mark DeVita

Mark DeVita
Chief Financial Officer