Form 10-K
period 2022-12-31
Heritage-Crystal Clean, Inc.
filed 2023-03-01
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On June 17, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $385.6 million, based on the closing price of such common stock as of that date on the NASDAQ Global Select Market.

On February 24, 2023, there were outstanding 24,346,431 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held on or about June 29, 2023, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022.

Disclosure Regarding Forward-Looking Statements

In addition to historical information, this annual report contains forward-looking statements that are based on current management expectations and that involve substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would,” and other words and terms of similar meaning in conjunction with a discussion of our business and our future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information.

The factors listed under “Risk Factors” in this Annual Report on Form 10-K (the "Annual Report"), as well as any cautionary language in this Annual Report, provide examples of risks, uncertainty, and events that may cause our actual results to differ materially from the expectations or estimates we describe in our forward-looking statements. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, those described under the heading “Risk Factors” and elsewhere in this Annual Report.

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

PART I

ITEM 1.  BUSINESS

Overview

Heritage-Crystal Clean, Inc. (herein collectively referred to as “we,” “us,” “our,” "HCC" or “the Company”) provides full-service parts cleaning, hazardous and non-hazardous bulk and containerized waste management, used oil collection, re-refining and lubricating base oil product sales, wastewater vacuum services, antifreeze collection, recycling and product sales, industrial and field services, and emergency and spill response services. We believe that we are the second largest provider of full-service parts cleaning, hazardous and non-hazardous waste services and used oil collection services to customers in both the industrial and vehicle maintenance sectors in North America. We also believe that we are the second largest used oil re-refiner by capacity in North America, and the second largest producer of remanufactured antifreeze in the United States. We operate our business through our subsidiary, Heritage-Crystal Clean, LLC. We operate our business through our Environmental Services and Oil Business segments.

On August 3, 2022, we acquired Patriot Environmental Services, Inc. (“Patriot”), a leading provider of environmental services across the Western United States specializing in a wide variety of waste services, including emergency response, industrial services, and OSRO spill response. At the time of the acquisition, Patriot operated eighteen locations in the western United States, including two wastewater treatment facilities. More than 380 Patriot employees joined the Company as part of the acquisition. The Patriot business is included in our Environmental Services segment.

From our beginning as a parts cleaning and used oil collection service, we have expanded our range of environmental solutions and continue to build upon our strong foundation to protect the environment for a brighter sustainable future. We understand that the services we provide have an impact on the environment, people and the communities in which we operate. HCC is guided by our vision to protect the Earth’s resources by helping the business world run cleaner.

Environmental Services Segment

Our Environmental Services segment consists of our full-service parts cleaning, containerized waste management, wastewater vacuum, antifreeze recycling, emergency and spill response, and industrial and field services. These services allow our customers to outsource the handling of their used and regulated materials and related environmental needs. Many of the materials and waste we manage on behalf of our customers are subject to extensive and complex regulations, and mismanagement can result in citations, penalties, and substantial direct costs both to the service provider and to the generator.

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

Our focus on providing ease of use for our customers is also embedded in the other offerings in our Environmental Services segment. As part of our containerized waste and wastewater vacuum programs, we assist our customers in identifying and characterizing their regulated wastes as well as providing the proper labeling and shipping documentation for their regulated materials. In certain portions of our service geography, we provide customers with in-house treatment of their regulated wastewater as part of our wastewater vacuum services and oily water collection programs. Our antifreeze recycling service offers our customers a fully-compliant method to safely manage their used antifreeze while providing a high quality, environmentally friendly, remanufactured product which allows them to further their sustainability goals. Similarly, through our industrial and field services as well as emergency spill response services, we bring properly trained personnel and required equipment to project sites along with overall project management which allows our customers to focus on their core business activities while we manage non-core activities such as lab packs, tank cleanings, and spill clean-up.

Oil Business Segment

The Oil Business segment consists of used oil collection activities, re-refining activities, oil filter removal and disposal services, and the sale of recycled fuel oil. Through our re-refining process, we recycle used oil into high quality lubricating base oil and other products, and we are a supplier to firms that produce and market finished lubricants. This program allows our used oil collection customers to positively impact the environment by contributing to the reduction of the use of crude oil to produce lubricating base oil. Using crude oil to produce lubricating base oil has been found to be more energy intensive compared to manufacturing lubricating base oil from used oil. It also reduces greenhouse gas emissions when compared to burning used oil as fuel. We operate a used oil re-refinery with an annual nameplate output of lubricating base oil which has a nameplate capacity of 50 million gallons. We are currently feeding the re-refinery with a combination of used oil collected from our customers and used oil that we purchase from third parties.

Industry

We operate within markets for industrial and hazardous waste services in the U.S. and a portion of Ontario, Canada. Specifically, we focus on the parts cleaning, hazardous and non-hazardous bulk and containerized waste management, used oil collection, re-refining and base oil sales, wastewater vacuum services, antifreeze collection, recycling and product sales, industrial and field services, and emergency and spill response services markets for small to mid-sized establishments as well as larger businesses and governmental entities. These establishments have a need to remove contaminants (e.g., grease and dirt) from machine and engine parts and include manufacturers and businesses which involve vehicle maintenance (e.g., car dealerships, and trucking firms). These businesses typically generate various waste materials (e.g., used oil, waste paint, antifreeze) that generally cannot be legally discarded as municipal trash or poured down standard drains and they also need assistance with projects to clean tanks, dispose of expired chemicals (i.e., lab packs) and clean up periodic waste or material spills.

Environmental Services Segment

Parts cleaning machines and the related cleaning chemicals and solutions are used by operators and maintenance personnel in industrial plants and technicians in vehicle maintenance locations to clean dirty machine parts. Through use, the cleaning chemicals and solutions become contaminated with oil, sediment or other contaminants and must be replaced regularly. This replacement of used cleaning chemicals and solutions is subject to environmental regulations prohibiting disposal with municipal trash or by pouring down drains. These same businesses generate other regulated materials (hazardous and non-hazardous wastes) which may not be legally disposed of in the municipal trash or poured down drains, such as used oil, waste paint, antifreeze, used oil filters, discarded fluorescent light tubes, spent batteries, etc. They also need assistance with projects to clean tanks, dispose of expired chemicals (i.e., lab packs) and clean up periodic waste or material spills. Because the management of these wastes is subject to changing regulatory requirements, most businesses look for assistance from companies such as HCC to provide the specialized knowledge to prepare required paperwork, maintain records, and ensure compliance with environmental laws.

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

We process used oil at our re-refinery, producing high quality lubricating base oil. Most lubricating base oil is produced at refineries that process crude oil, and lubricating base oil is just one of the many products of the refining process along with gasoline, diesel fuel, jet fuel, asphalt, and other hydrocarbon products. Major refining companies such as Chevron, ExxonMobil, and Motiva produce a significant share of the total U.S. base oil output. These refiners who produce base oil from crude oil, typically set the market price for base oil and re-refiners such as HCC, who produce base oil from used oil, are price takers. Some of the major refining companies use base oil to produce their own finished lubricant products and also sell some of their produced material to other firms that focus on the blending and packaging of lubricants. The market price of base oil is primarily driven by the market price of crude oil feedstock and the balance between the supply and demand for base oil.

As of December 31, 2022, in addition to our re-refinery, we operated 17 oil processing operations. These locations typically remove excess water from the used oil and separate oil from oily water mixtures using thermal treatment, gravity separation, and mechanical filtration. The finished product from this process is called Recycled Fuel Oil ("RFO"). Most of the RFO we produce is sold to companies who burn the used oil for energy, use it as a blend or cutter stock or for other niche applications. From time-to-time we will also sell or swap our RFO with other used processors, who will use it to produce products such as Vacuum Gas Oil ("VGO") and re-refined base oil. We also operate 10 commercial wastewater treatment operations that service our Environmental Services segment. These facilities allow us to remove oil from wastewater, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. Some of the oil removed in the wastewater treatment process may become RFO or be used as a feedstock for our used oil re-refinery.

The Crystal Clean Solution

Heritage-Crystal Clean, Inc. is headquartered in Hoffman Estates, Illinois, and operates through 105 branch and industrial services locations serving approximately 104,000 customer locations.

Environmental Services Segment

During the year ended December 31, 2022 ("fiscal 2022"), we performed more than 679,000 environmental services. We believe that our Company is structured to meet the needs of vehicle maintenance businesses, medium sized manufacturers, and large governmental entities. We believe our services are highly attractive to our customers, who value features such as assistance in preparing waste manifests and drum labels, regularly-scheduled service visits to check inventories and remove accumulated waste, and minimizing the number of vendors they must deal with related to the management of these materials. As a result of our acquisition of Patriot, our expanded service menu allows us to better meet the environmental needs of both smaller and larger clients. Revenues in our Environmental Services segment accounted for 63% of our revenues for fiscal 2022.

Oil Business Segment

Through our used oil collection service, we collect the used oil generated by our customers when they replace used lubricating oil in vehicles and machinery. Most customers store the used oil they generate in tanks, which must be emptied regularly to mitigate the risk of overflow or termination of their oil change or maintenance activities. As a result, these customers have a strong need for timely used oil service. We have designed our services to deliver regularly-scheduled pickups, as well as the capability to respond to unscheduled requests on short notice. The used oil we collect is either transported to our used oil re-refinery or processed into RFO. When we re-refine or recycle used oil, we are able to provide our customers with the satisfaction that their used oil is re-refined into high quality lubricants, using the approach cited as preferred by the EPA. As the marketplace places a higher priority on environmental, social and governance issues, re-refining appears to be viewed as more valuable among used oil generators.

At our used oil re-refinery in Indianapolis, Indiana, we re-refine used oil collected from our customers, or purchased from other used oil collection service providers, into lubricating base oil that we sell to firms who then blend, package, and market finished lubricants. The nameplate capacity is 75 million gallons of annual input of used oil feedstock including the impact of periodic shutdowns to perform routine maintenance. In fiscal 2022, we collected approximately 75 million gallons of used oil from our customers. Revenues in our Oil Business segment accounted for 37% of our total revenues in fiscal 2022.

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

In our containerized waste service, we collect drums, pails, boxes, and other containers of hazardous and non-hazardous waste materials from our customers. Typical wastes from vehicle maintenance include used antifreeze, used oil filters, waste paint, and used absorbent material. Typical wastes from manufacturing and industrial operations include waste paint and solvents, oily water wastes, used absorbents, discarded fluorescent lighting tubes and spent batteries. We endeavor to find the lowest burden regulatory approach for managing each of these materials for our clients. In some cases, we can develop lower burden alternatives based on recycling materials for component recovery, such as with oil filters, or by following the less onerous universal waste regulations, such as with fluorescent tubes, aerosol cans and waste paint. In other cases, the hazardous waste regulations may apply, in which case we assist customers with the hazardous waste disposal process, including performing analysis to characterize their waste, preparing manifests and drum labels, and selecting the appropriate destination facility. As part of our comprehensive service approach, we visit our customers periodically to check their inventory of used or waste materials and remove full containers as appropriate. Because there are statutory limits on the amount of time that customers can store these waste materials, these service visits are valuable to help customers stay in compliance. To the extent that we can coordinate these service visits together with a regularly scheduled parts cleaning service, we are able to perform both tasks during the same visit, with the same truck and service employee. For a growing portion of the non-hazardous waste we collect in our containerized waste program, we consolidate the waste from containers (e.g. drums, etc.) picked up from our customers into large rolloff boxes at one of our non-hazardous waste processing facilities. This consolidation process allows us to deliver waste material in bulk to the final treatment and disposal site at a lower cost than if we were to send the containers directly to the final disposal site. At these same facilities we also perform solidification activities through which non-hazardous liquid wastes are mixed with materials such as saw dust or other absorbent materials to create a solid waste which becomes less costly to dispose of at the final, third-party disposal site. For the remainder of the containerized waste we collect from customers, we ship the waste containers from our branch locations to one of our hub facilities and finally to a third party disposal vendor.

In a majority of our branch locations, we provide wastewater vacuum services for the removal of mixtures of oil, water, and sediment from wastewater pretreatment devices and other sources. Many shops and plants have floor drain systems that lead to pits, sumps, or separators that are designed to separate and retain oil and dirt, but allow clear water to flow out to a municipal sewer. Periodically, these drains and collection points accumulate excess oil or sediment needing removal. Because some of the material is very thick, a specialized vacuum is utilized for efficient removal of the material. Our wastewater vacuum service includes the removal of the oil, water, and sediment so that the customer's equipment operates as intended. We also offer bulk oily water removal. These services are scheduled on a regular basis. We currently offer vacuum service at 71 of our branches. We believe we have the opportunity to grow this business by adding vacuum service to most of our remaining branches. We operate ten commercial wastewater treatment facilities that allow us to remove oil from wastewater, treat the wastewater, and discharge it according to the standards of the applicable discharge permits.

Through our antifreeze recycling service, we offer customers a legally-compliant method to safely manage their used antifreeze while providing a full line of high quality, environmentally friendly, remanufactured products. We offer responsive, on-time scheduled or on-demand collection and transportation of used antifreeze to our five antifreeze recycling facilities, where the waste antifreeze is recycled into high quality ethylene glycol or an ethylene glycol and water mixture. From there we add high quality inhibitors to produce a full line of virgin-quality antifreeze products. We then sell the remanufactured antifreeze products primarily to our vehicle maintenance customers.

We also offer a variety of industrial and field services to assist customers with on-site equipment and tank cleaning as well as the removal and proper management of various types of waste. Typical projects include lab pack services, soil remediation services, the cleaning of above ground storage tanks, sumps, separators, ship-to-shore fluid transfers, and other environmental remediation services. In the western U.S. we typically use HCC employees to perform a majority of the work for our industrial and field services projects. In the remainder of the U.S. and eastern Canada we serve as a contractor and project manager while engaging subcontractors or outsourced labor, equipment, transportation and disposal when performing industrial and field services projects.

Oil Business Segment

As of the end of fiscal 2022, we offered bulk used oil collection services in 86 of our branch locations. Although we manage some used oil through our containerized waste program, most customers who generate used oil (typically from vehicle engine oil changes) produce large quantities that are stored in bulk tanks. These volumes are handled more efficiently via bulk tank trucks, such as the type we utilize, where we pump the customer's material into our tank truck for proper handling. We transfer a majority of the used oil we collect to our re-refinery to be re-refined into lubricating base oil. From time-to-time we also engage in swaps of used oil with other re-refiners or used oil processors. We recycle the remaining used oil into RFO, some of which is sold to industrial burners, such as asphalt plants that use the RFO as a less expensive substitute for other fuels. We also sell RFO to be used in other niche applications (e.g. in the mining industry). As with our other services, we offer to visit customers on a regularly scheduled basis to arrange for the removal of their accumulated oil.

Competitive Strengths

We believe that we are the second largest provider of full-service parts cleaning services and used oil collection services in the U.S., the second largest producer of remanufactured antifreeze, and a leading provider of containerized waste services to small and medium sized customers. From our base of 105 branch and industrial services locations, we employ an organized and disciplined approach to increasing our market share by taking advantage of the following competitive strengths:
Excellent Customer Service. Our business is built on the philosophy of providing a standardized, sales-oriented approach to our customers across our branch network. Our branch personnel are focused on local sales and service delivery, and a significant portion of their compensation is linked to revenue growth and new business development. In order to achieve this revenue growth, our personnel understand that they must retain existing business, which is best achieved by providing a high level of customer service which can lead to cross-selling opportunities and referrals to new prospects.

Cost-Efficient Branch Rollout Model. Our branch model allows us to consolidate operational and administrative functions not critical to sales and service at a regional hub, treatment or processing facilities, or at our headquarters. This model has been the foundation for our new branch rollout as we have expanded from 14 branches in 1999, and we expect to extend this model to new locations. Furthermore, as we grow within each branch, we improve our route density, which is an important contribution to profitability in our business.

Large Branch Network. We have spent over 20 years building and developing a large network of branches that has enabled us to rapidly grow our environmental services and used oil collection services efficiently and cost effectively. Our investments in this network help us to open new branches and cross sell products and services through existing branches.

Large and Highly Diverse Customer Base. Our extensive service menu has enabled us to attract a variety of customers engaged in a wide range of industrial businesses (such as manufacturing, transportation and distribution) and vehicle service. This diversification helps insulate us from disruption caused by the possible loss of a single large account. Our customer base consists of over 104,000 active customer locations. In fiscal 2022, our largest single customer in our Environmental Services segment represented 0.4% of our consolidated revenues, and our largest ten customers represented approximately 3.2% of our consolidated revenues. In the Oil Business segment, for fiscal 2022, our largest single customer accounted for 5.6% of our consolidated revenues, and our largest ten customers represented 24.7% of our consolidated revenues.

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

OSRO Spill Response Certification.  In order to be compliant with federal and state regulations, certain businesses/operations are required to maintain contingency plans which, among other requirements, detail how they plan to deal with spills and other contingencies. One method of compliance is to reference in their contingency plans, third-party organizations qualified to assist them in cleaning up a spill should one occur. Through our acquisition of Patriot, we are now certified as an Oil Spill Response Organization (OSRO) in certain parts of the western U.S. In order to achieve and maintain the OSRO designation, a company must, on a recurring basis, provide evidence of having the equipment and properly trained employees available to respond to a spill event. The OSRO designation provides us a competitive advantage in winning spill response projects.

Experienced Management Team. Our management team has substantial experience in the industry and possesses particular expertise in the small to mid-sized customer segment. As of December 31, 2022, our senior managers had on average over 26 years of industry experience and our middle managers have on average of approximately 20 years of industry experience.

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
Expanded Service Offerings. Of our 105 branch and industrial service locations, all branches currently offer parts cleaning and containerized waste management services, 86 offer used oil collection services, and 71 offer wastewater vacuum services. As our business grows and we achieve sufficient market penetration, we have the opportunity to expand our used oil collection and wastewater vacuum services to each branch location. We currently offer in-house industrial and field services only in our 14 industrial service locations which are exclusively in the western U.S. We intend to expand our in-house industrial and field services offer to the central and eastern U.S. We also have other business programs (e.g., wastewater vacuum, antifreeze) in various stages of development which have the potential to be offered through our branch locations in the future.

Geographic Expansion. We currently operate from 105 branch and industrial service locations that offer all or portions of our service menu to customers in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. We have historically been able to install new branches at a relatively low cost, although installation of branches in the Western U.S. is relatively more costly. Within the contiguous United States, we believe that there are opportunities to open more branches and provide convenient local service to additional markets. Expansion opportunities include additional industrial service locations in the central and eastern U.S.

Branch Locations
Re-Refinery
Oil Depots
Non-Haz Waste Processing Facilities
Antifreeze Recycling Facilities
Industrial Services Facilities
States Served
Ontario, Canada Service Area

Selectively Pursue Acquisition Opportunities. Our management team has significant experience in identifying and integrating acquisition targets. We plan to continue to pursue additional acquisitions that fit within our business strategy. On August 3, 2022, we acquired Patriot Environmental Services, Inc. (“Patriot”), a leading provider of environmental services across the Western United States specializing in a wide variety of waste services, including emergency response, industrial services, and OSRO spill response. At the time of acquisition, Patriot operated eighteen locations in the western United States, including two wastewater treatment facilities. In addition, given the number of small competitors in our business, there are generally multiple acquisition opportunities available to us. In 2021, we completed three smaller acquisitions: Cole’s Services, Inc., which expanded our processing, storage, and disposal of hazardous waste in California, Raider Environmental Services of Florida, Inc., which expanded our network of wastewater processing, oil collection and non-hazardous waste solidification throughout the Southern United States; and Source Environmental, Inc., which has increased our penetration in the hazardous and non-hazardous waste business and has provided us with the opportunity to internalize the performance of certain field service activities in the western U.S.

Sales and Marketing

In our traditional branch business, we promote a culture which emphasizes sales and service excellence and entrepreneurship, and our sales philosophy starts with the principle of “sales through service.” We assign a territory to each of our Sales & Service Representatives ("SSRs"), and require and encourage them to grow their business on their routes by delivering excellent service to existing customers. This helps our SSRs retain business, sell more services to satisfied customers, and obtain valued referrals to potential new customers. In addition to the efforts of our SSRs, we employ a branch manager at each of our branches, and we also employ branch sales managers at our branches, all of whom have dedicated sales territories and responsibilities.

We also have a corporate accounts sales team dedicated to pursuing larger and geographically dispersed opportunities. In our industrial and field services business we employ managers who are both responsible for sales as well as the operation and execution of the projects and services sold to our customers.

Suppliers and Recycling/Disposal Facilities

To support our traditional branch business we purchase goods such as parts cleaning machines, solvent (petroleum naphtha mineral spirits), cleaning chemicals, bulk used oil, bulk antifreeze (ethylene glycol) and used antifreeze, and absorbent from a limited group of suppliers. In our industrial and field services business we utilize vendors who provide labor and equipment for the projects we sell and manage. We also have arrangements with various firms that can recycle, burn, or dispose of the waste materials we collect from customers and generate from our waste processing activities. These suppliers and disposal facilities are important to our business, and we have identified backup suppliers in the event that our current suppliers and disposal facilities cannot satisfy our supply or disposal needs. Heritage Environmental Services, an affiliate of The Heritage Group, Fred Fehsenfeld and the Fehsenfeld family trusts, which collectively beneficially owned 31.2% of our common stock as of December 31, 2022, operates one of the largest privately-owned hazardous waste treatment businesses in the U.S. We have used Heritage Environmental Services' hazardous waste services in the past, and it is likely that we will continue to have some level of use in the future.

We operate 10 non-hazardous waste processing facilities. Most of these facilities contain a centralized wastewater treatment (CWT) operation. The CWT facilities allow us to remove oil from wastewater, treat the wastewater, and then discharge it according to the standards in the applicable discharge permits. These facilities allow us the flexibility to dispose of our oily water and wastewater vacuum services wastewater collected from customers in certain branch territories internally as well as accepting wastewater from our customers directly at most of these facilities. Some of our non-hazardous waste processing facilities also consolidate and/or solidify non-hazardous solid, semi-solid, and liquid waste streams. These wastes are shipped to these sites from our branch network or the waste may be shipped directly from our customers to these sites.

Competition

The markets for parts cleaning, containerized waste management, used oil collection, wastewater vacuum services, antifreeze recycling, industrial and field services, and emergency and spill response services in which we participate are intensely competitive. While numerous small companies provide these services, our largest competitor, Safety-Kleen (a wholly-owned subsidiary of Clean Harbors, Inc.), has held material market share in all of the markets in which we operate. We believe that Safety-Kleen has greater financial and other resources and greater name recognition than us. We estimate that in the full-service portion of the parts cleaning market, Safety-Kleen is significantly larger than us, and that we are substantially larger than the next largest competitor.

Many of our smaller competitors tend to be regional firms that operate in a single city. Although many of these smaller competitors lack the resources to offer clients a comprehensive menu of services, they generally offer a primary line of business, such as used oil collection, and offer other services on a secondary or tertiary basis in order to present a more complete menu to customers. In addition, companies involved in the waste management industry, including waste hauling, separation, recovery, and recycling, may have the expertise, access to customers, and financial resources that would encourage them to develop and market services and products competitive with those offered by us. We also face competition from alternative services that provide similar benefits to our customers as those provided by us.

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

Seasonality

Our operations may be affected by seasonal fluctuations due to weather cycles influencing the timing of customers' needs for products and services. Typically during the first quarter and the end of the fourth quarter of each year there is less demand for most of our products and services due to the lower levels of activities by our customers as a result of the cold weather, particularly in the Northern and Midwestern regions of the United States. This lower level of activity also results in lower volumes of used oil generated for collection by us in the first quarter. In the winter months there is less construction activity, which reduces demand for certain re-refinery products. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by us during the first quarter of the following year. From an industrial and field services perspective, our customers may delay initiating projects near the end of the year until they have more budgeted dollars available at the beginning of a new calendar year. The opposite is occasionally true, if a customer has dollars remaining in their budget near the end of the year, they may be more compelled to spend these dollars before the year ends. However, we generally experience the opposite seasonality impact (higher levels of activity in the first quarter and end of the fourth quarter) in our antifreeze business.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management, and increase overall profitability. We are constantly evaluating opportunities to develop and or implement technologies that can improve our sales and service processes. Our commitment to the application of technology has resulted in the creation of a custom web-based application for scheduling, tracking, and management of customer services, billing, and collections for our traditional branch business. We believe that our standardized processes and controls enhance our ability to successfully add new branches and expand our operations into new markets. Mobile devices are used by our traditional branch-based employees in the field to access customer service information, capture substantially all service transactions and certain inventory movements. Statistics are gathered and reported on a daily and weekly basis. These capabilities provide timely, automated data measurement and control for service activities to accelerate response to market and operational change.

While we currently use primarily office automation tools to record service activity and generate related reports for our industrial services business, we are exploring the use of an electronic system to automate the current process. We plan to implement this new system for our industrial and field services business by the beginning of fiscal 2024.

Employees and Human Capital

As of December 31, 2022, we employed 1,793 full time and 55 part time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We believe one of the strengths of our company lies in the ability of our people to continually drive an employee-empowered culture dedicated to providing premier, environmentally-sustainable solutions to our customers. The success of our business, in part, is fundamentally connected to the safety of our people. Accordingly, we are committed to ensuring that our service representatives and all of our other field-based employees are properly trained to fulfill the responsibilities they're assigned. Our service representatives are the face of the business to our customers and as such we work to ensure they are properly trained through both online and hands-on training programs. In addition, our Behavioral Based Safety and “Own Your Safety” programs have provided a method to ensure constant identification of potential workplace hazards and helped us create a culture focused on educating, engaging and empowering employees to become champions of safety.

In January 2020, we established a centralized training program, initially bringing new associates to the corporate headquarters with the goal of increasing the quality and consistency of all aspects of training (not just safety) for our field personnel. Due to COVID-19 pandemic, this training was conducted virtually for most of fiscal 2021 and fiscal 2022. At the end of fiscal 2022, we took steps to formalize a field-based training program for our field personnel and have resumed more formal onsite training for our field-based employees, both service employees and managers. We believe that prioritizing the safety of our employees and customers allows us to maintain our competitive advantage.

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

On June 30th, 2018 the EPA implemented an e-Manifest system for the capture of manifest documents electronically. This functionality included electronic manifests, scanned image upload, scanned image plus document data, and mailing of physical manifests to the EPA for processing. The EPA assesses a different fee depending on which of the above approaches is used. Increased fee rates went into effect October 1st, 2019. In 2020, Heritage-Crystal Clean began submitting manifests it terminates to the EPA electronically by way of data and image upload. This change resulted in lower fees assessed by the EPA. This fee was reduced by the EPA in October of 2021. These reduced fees have been passed on to customers.

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

In November 2019, the State of New York Department of Environmental Conservation revised 6 NYCRR Part 226. This revision lowers the limits for volatile organic compounds (VOCs) used in cleaning operations. This revision was originally to be effective after December 1, 2020. Due to the COVID-19 pandemic, the effective date for the aforementioned revision was delayed until December 1, 2021, Based on this revision, we are no longer able to use either of our two standard solvents currently used in our parts cleaning services offered in the State of New York. Our primary substitute for customers in the State of New York will be our aqueous parts cleaning offer. We currently have four branches located in the State of New York (Albany, Buffalo, Long Island and Rochester).

In 2021 the Delaware Department of Natural Resources and Environmental Control (DNREC) revised its regulations related to solvent cleaning processes and industrial cleaning solvents [7 DE Administrative Code 1124 Control of Volatile Organic Compound (VOC) Emissions section 33 - Solvent Cleaning and Drying]. The revision reduced the allowable limit of VOCs on certain cleaning products and established other requirements concerning the use of cleaning products and processes that emit VOCs. The deadline for users of cleaning solvents to comply with this revised regulation was August 11, 2022. As with similar regulatory changes in other jurisdictions, our primary substitute for customers in Delaware will be our aqueous parts cleaning offer. While we service Delaware customers from outside the state, we currently do not have any branches in the State of Delaware.

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

Available Information

We maintain a website at the following Internet address: http://www.crystal-clean.com. Through a link on this website to the SEC website, http://www.sec.gov, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC. The public can obtain copies of these materials by accessing the SEC's website at http://www.sec.gov. Our guidelines on corporate governance, our board of directors policy, the charters for our Board Committees, our Sustainability Report and our code of ethics are also available on our website, and we will post on our website any waivers of, or amendments to, such code of ethics. Our website and the information contained therein or connected thereto are not incorporated by reference into this Annual Report.
Information About Our Executive Officers

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who was an executive officer of Heritage-Crystal Clean as of December 31, 2022.

Name	Age	Position

Brian Recatto	58	President, Chief Executive Officer, and Director

Mark DeVita	54	Executive Vice President & Chief Financial Officer

Ellie Bruce	58	Executive Vice President & Vice President of Business Management and Marketing

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

Mark DeVita
Executive Vice President & Chief Financial Officer

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

Ellie Bruce
Executive Vice President & Vice President Business Management and Marketing

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

The following is a summary of the risk factors that could adversely affect our Company and the value of an investment in our Company’s securities.
Risks Related to our Business Operations
•Our operating margins and profitability may be negatively impacted by the volatility in crude oil, solvent, fuel, energy, and commodity prices.
•Our used oil re-refinery may not operate at or near capacity and generate the operating results that we anticipate, which may lead to greater volatility in our revenue and earnings.
•Our continued growth depends on our ability to recruit, train and retain sales and service personnel and we also depend on the service of key individuals, the loss of whom could materially harm our business.
•We may not be able to service our customers and operate our business in an adequately safe manner.

•Our operations are subject to numerous environmental, transportation, and other laws and regulations and, to the extent we are found to be in violation of any such laws and regulations, we may be subject to involuntary shutdowns and/or material financial penalties.
•A failure in our support system for our branch network could delay or interrupt our ability to provide services and products and could increase our costs and reduce our revenue.
•If current environmental laws and regulations are changed, we may be forced to materially alter our business model, which could have a material adverse effect on our financial performance.
•We operate our business through many locations, and if we are unable to effectively oversee all of these locations, our business reputation and operating results could be materially adversely affected.
•We face intense competition in the industrial and hazardous waste services industries and from other used oil re-refiners.
•Consolidation and/or declines in the U.S. vehicle repair and U.S. manufacturing industries could cause us to experience lower sales volumes which could materially affect our growth and financial performance.
•The portion of our customer base represented by small businesses causes us to be subject to the trends and downturns impacting small businesses, which could adversely affect our business.
•We are dependent on third parties to supply us with the necessary components and materials to service our customers. We are also dependent on third party transport, including rail, recycling, and disposal contractors.
•Our insurance policies do not cover all losses, costs, or liabilities that we may experience.
•The operation of our antifreeze recycling centers and non-hazardous waste processing facilities expose us to risks that may be uninsurable.
•We may not be able to protect our intellectual property adequately.
•We may not be able to realize the anticipated benefits from our Acquisition of Patriot Environmental Services, Inc. (Patriot)
•The successful integration of Patriot’s businesses into our company will present significant challenges.
•Our level of indebtedness could harm our operating flexibility and competitive position.
•We have financial assurance requirements, and increases in the costs of obtaining adequate financial assurance could negatively impact our business, financial condition or results of operations.
•Expansion of our business may result in unanticipated adverse consequences.
•We may be unable to manage our growth.
•We carry inventory of used solvents generated by customers participating in our product reuse program for parts cleaning.
•We are subject to potential liability claims relating to our services and products.
•Litigation related to personal injury from exposure to solvents and the operation of our business may result in material liabilities and affect our profitability.
•Our fixed cost structure may result in reduced earnings or a loss.
•A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets, and deferred tax assets.
•Our future capital needs are uncertain and our ability to access additional financing may be negatively impacted by the volatility and disruption of the capital and credit markets and adverse changes in the global economy.

Risks Related to our Common Stock
•The price of our shares of common stock may be volatile.
•The small public float for our shares may make it difficult to sell your shares and may cause volatility in our stock price.
•There may be future sales or issuances of our common stock, which will dilute the ownership interests of stockholders and may adversely affect the market price of our common stock.
•If securities or industry analysts do not publish research reports about our business or publish unfavorable research, or our results are below analysts' estimates, our stock price and trading volume could decline.
•Heritage, the Fehsenfeld family trusts, and Mr. Fehsenfeld are affiliates of each other and have material influence over our company, and their influence could delay or deter a change of control or other business combination or otherwise cause us to take actions with which you may disagree.
•We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.
•We do not currently intend to pay cash dividends on our common stock to our stockholders and any determination to pay cash dividends in the future will be at the discretion of our Board of Directors.
•Provisions in our certificate of incorporation and bylaws and Delaware law could prevent or delay transactions that stockholders may favor.
•Pandemics, epidemics or other disease outbreaks may negatively impact our business operations, financial condition, liquidity, and consolidated results of operations.

General Risk Factors

•Continued uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.
•A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.
•Climate change legislation or regulations restricting emissions of “Greenhouse Gases” could result in increased operating costs and reduced demand for our services.
•We may become subject to various legal proceedings and investigations, which may have an adverse effect on our business.
•We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

A more complete discussion of the material risks facing our business is included below.

Risks Relating to Our Business

Our operating margins and profitability may be negatively impacted by the volatility in crude oil, solvent, fuel, energy, and commodity prices.

The price at which we sell oil-based products in our Oil Business segment, such as re-refined base oil, hydrotreated fuel, VTAE, and RFO is affected by changes in certain oil indices, such as the price for crude oil. If the relevant oil indices rise or fall, we can typically expect a corresponding increase or decrease in prices for the oil products we sell to reflect the change in the relevant oil indices. However, there may be a lag between the time an oil index increases or decreases and the time when we are able to increase or decrease the price of the oil products we sell. The costs to collect used oil, including the amounts we must pay or charge to obtain used oil and the fuel costs of our used oil collection fleet, generally increases or decreases when the relevant index increases or decreases. As with the prices for the oil products we sell there may be a time lag between when an oil index increases or decreases and when we are able to adjust the amounts we pay or charge to obtain used oil. Further, even though the prices we can charge for the oil products we sell and the costs to collect and re-refine used oil generally correlate, they do not always increase or decrease by the same magnitude, and we cannot assure you that any increased costs we experience can be passed through to the prices we charge for the oil products we sell or that the costs to collect and re-refine used oil will decline when re-refined oil prices decline. Because of the competitive nature of the oil collection industry, we may not be able to adjust the amounts we pay or charge for used oil in a timely manner or to fully compensate for decreases in the prices for the oil products we sell which could materially and negatively impact our operating results and profitability. Any increases in our costs to collect used oil could adversely affect the profitability of our Oil Business segment.

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

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Brian Recatto, President, Chief Executive Officer, and Director and Mark DeVita, our Executive Vice President & Chief Financial Officer. These individuals possess extensive experience in our markets and are critical to the operation and growth of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations, and financial condition may be negatively impacted. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise. We do not maintain key life insurance policies on any of our executive officers.

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

Our operations are dependent upon our ability to support our branch infrastructure. Our business operates through five hubs that service our 105 local branches and industrial services locations. Any damage or failure that causes interruptions in our operations could result in the loss of customers. To date, we have not experienced any material interruptions or delays which have affected our ability to provide services and products to our customers. The occurrence of a natural disaster, technological, transportation, or operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate sales and achieve profits.

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

Because we rely on our extended network of 105 branch and industrial service locations to operate independently to carry out our business plan, we are subject to risks related to our ability to oversee these locations. If in the future we are unable to effectively oversee our branch and industrial service locations, our results of operations could be materially adversely affected, we could fail to comply with environmental regulations, we could lose customers, we could lose control of inventory and other assets, and our business could be materially adversely affected.

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

A portion of our traditional branch business relies on continued demand for our parts cleaning and waste management services in the U.S. vehicle repair and U.S. manufacturing industries, which may suffer from declining market size and number of locations, due in part to the uncertainty of economic conditions, international competition, and consolidation in U.S. markets. In the past industry trends affecting our customers have caused our customers' businesses to contract. Additional decline could reduce the demand for our products and services and have a material adverse impact on our business. As a result, we may not be able to continue to grow our business by increasing penetration into the industries which we serve, and our ability to retain our market share and base of sales could become more difficult. Also, the increase in the percentage of electric vehicles in use in the U.S. could negatively impact the demand for several of our services since we believe electric vehicles create less demand for our services compared to gasoline or diesel powered vehicles.

The portion of our customer base represented by small businesses causes us to be subject to the trends and downturns impacting small businesses, which could adversely affect our business.

A portion of our customer base is composed of small companies in the vehicle repair and manufacturing industries. The portion of our customers that are small businesses exposes us to some of the broad characteristics of small businesses across the U.S. Small businesses start, close, relocate, and get purchased or sold frequently. In addition, small businesses tend to be more materially affected by economic recessions than larger businesses. This leads to a certain amount of ongoing turnover in the market. As a result, we must continually identify new customers and expand our business with existing customers in order to sustain our growth. If we experience a rise in levels of customer turnover, it may have a negative impact on the profitability of our business.

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

We are dependent on third parties for the disposal of most of our customers’ non-used oil, and non-wastewater waste streams, and also utilize subcontractors to perform a material portion of our field services work in the central and eastern U.S. We and our third party transporters ship waste collected from our customers to a number of third party recycling and disposal facilities, including incinerators, landfill operators, and waste-to-energy facilities. We generally do not have long-term fixed price contracts with our third party contractors. If our current disposal vendors or subcontractors cannot perform up to our standards, our reputation with our customers could be damaged, and we may be required to replace these vendors. Although we believe there are a number of potential replacement disposal vendors and subcontractors that could provide such services, we may incur additional costs and delays in identifying and qualifying such replacements. During fiscal 2021 and 2022 we experienced increased cost and lost revenue due to limited industry capacity for disposal services such as incineration and other waste processing. In addition, any mishandling of our customers’ waste streams by disposal vendors or subcontractors could expose both us and our customers to liability. Any failure by disposal vendors or subcontractors to properly collect, transport, handle or dispose of our customers’ waste streams, or any insolvency or business closure of disposal vendors or subcontractors, could expose us to liability, damage our reputation and generally have a material adverse effect on our business, financial condition, or results of operations.

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

The operation of our antifreeze recycling centers and non-hazardous waste processing facilities expose us to risks that may be uninsurable.

Similar to our re-refining operation, the operations of our antifreeze recycling centers and our non-hazardous waste processing facilities expose us to risks related to the potential contamination of feedstock, adverse environmental impact of a spill or other release, or the risk of injury to our employees or others. While we may maintain some insurance that covers portions of these exposures, in many cases the risks are uninsurable, or we will not choose to procure insurance at levels that will cover all potential exposure.

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

Our level of indebtedness could harm our operating flexibility and competitive position.

We initially drew approximately $115 million of indebtedness to finance the Acquisition pursuant to our Credit Agreement and as of December 31, 2022, we had $90 million of indebtedness outstanding under our Credit Agreement as a result of the acquisition of Patriot. The terms of this indebtedness contain limitations on the amount of additional indebtedness that we and our subsidiaries may incur and places other restrictions on the operation of our business. The indebtedness requires interest and principal payments. Our level of debt as a result of the Acquisition and the limitations imposed on us by our Credit Agreement could adversely affect our operating flexibility and put us at a competitive disadvantage. Our debt level may adversely affect our future performance, because, among other things:

•We may be placed at a competitive disadvantage relative to our competitors, some of which may have lower debt service obligations and greater financial resources than we do;
•Our ability to finance future acquisitions may be limited;
•We will have to use a portion of our cash flow for debt service rather than for operations;
•We may not be able to obtain further debt financing beyond our Credit Agreement;
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

We may not be able to effectively integrate the businesses we acquire or realize the expected benefits from any recent or future acquisitions, new facility developments, partnerships, joint ventures or other investments, which could have a material and adverse effect on our business and operating results.

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

Our inventory of used solvent has fluctuated and it may continue to fluctuate. If we are unable to sell our reuse inventory, we may be required to write down the value of the inventory, and we may incur additional costs for storage and/or disposal which would adversely impact our operating results. In addition, while we sold enough used solvent to satisfy speculative accumulation requirements of the EPA for fiscal 2022 and prior years, we may not be able to do so in future years or we may be forced to do so at prices which are lower than anticipated either of which could materially impact our operating results.

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

A substantial portion of our shares of common stock are closely held by certain inside investors, and our common stock has experienced limited trading volume since our initial public offering. As of December 31, 2022, our directors and executive officers, and stockholders affiliated with our directors and executive officers, beneficially owned 36.3% of our common stock. In addition, under a participation rights agreement between us and The Heritage Group, an affiliate of our Chairman Fred Fehsenfeld ("Heritage"), Heritage has the right, except in limited circumstances, to purchase shares from us when we issue common stock so that its percentage ownership interest in our common stock does not decrease. Therefore, if Heritage purchases all of the shares reserved for sale to Heritage when we issue common stock, Heritage will maintain its ownership interests in our common stock. Consequently, our public float is small for a public company, the availability of our shares may be limited, and you may encounter difficulty selling your shares or obtaining a suitable price at which to sell your shares. In addition, as a result of the small float, you could experience meaningful volatility in the trading price of our common stock.

There may be future sales or issuances of our common stock, which will dilute the ownership interests of stockholders and may adversely affect the market price of our common stock.

We may issue additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or substantially similar securities, which may result in dilution to our stockholders. In addition, our stockholders may be further diluted by future issuances, or exercises or vesting of outstanding equity awards, under our equity incentive plans. Sales of substantial amounts of common stock by us or our stockholders in the public market could adversely affect the market price of the common stock. The market price of our common stock could decline as a result of sales or issuances of a large number of our common stock or similar securities in the market after this offering or the perception that such sales or issuances could occur. In addition, in February 2022, we filed a resale registration statement with the Securities and Exchange Commission which registers the resale of common stock held by the Heritage Stockholders, which represented 31.2% of our outstanding common stock. The sale of substantial amounts of shares of our common stock in the public market by the Heritage Stockholders, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, could depress the price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

As of December 31, 2022, Heritage, the Fehsenfeld family trusts and Mr. Fehsenfeld, who are all affiliates of each other (collectively, the “Heritage Stockholders”), collectively beneficially own over 31.2% of our common stock. As a result, the Heritage Stockholders have material influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of material matters and their interests may not align with the interest of other stockholders. This concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

A widespread outbreak of disease can adversely affect the operation of our customers' businesses which could lead to a material decline in demand for our products and services and our customers' ability to pay us for the products and services we have provided to them. A pandemic could also have material negative impact on the operation of our vendors' and suppliers' businesses and effect their ability to provide us the products and services we rely on to conduct our business and provide products and services to our customers. A widespread outbreak could potentially result in the infection of the company's employees and diminish our ability to operate our business, service our customers or produce and sell our products. These potential negative impacts to our business could negatively impact our financial results and thereby reduce our borrowing capacity which could limit our ability to operate our business. These situations can also lead to a general downturn in the equity markets, which could negatively impact the value of the Company's shares as well as increase the cost to the company to raise equity capital. Any and all of the above situations could have a material adverse impact on our business, financial results of operations, and cash flows. During 2020 and in 2021, we have felt the impact of the COVID-19 pandemic and related shelter-in-place orders which materially reduced the demand for many of our customers products and services which consequently negatively impacted the demand for our products and services. The pandemic also resulted in thousands of hours of lost work time for our employees due to illness or steps taken to reduce the spread of the COVID-19 virus. As a result our revenue and profitability were materially negatively impacted for fiscal 2021 and early 2022. While our customers appear to have resumed business operations that are similar to pre-COVID activities in fiscal 2022, we cannot predict whether future variants of COVID-19 might cause further slowdowns of cessation of business activities. As a result, we cannot predict the impact that the COVID-19 pandemic might have on our business and operating results in the future.

General Risk Factors

Continued uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

Continued global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad, such as inflation and potential economic recession, have, among other things, limited our ability to forecast future demand for our products and services, contributed to increased periodic volatility in customer demand, impacted availability of supplies and could constrain future access to capital for our suppliers, customers and partners. The impacts of these circumstances are global and pervasive, and the timing and nature of any ultimate resolution of these matters remain highly uncertain. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased trade sanctions, tariffs or other barriers to global trade, changes to fiscal and monetary policy and higher interest rates, could materially adversely impact the demand for our products and our operating results. In particular, in fiscal 2022, we experienced inflationary pressure and other constraints in our supply chain. Consequently, these concerns have challenged our business and we expect them to continue to challenge our business for the foreseeable future, which could cause harm to our operating results. Such conditions may result in the failure to meet our forecasted financial expectations and to achieve historical levels of revenue growth.

The overall levels of demand for our products and services are influenced by fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in the U.S. and the regional economic conditions affecting our branches. Our customers and suppliers may face severe financial difficulties, causing them to cease some or all their business operations or to reduce the volume of products or services they purchase from us, or provide to us in the future. We may have accounts receivable from customers who may not be able to honor their obligations to us. Failure to collect a material portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Many of our customers are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, financial credit availability, consumer confidence, and housing demand. Downturns in these general economic conditions, including inflationary pressures, can materially affect the business of our customers, which in turn affects demand, volumes, pricing, and operating margins for our services and products. In past economic downturns, demand from our services has declined as our customers reduced their costs which in turn reduced their demand for our services. During 2015-2016, we felt the impact of a downturn in economic activity in the oil industry due to the continued decline in the price of crude oil. Such downturns in the oil industry negatively impacted the operating results of our Oil Business segment during fiscal 2015 and our Environmental Services segment during fiscal 2016.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, Russian troops began a full-scale military invasion of Ukraine. In response, many nations, including the United States, imposed economic, financial and other sanctions on Russia, certain of its allies, and certain individuals. Although the length and impact of the ongoing military conflict and associated sanctions regime is highly unpredictable, the conflict in Ukraine has, and may continue to lead to market disruptions, including significant volatility in commodity prices, energy, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and prepare for any implications on our business. In addition, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Corporate Headquarters. Our headquarters is based in a 39,534 square feet leased facility in Hoffman Estates, Illinois and is leased with a term expiring in 2034.

Re-refinery, recycling and waste processing operations. As of December 31, 2022 we owned and operated a used oil re-refinery in Indianapolis, Indiana, with an annual nameplate capacity of approximately 75 million gallons of used oil feedstock and we owned and operated a solvent recycling facility at the same site which has an annual nameplate capacity of approximately six million gallons. As of December 31, 2022, we operated twelve oil processing facilities, some of which are co-located with our non-hazardous waste processing facilities. We operate 12 non-hazardous waste processing facilities, most of which contain a wastewater treatment operation and some of which contain consolidation and solidification operations for non-hazardous waste. The wastewater treatment operations have the capacity to process approximately 300 million gallons per year. We own the properties where eleven of our oil processing operations are located. We own four of our non-hazardous waste processing locations, and one of our used oil filter processing operations. We leased the remaining oil processing facility with a term of year to year tenancy. In addition, we operate five antifreeze recycling centers, of which two facilities are owned and three facilities are leased.

Hubs. As of December 31, 2022, we operated five distribution hubs. The hubs are located in the following cities: Indianapolis, Indiana; Shreveport, Louisiana; Pennsauken, New Jersey; Atlanta, Georgia; and Bakersfield, California. All of our hubs are leased with terms ranging five to ten years. These operating hubs are warehouse operations with the capability to receive and unload multiple trailers. The used solvent that arrives at the hubs is bulked and stored for future sale or stored for future shipment to our solvent recycling unit, depending on whether the used solvent came from our non-hazardous program or our reuse program. Containers of hazardous and non-hazardous waste that arrive at the hubs are organized based on the destination facility. Most of these containers are staged and loaded back into trailers for reshipment to third-party recyclers, incinerators, landfills, and waste-to-energy facilities.

Branches and Industrial & Field Services Locations. As of December 31, 2022, we operated 105 branches and industrial service locations that vary in size and serve customer locations in the vast majority of the United States, the District of Columbia, and parts of Ontario, Canada. Depending on the maturity of our branches, our branch facilities range from small locations that only provide space to park a few vehicles and semi-trailers to larger locations that provide office space and warehouse storage as well as additional parking. Several branch operations are co-located with some of our other operating sites (e.g. distribution hubs, wastewater treatment plants, etc.). We own 10 branch facilities, and the remaining 81 branches and 14 industrial service locations are leased with terms ranging from month-to-month to up to eleven years. Our industrial and field services locations primarily consist of a small office area or trailer along with a yard to park vehicles, rolloff boxes, frac tanks, etc. and storage containers.

ITEM 3. LEGAL PROCEEDINGS

On January 19, 2022, a civil enforcement action was filed in the United States District Court for the Northern District of Illinois, Civil Action No. 1:22-cv-00303: United States of America, Louisiana Department of Environmental Quality, and the State of Indiana vs. Heritage-Crystal Clean, LLC (the “Action”). The Action alleged that the Company’s spent solvent recycling programs violate sections 3008(a) and (g) of the Resource Conservation and Recovery Act (“RCRA”), 42 U.S.C. § 6928(a) and (g), and Indiana Code Section 13-30-4-1, including that the Company’s used 106 solvent program is not exempt under RCRA, and that some of the waste received by the Company under its non-hazardous 142 solvent program included hazardous waste. The Action further alleged that the Company’s storage and handling of used oil at its Shreveport, Louisiana location was not in full compliance with Louisiana environmental laws. During the fourth quarter of 2022, the Company reached a tentative agreement in furtherance of a consent decree with members of the U.S. Department of Justice, U.S. Environmental Protection Agency, Louisiana Department of Environmental Quality, and Indiana Department of Environmental Management to resolve the Action. Based on the terms of the tentative agreement, the Company accrued approximately $1.2 million in expenses during fiscal 2022 related to this Action. We expect to finalize a consent decree during 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the NASDAQ Global Select Market under the symbol “HCCI”.

On February 24, 2023, the closing price of our common stock on the NASDAQ Global Select Market was $35.93 per share. On February 24, 2023, there were 307 stockholders of record of our common stock. Several brokerage firms, banks, and other institutions (“nominees”) are listed once on the stockholders of record listing. However, in most cases, the nominees' holdings represent blocks of our common stock held in brokerage accounts for a number of individual stockholders. As such, our actual number of beneficial stockholders would be higher than the number of registered stockholders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 30, 2017 and December 31, 2022, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the NASDAQ Industrials Index, over the same period. This graph assumes the investment of $100 on December 31, 2016 in our common stock, in the NASDAQ Composite Index, and in the NASDAQ Industrials Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stock Performance Graph
(December 31, 2017 through December 31, 2022)

250
200
150
100
50
Dollars
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
Heritage-Crystal Clean, Inc.
NASDAQ Composite Index
NASDAQ Industrials Index

	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022
Heritage-Crystal Clean, Inc.	$100.00	$102.80	$145.10	$96.87	$147.22	$149.33
NASDAQ Composite Index	$100.00	$95.38	$130.47	$186.69	$226.63	$151.61
NASDAQ Industrials Index	$100.00	$97.17	$124.15	$188.55	$205.17	$133.25

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (the "Annual Report). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report. We undertake no obligation to update any of the forward-looking statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2022" represents the 52-week period ended December 31, 2022."Fiscal 2021" represents the 52-week period ended January 1, 2022."Fiscal 2020" represents the 53-week period ended January 2, 2021. Starting with fiscal 2023, the Company is adopting a calendar fiscal year and the upcoming fiscal years will consist of 12 months ending on December 31.

Overview

We provide full service parts cleaning, hazardous and non-hazardous bulk and containerized waste management, used oil collection, re-refining and lubricating base oil product sales, wastewater vacuum services, antifreeze collection, recycling and product sales, industrial and field services, and emergency and spill response services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and other products. We believe that we are the second largest provider of full-service parts cleaning, hazardous and non-hazardous waste services and used oil collection services to customers in both the industrial and vehicle maintenance sectors in North America. We also believe that we are the second largest used oil re-refiner by capacity in North America, and the second largest producer of remanufactured antifreeze in the United States. Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens. We operate from a network of 105 branch and industrial service locations providing services to customers in 48 states and parts of Canada. We conduct business through two principal operating segments: Environmental Services and Oil Business.

Our Environmental Services segment revenues are generated primarily from providing full-service parts cleaning, containerized waste management, wastewater vacuum, antifreeze recycling, emergency and spill response, and industrial and field services. Revenues from this segment accounted for 63% of our total revenues for fiscal 2022. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average sales per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, which accounted for 37% of our total revenues for fiscal 2022.

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

Our operating costs include the costs of the materials we use in our products and services, such as used oil collected from customers or purchased from third party collectors, solvent, and other chemicals. The used solvent that we retrieve from customers in our product reuse program is accounted for as a reduction in our net cost of solvent under operating costs, whether placed in inventory or sold to a purchaser for reuse. Changes in the price of crude oil can impact operating costs indirectly as it may impact the price we pay for solvent or our cost to obtain used oil, although we attempt to offset volatility in the oil markets by managing the spread between our costs to procure used oil and the prices we charge for our products and services. Operating costs also include transportation of solvents and waste, payments to third parties to recycle or dispose of the waste materials that we collect, and the costs of operating our re-refinery, recycling centers, non-hazardous waste processing facilities, and hubs, the labor cost to service our customers (including commissions), facility rent, truck leases, fuel, and maintenance. Our operating costs as a percentage of sales generally increase when we open new branches or industrial and field services locations. As new branches and industrial and field services locations achieve route and service density and scale efficiencies, our operating costs as a percentage of sales generally decrease.

We use profit before corporate selling, general, and administrative expenses ("SG&A") as a key measure of segment profitability. We define profit before corporate SG&A expense as revenues less operating costs and depreciation and amortization from operations.

Our corporate selling, general, and administrative expenses include the costs of performing centralized business functions, including sales management at or above the regional level, business management, billing (excluding a portion of our industrial and field services activities), receivables management, accounting and finance, information technology, environmental health and safety, and legal.

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

Goodwill

In fiscal year 2020, the Company performed a qualitative assessment to determine whether the quantitative impairment test was necessary. Based on the qualitative assessments in 2020, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the quantitative test was not necessary and no impairment was indicated. The Oil Business reporting unit had no goodwill throughout each fiscal years 2020, 2021, and 2022. During fiscal year 2021 and 2022, the Company performed a quantitative impairment test to identify whether goodwill had been impaired. Based on the quantitative impairment test performed in fiscal year 2021 and 2022, the Company concluded the fair value of the Environmental Services reporting unit exceeded its carrying amount and therefore goodwill was not considered impaired.
Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During fiscal 2021 and 2022, we recorded no impairment charges to long-lived assets. During fiscal 2020, we recorded impairment charges to long-lived assets relating to properties held for sale in Wilmington, Delaware and Ft. Pierce, Florida. Impairment charges recorded were approximately $1.4 million for the write-down of these properties to their fair market value. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer being depreciated.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. In fiscal 2021, the continued impact on our business as a result of COVID-19 pandemic resulted in additional lost work hours which negatively impacted our ability to service our customers on a timely basis, the effect of which is included in the fiscal 2021 financial operations in this filing. Although no material impact on our business occurred in fiscal 2022, the continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and throughout 2023.

RESULTS OF OPERATIONS

General

Fiscal Year Ended December 31, 2022 versus Fiscal Year Ended January 1, 2022
For discussion of our fiscal 2021 results of operations and comparison with fiscal 2020 results of operations, please refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Fiscal Years Ended,
(thousands)	December 31, 2022		January 1, 2022
Revenues
Service revenues	$378,099	53.3%	$262,863	51.0%
Product revenues	303,615	42.8%	227,737	44.2%
Rental income	27,617	3.9%	24,734	4.8%
Total revenues	$709,331	100.0%	$515,334	100.0%
Operating expenses
Operating costs	$496,433	70.0%	$352,796	68.5%
Selling, general, and administrative expenses	70,781	10.0%	56,987	11.1%
Depreciation and amortization	35,727	5.0%	23,542	4.6%
Other (income) - net	(12,011)	(1.7)%	(988)	(0.2)%
Operating income	118,401	16.7%	82,997	16.1%
Interest expense – net	3,232	0.5%	933	0.2%
Income before income taxes	$115,169	16.2%	$82,064	15.9%
Provision for income taxes	30,410	4.3%	21,116	4.1%
Net income	$84,759	11.9%	$60,948	11.8%

Revenues

In fiscal 2022, we generated $709.3 million of revenue compared to prior year revenue of $515.3 million, an increase of $194.0 million, or 37.6%. The Company's 2022 fiscal year comprised of 254 working days compared to 253 working days in fiscal 2021. On a sales-per-working day basis, revenue increased approximately 37.1% in fiscal 2022 compared to the prior year. The increase in revenue was due to improvement in base oil pricing in our Oil Business segment along with increased demand and higher selling prices for our environmental services products and services as well as by revenue from acquisitions made during the fourth quarter of 2021 and third quarter of 2022.

Revenue from our Environmental Services segment increased $130.9 million, or 41.1%, compared to fiscal 2021. The increase in revenue was mainly due to continued increase in demand for our services compared to the prior year and, to a lesser extent, the impact of acquisitions made during the second half of both fiscal 2021 and 2022. We experienced volume increases in almost all of our service lines in the segment when compared to fiscal 2021.

Revenue from our Oil Business increased $63.1 million, or 32.0%, compared to fiscal 2021. The increase in base oil prices was the main driver of the increase in revenue. During fiscal 2022, the average selling price for our base oil product increased approximately 41%, while the base oil gallons sold were slightly lower compared to fiscal 2021.

Operating costs

Operating costs increased $143.6 million, or 40.7%, to $496.4 million in fiscal 2022 compared to $352.8 million in fiscal 2021. The increase was mainly driven by increased costs in solvent inventory, disposal costs, depreciation expense, transportation expenses, equipment rental, and hydrogen expense.

We expect that in the future our operating costs in the Environmental Services business will continue to increase as our service volume increases; however, a decrease in crude oil prices could partially offset this cost increase because a decrease in price could cause a decline in the price we pay for parts cleaning solvent and diesel fuel. Whether or not we have an increase in service volume, an increase in the price of crude oil could result in an increase in operating costs in the Environmental Services segment since this will likely result in an increase in the price we pay for parts cleaning solvent and diesel fuel. In the Oil Business segment, our operating costs could increase or decrease in the future depending on changes in the price for crude oil which could indirectly impact cost for our used oil feedstock, our used oil collection costs and processing costs at our re-refinery.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased $13.8 million, or 24.2%, from fiscal 2021 to $70.8 million in fiscal 2022. The increase was mainly driven by higher share-based compensation and management incentive compensation expense as well as higher legal fees, partially offset by lower retirement and severance costs.

Other (income) expense - net

Other (income) - net was $(12.0) million for fiscal 2022 driven mainly by a gain as a result of a revaluation of our fair value investments compared to gain from sale of assets of $(1.0) million in fiscal 2021.

Interest expense - net

Interest expense - net was $3.2 million for fiscal 2022 with respect to our revolving line of credit, and related amortization of debt issuance costs, along with $1.1 million of finance lease interest expense. In fiscal 2021, the Company recorded interest expense and related amortization of debt issuance costs of $0.9 million, of which $0.6 million of interest expense was related to finance lease interest expense. No interest was capitalized in fiscal 2022 or fiscal 2021.

Provision for income taxes

The Company's effective tax rate for fiscal 2022 was 26.5% compared to 25.8% in fiscal 2021. The difference in the effective tax rate is principally attributable to the impact of certain required adjustments to financial reporting income in determining taxable income in fiscal 2022 as compared to the impact of those adjustments in fiscal year 2021.
See footnote 15 — Income Taxes for more information.

Segment Information

The following table presents revenues by segment:

	For the Fiscal Years Ended,		Increase
(thousands)	December 31, 2022	January 1, 2022	$	%
Revenues:
Environmental Services	$449,022	$318,167	$130,855	41.1%
Oil Business	260,309	197,167	63,142	32.0%
Total	$709,331	$515,334	$193,997	37.6%

Revenue from our Environmental Services segment increased $130.9 million, or 41.1%, compared to fiscal 2021. The increase in revenue was mainly due to continued increase in demand for our services compared to the prior year and, to a lesser extent, acquisitions made during the second half of fiscal 2021 and fiscal 2022. We experienced volume increases in almost all of our service lines in the segment when compared to fiscal 2021.

Revenue from our Oil Business segment increased $63.1 million, or 32.0%, compared to fiscal 2021. The increase in base oil prices was the main driver of the increase in revenue. During fiscal 2022, the average selling price for our base oil product increased approximately 41%, while the base oil gallons sold were slightly lower compared to fiscal 2021.

Segment Profit (Loss) before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by segment before corporate SG&A:

	For the Fiscal Years Ended,		Increase
(thousands)	December 31, 2022	January 1, 2022	$	%
Profit before corporate SG&A*
Environmental Services	$93,755	$75,218	$18,537	24.6%
Oil Business	91,782	69,322	22,460	32.4%
Total	$185,537	$144,540	$40,997	28.4%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 13 to our consolidated financial statements included in Item 8.

In fiscal 2022, Environmental Services profit before SG&A expense increased $18.5 million, or 24.6%. The increase was mainly due to higher revenue in comparison to fiscal 2021 driven by the continued increase in demand for our services compared to the prior year. Profit before corporate SG&A expense as a percentage of revenues in the Environmental Services segment decreased to 20.9% in fiscal 2022 compared to 23.6% in fiscal 2021. The decrease in margin was mainly due to higher disposal expenses, transportation expenses, and equipment rental expense.

The sale of used solvent generated by customers participating in our product reuse program for parts cleaning is not accounted for as revenues, but rather as a reduction in our net cost of solvent under operating costs. In both fiscal 2022 and 2021, the impact of used solvent sales was immaterial.

In fiscal 2022, Oil Business profit before corporate SG&A expense increased $22.5 million compared to fiscal 2021. The increase in profit before corporate SG&A expense was mainly due to an increase in the spread between the netback (sales price net of freight impact) on our base oil sales and the price paid/charged to our customers for the removal of their used oil.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2022 and January 1, 2022, cash and cash equivalents were $22.1 million and $56.3 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

Debt and Financing Arrangements

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter the Company paid down its previous term loan, in full, of $30.0 million. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15.0 million can be used in the form of a Swing Line loan. The Agreement also provided for up to an additional $50.0 million of borrowings using an accordion feature upon approval of the lenders. On August 3, 2022, the Company entered into an Amendment (Amendment No. 1 to the Agreement "the Amendment") which increased the amount of borrowing under the revolving credit line to $150.0 million. The Company then utilized the credit line to finance $115.0 million of the acquisition of Patriot Environmental Inc. (see Note 3). The Amendment now provides for borrowings of up to $150.0 million, in the form of a revolving facility. The Amendment also provides for up to an additional $50.0 million of borrowings under an accordion feature upon approval of the lenders. Outstanding loan amounts under this Amendment mature in 2026.

Loans made under the Agreement, as amended, may be Base Rate Loans or Secured Overnight Financing Rate ("SOFR") Loans, at the election of the Borrower subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the SOFR plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of 1.00%. SOFR rate loans have an interest rate equal to (i) the SOFR rate plus (ii) a variable margin of between 1.50% and 2.25% depending on the Company's total leverage ratio. Amounts borrowed under the Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. The Company incurred an additional $0.1 million of debt issuance costs related to the amended credit agreement and drawdown.

The Company's weighted average interest rate for all debt for the fiscal year ended December 31, 2022 was 4.7%.

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

As of December 31, 2022 and January 1, 2022, the Company was in compliance with all covenants under the Credit Agreement. As of December 31, 2022 and January 1, 2022, the Company had $6.0 million and $5.6 million of standby letters of credit issued, respectively, and $54.0 million and $94.4 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	For the Fiscal Years Ended,
(thousands)	December 31, 2022	January 1, 2022
Net cash provided by (used in):
Operating activities	$92,599	$91,047
Investing activities	(207,254)	(67,854)
Financing activities	80,439	(34,499)
Net (decrease) increase in cash and cash equivalents	$(34,216)	$(11,306)

Material items affecting the comparison of our operating activities for fiscal 2022 and fiscal 2021 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during fiscal 2022 favorably impacted our net cash provided by operating activities by $23.8 million compared to fiscal 2021.

•Gain on fair value investments — The gain recorded in fiscal 2022 had an unfavorable impact on cash provided by operating activities of $12.2 million.

•Accounts Receivable — The increase in accounts receivable had an unfavorable impact on cash provided by operating activities of $14.4 million for fiscal 2022.

•Accounts Payable— The increase in accounts payable in fiscal 2022 favorably affected cash flows from operating activities by $6.1 million.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:
•

	For the Fiscal Years Ended,
(millions)	December 31, 2022	January 1, 2022
Re-refinery capital improvements	$13.2	$6.0
Trucks and trailers	12.6	8.0
Parts cleaning machines	8.5	4.6
Branch replacements and facility improvements	6.6	—
IT projects	1.3	1.1
Various other projects	5.5	4.4
Total	$47.7	$24.1

•Business acquisitions, net of cash acquired — During fiscal 2022, the Company invested $156.9 million in the acquisition of Patriot Environmental Services, Inc. which closed on August 3, 2022.

•During fiscal 2022, the Company invested $3.0 million in its battery recycling partner, HBR Retriev Holdco, LLC ("Retriev"). Retriev is a Limited Liability Company that is controlled by the Heritage Group, an affiliate of the Company.

Net Cash Used in Financing Activities

•During fiscal 2022, the Company utilized a net $90 million borrowing in its revolving line of credit.

•During fiscal 2021 the Company paid down its previous term loan, in full, of $30 million.

Contractual Obligations

Our contractual commitments consist of finance and operating leases as well as short-term purchasing commitments. We anticipate that we will experience an increase in our lease commitments consistent with anticipated growth in operations, infrastructure, and personnel and additional resources devoted to building our network of hubs and branches.

The following table summarizes our existing obligations as of December 31, 2022:

Payments Due by Fiscal Year
(In thousands)

Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations (1)	$95,759	24,532	19,135	14,292	10,421	7,622	19,757
Finance lease obligations (2)	49,033	8,371	8,371	8,309	9,219	7,128	7,635
Purchase obligations (3)	20,695	20,695	—	—	—	—	—
Total (4)	$165,487	$53,598	$27,506	$22,601	$19,640	$14,750	$27,392

(1)	We lease railcars, office space, warehouse and operating facilities, equipment and vehicles under non-cancelable operating lease agreements which expire at various dates through 2034.

(2)	Finance leases include a fleet of mobile equipment.

(3)	Our purchase obligations are open purchase orders as of December 31, 2022, and are primarily for capital expenditures, used oil, catalyst, disposal, and solvent. They represent expected payments to third party service providers and other commitments entered into during the normal course of our business. While our purchase obligations are generally cancellable with or without notice without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

(4)	Unrecognized tax benefits have not been included because no reasonable estimate can be made as to the likelihood, dollar amount, or timing of potential future cash expenditures.
We offer a guarantee for our services. To date, costs relating to this guarantee have not been material.

Off-Balance Sheet Arrangements

As of the end of fiscal 2022, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on these borrowings is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during fiscal 2022 were $40.5 million, and the annual effective interest rate for fiscal 2022 was 4.7%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.4 million change to our interest expense in fiscal 2022.

ITEM 8. FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of identified tangible and intangible assets in business combinations

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed one acquisition during 2022 for an aggregate purchase price, net of cash acquired, of $156.9 million. The Company recognized identifiable tangible and intangible assets totaling $47.4 million and $62.2 million, respectively. The identified tangible and intangible assets were measured at fair value upon acquisition using valuation models sensitive to significant assumptions such as future growth rates, operating income margins, discount rates, and weighted average cost of capital. We identified the valuation of identified tangible and intangible assets in business combinations as a critical audit matter.

The principal considerations for our determination that the valuation of identified tangible and intangible assets in business combinations is a critical audit matter are that there was significant judgment and estimation required by management, with assistance from third-party valuation specialists, when determining the fair values of these tangible and intangible assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions used, including future growth rates, operating income margins, discount rates, and weighted average cost of capital. Changes in these significant assumptions could have a significant effect on the fair value of the identified tangible and intangible assets.

Our audit procedures related to the fair value determination of identified tangible and intangible assets in business combinations included the following, among others:

•We obtained an understanding and tested the design and operating effectiveness of relevant controls relating to the valuation report and allocation of the purchase price for the acquisition, which included internal controls over the selection and review of the assumptions to estimate fair value, including those used by third party valuation specialists.
•We tested the completeness, mathematical accuracy, and relevance of the underlying data in management’s cash flow projections and significant assumptions, including future growth rates, operating income margins, discount rates, and weighted average cost of capital.
•Our evaluation of the reasonableness of the future growth rates and operating income margins for the forecast period involved considering the past performance of the acquired business as well as economic and industry forecasts.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the discount rates by testing the source information underlying the determination of the discount rate for the acquisition and by developing an independent estimate based on industry data and comparing them to the discount rates used by management.
•With the assistance of our valuation specialists, we evaluated the weighted average cost of capital by considering the cost of capital of comparable businesses and other industry factors.
•With the assistance of our valuation specialists, we evaluated the reasonableness of methods and assumptions used to determine fair value of personal property acquired by testing the source information for assets valued under the direct cost method and by developing an independent estimate using market data for assets valued under the market approach method.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Chicago, Illinois
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Heritage-Crystal Clean, Inc.
Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Heritage-Crystal Clean, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Patriot Environmental Services, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 9 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Patriot Environmental Services, Inc. was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Patriot Environmental Services, Inc.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 1, 2023

Heritage-Crystal Clean, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	December 31, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$22,053	$56,269
Accounts receivable - net	114,408	62,513
Inventory - net	40,727	29,536
Assets held for sale	1,125	1,125
Other current assets	12,989	6,773
Total current assets	191,302	156,216
Property, plant and equipment - net	222,942	166,301
Right of use assets	123,742	83,865
Equipment at customers - net	26,465	24,146
Software and intangible assets - net	102,335	45,949
Goodwill	112,236	49,695
Investments at fair value	15,219	—
Other Assets	—	692
Total assets	$794,241	$526,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,087	$36,179
Current portion of lease liabilities	27,277	20,146
Contract liabilities - net	2,525	2,094
Accrued salaries, wages, and benefits	12,443	8,980
Taxes payable	6,037	8,474
Other current liabilities	12,382	9,476
Total current liabilities	115,751	85,349
Lease liabilities, net of current portion	100,738	65,041
Other long-term liabilities	986	473
Long-term debt	89,383	—
Deferred income taxes	57,155	31,126
Contingent consideration	—	2,819
Total liabilities	$364,013	$184,808
Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at 0.01 par value, 23,593,163 and 23,473,931 shares issued and outstanding at December 31, 2022 and January 1, 2022, respectively	$236	$235
Additional paid-in capital	208,533	204,920
Retained earnings	221,826	137,067
Accumulated other comprehensive (loss)	(367)	(166)
Total stockholders' equity	430,228	342,056
Total liabilities and stockholders' equity	$794,241	$526,864
 See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Consolidated Statements of Operations
(In Thousands, Except per Share Amounts)

	For the Fiscal Years Ended,
	December 31, 2022	January 1, 2022	January 2, 2021

Revenues
Service revenues	$378,099	$262,863	$245,474
Product revenues	303,615	227,737	136,178
Rental income	27,617	24,734	24,299
Total revenues	$709,331	$515,334	$405,951

Operating expenses
Operating costs	$496,433	$352,796	$321,648
Selling, general, and administrative expenses	70,781	56,987	47,091
Depreciation and amortization	35,727	23,542	24,563
Other (income) - net	(12,011)	(988)	(5,365)
Operating income	118,401	82,997	18,014
Interest expense – net	3,232	933	1,252
Income before income taxes	$115,169	$82,064	$16,762
Provision for income taxes	30,410	21,116	4,825
Net income	$84,759	$60,948	$11,937

Net income per share: basic	$3.60	$2.60	$0.51
Net income per share: diluted	$3.58	$2.59	$0.51

Number of weighted average shares outstanding: basic	23,544	23,419	23,286
Number of weighted average shares outstanding: diluted	23,679	23,557	23,453

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	For the Fiscal Years Ended,
	December 31, 2022	January 1, 2022	January 2, 2021

Net income	$84,759	$60,948	$11,937
Other comprehensive loss:
Currency translation adjustments	(201)	(166)	—
Total other comprehensive loss	$(201)	$(166)	$—
Comprehensive income	$84,558	$60,782	$11,937

Heritage-Crystal Clean, Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Equity

Balance, December 28, 2019	23,191,498	$232	$200,583	$64,182	$634	$—	$265,631

Net income	—	—	—	11,937	—	—	11,937
Non-controlling interest acquisition	—	—	(2,678)	—	—	—	(2,678)
Tax effect of non-controlling interest acquisition	—	—	604	—	—	—	604
Distribution	—	—	—	—	(634)	—	(634)
Issuance of common stock – ESPP	29,951	—	497	—	—	—	497
Share-based compensation	119,251	1	3,196	—	—	—	3,197
Share repurchases to satisfy tax withholding obligations	—	—	(1,054)	—	—	—	(1,054)
Balance, January 2, 2021	23,340,700	$233	$201,148	$76,119	$—	$—	$277,500

Net income	—	—	—	60,948	—	—	60,948
Currency translation adjustment	—	—	—	—	—	(166)	(166)
Issuance of common stock – ESPP	19,289	—	487	—	—	—	487
Share-based compensation	113,942	2	5,227	—	—	—	5,229
Share repurchases to satisfy tax withholding obligations	—	—	(1,942)	—	—	—	(1,942)
Balance, January 1, 2022	23,473,931	$235	$204,920	$137,067	$—	$(166)	$342,056

Net income	—	—	—	84,759	—	—	84,759
Currency translation adjustment	—	—	—	—	—	(201)	(201)
Issuance of common stock – ESPP	19,062	—	535	—	—	—	535
Share-based compensation	107,772	1	4,480	—	—	—	4,481
Share repurchases to satisfy tax withholding obligations	(7,602)	—	(1,402)	—	—	—	(1,402)
Balance, December 31, 2022	23,593,163	$236	$208,533	$221,826	$—	$(367)	430,228

See accompanying notes to consolidated financial statements.

Heritage-Crystal Clean, Inc
Consolidated Statements of Cash Flow

	For the Fiscal Years Ended,
(thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from Operating Activities:
Net income	$84,759	$60,948	$11,937
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	35,727	23,542	24,563
Provision (reversal) for class action settlement	1,163	—	(6,502)
Impairment on assets held for sale	—	—	1,446
Uncollectible provision	2,269	1,930	1,919
Share-based compensation	5,015	5,702	3,197
Deferred taxes	9,715	9,908	4,665
Gain on fair value investments	(12,219)	—	—
Other, net	1,001	(299)	(406)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28,783)	(14,411)	5,941
(Increase) decrease in inventory	(11,191)	(4,485)	4,395
(Increase) decrease in prepaid and other current assets	(4,183)	1,396	(901)
Increase (decrease) in accounts payable	11,622	5,486	(6,574)
(Decrease) increase in accrued liabilities	(2,296)	1,330	1,089
Cash provided by operating activities	$92,599	$91,047	$44,769

Cash flows from Investing Activities:
Capital expenditures	$(47,691)	$(24,087)	$(23,713)
Proceeds from the disposal of assets	319	1,766	1,241
Investment in Retriev	(3,000)	—	—
Business acquisitions, net of cash acquired	(156,882)	(45,533)	(10,005)
Cash used in investing activities	$(207,254)	$(67,854)	$(32,477)

Cash flows from Financing Activities:
Payment of term loan	$—	$(30,000)	$—
Net change in line of credit	90,000	—	—
Debt issuance cost	(100)	(822)	—
Repayment of principal on finance leases	(4,694)	(2,222)	(1,343)
Proceeds from the issuance of common stock	535	487	497
Share repurchases to satisfy tax withholding obligations	(1,402)	(1,942)	(1,054)
Payments of deferred and contingent consideration	(3,900)	—	(199)
Distributions to and acquisition of noncontrolling interest	—	—	(3,312)
Cash used in financing activities	$80,439	$(34,499)	$(5,411)
Net (decrease) increase in cash and cash equivalents	(34,216)	(11,306)	6,881
Cash and cash equivalents, beginning of period	56,269	67,575	60,694
Cash and cash equivalents, end of period	$22,053	$56,269	$67,575

Supplemental disclosure of cash flow information:
Income taxes paid	$23,082	$9,900	$321
Cash paid for interest	1,092	200	941
Supplemental disclosure of non-cash information:
Payables for construction in progress	2,758	688	744
See accompanying notes to consolidated financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(1)  ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, hazardous and non-hazardous bulk and containerized waste management, used oil collection, re-refining and lubricating base oil product sales, wastewater vacuum services, antifreeze collection, recycling and product sales, industrial and field services, and emergency and spill response services. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for lubricants as well as other re-refinery products. The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is sold as recycled fuel oil. The Company also operates multiple non-hazardous waste processing facilities at which we consolidate and solidify various solid, liquid, and semi-solid non-hazardous waste streams prior to final disposal as well as treat and discharge industrial wastewater. We also operate five antifreeze recycling facilities which use waste antifreeze as a feedstock to eventually produce virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, wastewater vacuum services, antifreeze recycling activities, and field services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues or receivables for any of the periods presented. There were no intersegment revenues. Both reporting segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Our fiscal year ends on the Saturday closest to December 31. "Fiscal 2022" represents the 52-week period ended December 31, 2022. "Fiscal 2021" represents the 52-week period ended January 1, 2022. "Fiscal 2020" represents the 53-week period ended January 2, 2021. Each of the Company's first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen or seventeen weeks.

In the Company's Environmental Services segment, product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, drum waste removal services, wastewater vacuum services, industrial and field services, emergency and spill response services, and other services. In the Company's Oil Business segment, product revenues primarily include sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of wastewater and removal and disposal of used oil filters. Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

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

Cash and Cash Equivalents

The Company considers highly liquid investments, purchased with an original maturity of ninety days or less, to be cash equivalents. Included in cash and cash equivalents are $0.5 million and $0.1 million of cash on deposit outside the United States of America as of December 31, 2022 and January 1, 2022, respectively.

Concentration Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company had cash deposits in excess of the FDIC insured limit of $26.7 million and $60.9 million at December 31, 2022 and January 1, 2022, respectively. The Company has not experienced any losses in such accounts. The Company has a broad customer base and believes it is not exposed to any significant concentration of credit risk.

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

Processed oil inventory consists of the costs of feedstock, transportation, labor, conversion costs, and re-refining overhead costs incurred in bringing the inventory to its existing condition and location. Fixed production overhead costs are capitalized in processed oil inventory based on the normal capacity of the production facility. In periods of abnormal production levels, excess overhead costs are recognized as expense in the period they are incurred. The Company continually monitors its inventory levels at each of its distribution locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2022, the Company did not incur inventory impairment charges. In fiscal year 2021 the Company recorded $0.2 million of inventory impairment charges.

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

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that restructuring costs be expensed in periods subsequent to the acquisition date. In many cases, the Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired and liabilities assumed. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations at the earlier of one year after acquisition date, or as additional information relative to the fair values of the assets acquired becomes known. The Company has not yet finalized the purchase price allocation for the one acquisition that was completed in fiscal 2022 as disclosed in the business combination Note 3.

Identifiable Intangible Assets

The fair value of identifiable intangible assets is based on material judgments made by management. The Company engages third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of assets acquired of a material amount. Such valuations and useful life determinations require the Company to make material estimates and assumptions. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies and include, but are not limited to, future expected cash flows to be earned from the continued operation of the acquired business and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related finite lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company evaluates the estimated benefit periods and recoverability of its intangible assets when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. There were no impairment charges for intangible assets in fiscal 2022 or fiscal 2021.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges in fiscal 2022 or fiscal 2021. During fiscal 2020, we recorded impairment charges to long-lived assets relating to properties held for sale in Wilmington, Delaware and Ft. Pierce, Florida. Impairment charges recorded were approximately $1.4 million for the write-down of these properties to their fair market value. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

Research and Development

Research and development costs are expensed as incurred within general, selling, and administrative expenses. Such costs incurred during fiscal 2022, 2021, and 2020 were $0.3 million, $0.2 million, and $0.3 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.6 million, $0.4 million, and $0.4 million for fiscal 2022, 2021, and 2020, respectively.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and notes payable. As of December 31, 2022 and January 1, 2022, the carrying values of cash and cash equivalents, trade receivables, trade payables, and notes payable are considered to be representative of their respective fair values due to the short maturity of these instruments.

Insurance and Self-Insurance Policy

The Company purchases insurance providing financial protection from a range of risks; as of the end of fiscal 2022, the Company's insurance policies provided coverage for general liability, vehicle liability, workers' compensation, property, and pollution liability, among other exposures. Each of these policies contains exclusions and limitations such that they would not cover all related exposures and each of these policies have maximum coverage limits and deductibles such that even in the event of an insured claim, the Company's net exposure could still have a material adverse effect on its financial results.

The Company is self-insured for certain healthcare benefits provided to its employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for medical and prescription claims exceeding $300,000 per covered person, as well as an aggregate, cumulative claims cap for any given year. Accruals for losses are made based on the Company's claim experience and actuarial estimates based on historical data. Actual losses may differ from accrued amounts. At December 31, 2022 and January 1, 2022, the Company's liability for its self-insured benefits was $2.2 million and $1.6 million, respectively. Should actual losses exceed the amounts expected and the recorded liabilities be insufficient, additional expense will be recorded. Expenses incurred for healthcare benefits in fiscal 2022, 2021, and 2020 were $20.7 million, $15.9 million, and $17.6 million, respectively.

Goodwill

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. As of December 31, 2022 and January 1, 2022, the Company reported goodwill only in its Environmental Services segment.
In fiscal year 2020, the Company performed a qualitative assessment to determine whether the quantitative impairment test was necessary. Based on the qualitative assessments in 2020, the Company concluded it is more likely than not that the fair value of the Environmental Services reporting unit is greater than its carrying amount including goodwill, and therefore the quantitative test was not necessary and no impairment was indicated. The Oil Business reporting unit had zero goodwill throughout each fiscal years 2020, 2021, and 2022. During fiscal year 2022 and 2021, the Company performed a quantitative impairment test to identify whether goodwill had been impaired. Based on the quantitative impairment test performed in fiscal year 2022 and 2021, the Company concluded the fair value of the Environmental Services reporting unit exceeded its carrying amount and therefore goodwill was not considered impaired.

(3)    BUSINESS COMBINATIONS

On August 3, 2022, Heritage-Crystal Clean, LLC, completed its acquisition of all of the issued and outstanding shares of the capital stock of Patriot Environmental Services, Inc. ("Patriot"), a leading provider of environmental services across the Western United States specializing in industrial and field services, emergency response, OSRO spill response and a wide variety of waste services. Total consideration for the acquisition was approximately $156.9 million in cash subject to various adjustments such as a working capital adjustment and seller indemnification obligations. To date, there have been no adjustments to the purchase price. Goodwill recognized from the acquisition of Patriot, represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. The Company has not yet finalized the purchase price allocation for the acquisition as of December 31, 2022. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Patriot, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Patriot were approximately $1.2 million. The results of Patriot are consolidated into the Company’s Environmental Services segment from the date of acquisition.

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

On August 24, 2021, the Company completed the acquisition of certain assets of Bakersfield Transfer, Inc., and Cole’s Services, Inc., together known as ("Cole's Environmental"), which processed, stored, and disposed of hazardous waste within the state of California. The purchase price was $17.3 million subject to certain adjustments, including a contingent consideration provision. Goodwill recognized from the acquisition of Cole's Environmental, represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Cole's Environmental, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. The results of Cole's Environmental are consolidated primarily into the Company’s Environmental Services segment and an immaterial amount in the Oil Business segment from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to each acquisition as of December 31, 2022:

	As of December 31, 2022
(thousands)	Patriot Environmental Services, Inc. (1)	Source Environmental, Inc.(2)	Raider Environmental Services of Florida, Inc.(2)	Cole's Environmental(2)

Accounts receivable	$25,381	$1,064	$488	$—
Inventory	—	—	—	73
Other current assets	2,034	6	162	—
Property, plant, & equipment	33,968	174	4,404	2,455
Intangible assets	62,200	13,692	6,056	9,620
Goodwill	62,541	6,174	2,835	5,144
Accounts payable and accruals	(12,929)	(677)	(218)	—
Deferred tax liabilities	(16,313)	—	—	—
Total purchase price, net of cash acquired	$156,882	$20,433	$13,727	$17,292
Less: contingent consideration	—	—	—	2,949
Less: to be placed in escrow	2,780	—	—	—
Net cash paid	$154,102	$20,433	$13,727	$14,343

(1) The Company is still in the process of finalizing the purchase price allocation for the acquisition and therefore balances are preliminary.
(2) The above purchase price allocations are final.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if Source Environmental, Inc., Raider Environmental Services of Florida, Inc., Cole's Environmental, and Patriot Environmental Services, Inc., acquisitions had occurred January 1, 2022. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	Fiscal Year Ended,
(thousands, except per share data)	December 31, 2022	January 1, 2022
Total revenues	$782,105	$704,710
Net income	$85,536	$72,435

Net income per share: basic	$3.63	$3.09
Net income per share: diluted	$3.61	$3.07

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

The following table disaggregates our revenue by major lines:

	For the Fiscal Year Ended, December 31, 2022			For the Fiscal Year Ended, January 1, 2022			For the Fiscal Year Ended, January 2, 2021
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts cleaning, containerized waste, & related products/services	$221,051	$—	$221,051	$178,242	$—	$178,242	$159,065	$—	$159,065
Vacuum Services & Wastewater Treatment	86,747	—	86,747	64,595	—	64,595	55,759	—	55,759
Industrial & Field Services	78,725	—	78,725	20,972	—	20,972	24,036	—	24,036
Antifreeze Business	32,828	—	32,828	27,824	—	27,824	25,736	—	25,736
Environmental Services - Other	2,110	—	2,110	1,855	—	1,855	1,780	—	1,780
Re-refinery Product Sales	—	232,361	232,361	—	171,605	171,605	—	87,323	87,323
Oil Collection Services & RFO	—	22,558	22,558	—	20,105	20,105	—	23,324	23,324
Oil Filter Business	—	5,334	5,334	—	5,402	5,402	—	4,629	4,629
Revenues from Contracts with Customers	421,461	260,253	681,714	293,488	197,112	490,600	266,376	115,276	381,652
Rental income	27,561	56	27,617	24,679	55	24,734	24,216	83	24,299
Total Revenues	$449,022	$260,309	$709,331	$318,167	$197,167	$515,334	$290,592	$115,359	$405,951

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	December 31, 2022	January 1, 2022
Contract assets	$133	$268
Contract liabilities	2,658	2,362
Contract liabilities - net	$2,525	$2,094

During the fiscal year ended December 31, 2022, the Company recognized $2.1 million of revenue that was included in the contract liabilities balance as of January 1, 2022. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

(5)    ACCOUNTS RECEIVABLE

Accounts Receivable - Net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value.

Accounts receivable consisted of the following:

(thousands)	December 31, 2022	January 1, 2022
Trade	$111,118	$59,132
Less: allowance for uncollectible accounts	4,496	2,928
Trade - net	106,622	56,204
Related parties	6,777	5,410
Other	1,009	899
Total accounts receivable - net	$114,408	$62,513

The following table provides the changes in the Company’s allowance for uncollectible accounts for the fiscal year ended December 31, 2022 and the fiscal year ended January 1, 2022.

(thousands)	December 31, 2022	January 1, 2022
Balance at beginning of period	$2,928	$2,502
Provision for uncollectible accounts	2,269	1,930
Accounts written off, net of recoveries	(701)	(1,504)
Balance at end of period	$4,496	$2,928

(6)    INVENTORY

Inventory consists primarily of used oil and processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of FIFO cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory.

The carrying value of inventory consisted of the following:

(thousands)	December 31, 2022	January 1, 2022
Solvents and solutions	$10,792	$7,704
Used oil and processed oil	14,904	9,361
Machines	6,329	4,995
Drums and supplies	6,476	5,731
Other	2,666	2,246
Total inventory	41,167	30,037
Less: machine refurbishing reserve	440	501
Total inventory - net	$40,727	$29,536

The Company continually monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. In fiscal 2022, we recorded no inventory impairment charges. In fiscal 2021, we recorded $0.2 million of inventory impairment charges.

(7)    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(thousands)	December 31, 2022	January 1, 2022
Machinery, vehicles, and equipment	$193,803	$148,004
Buildings and storage tanks	95,638	75,774
Land	6,785	5,910
Leasehold improvements	9,984	8,516
Construction in progress	20,750	15,756
Total property, plant, and equipment	326,960	253,960
Less: accumulated depreciation	104,018	87,659
Property, plant, and equipment - net	$222,942	$166,301

(thousands)	December 31, 2022	January 1, 2022
Equipment at customers	$93,181	$86,599
Less: accumulated depreciation	66,716	62,453
Equipment at customers - net	$26,465	$24,146

Right of use assets and liabilities consist of the following:

(thousands)	Classification	December 31, 2022	January 1, 2022
Finance lease assets - net	Right of use assets	$41,711	$19,094
Operating lease assets - net	Right of use assets	81,028	64,771
Current lease liability - finance	Current liabilities	6,891	2,548
Current lease liability - operating	Current liabilities	20,215	17,598
Noncurrent lease liability - finance	Long-term liabilities	37,221	17,643
Noncurrent lease liability - operating	Long-term liabilities	62,685	47,398

Depreciation expense was $28.0 million, $20.4 million, and $14.6 million for fiscal 2022, 2021 and 2020, respectively. Depreciation expense includes depreciation of finance leases of $5.8 million, $2.9 million, and $1.8 million for fiscal 2022, 2021, and 2020, respectively.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. As of December 31, 2022, the Company reported goodwill only in its Environmental Services segment.
The following table shows changes to our goodwill balances by segment during the years ended January 2, 2021, January 1, 2022, and December 31, 2022:

(thousands)	Environmental Services	Total

Goodwill at January 2, 2021
Gross carrying amount	35,541	35,541
Accumulated impairment loss	—	—
Net book value at January 2, 2021	$35,541	$35,541
Acquisitions	$14,154	$14,154
Goodwill at January 1, 2022
Gross carrying amount	49,695	49,695
Accumulated impairment loss	—	—
Net book value at January 1, 2022	$49,695	$49,695
Acquisitions	$62,541	$62,541
Goodwill at December 31, 2022
Gross carrying amount	112,236	112,236
Accumulated impairment loss	—	—
Net book value at December 31, 2022	$112,236	$112,236

Following is a summary of software and other intangible assets:

	December 31, 2022			January 1, 2022
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$62,268	$25,762	$36,506	$47,167	$20,725	$26,442
Permits	60,690	2,697	$57,993	13,590	879	$12,711
Software	13,643	7,378	$6,265	11,721	6,399	$5,322
Non-compete agreements	4,421	3,665	$756	4,048	3,340	$708
Patents, formulae, and licenses	1,769	971	$798	1,769	906	$863
Other*	597	580	$17	996	1,093	$(97)
Total software and intangible assets	$143,388	$41,053	$102,335	$79,291	$33,342	$45,949
*Other intangibles include an above market lease acquired in September 2021 that had a fair value of ($0.7) million upon acquisition and is being accreted over the remaining useful life of the lease.
Amortization expense was $7.7 million, $5.4 million, and $4.2 million, for fiscal 2022, 2021, and 2020, respectively.

The weighted average useful lives of software and other intangibles are as follows:

Intangible asset	Weighted average useful life (years)
Permits	17
Patents, formulae, & licenses	15
Customer and supplier relationships	12
Software	9
Non-compete agreements	5
Other intangibles	7

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization Expense (millions)
2023	$10.1
2024	8.4
2025	7.4
2026	6.9
2027	6.8
2028	6.7

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, disposal of intangible assets, accelerated amortization of intangible assets, adjustment to purchase price allocations for assets acquired, and other events. No impairment of software or other intangible assets was recorded in fiscal 2022, 2021, or 2020.

(9)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	December 31, 2022	January 1, 2022
Accounts payable	$54,935	$35,613
Accounts payable - related parties	152	566
Total accounts payable	$55,087	$36,179

(10)    DEBT AND FINANCING ARRANGEMENTS

Bank Credit Facility

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Borrower”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The Agreement replaces the Company's previous Credit Agreement dated as of February 21, 2017. During the first quarter 2021, the Company paid down its previous term loan, in full, of $30.0 million. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15.0 million can be used in the form of a Swing Line loan. The Agreement also provided for up to an additional $50.0 million of borrowings using an accordion feature upon approval of the lenders. On August 3, 2022, the Company entered into an Amendment (Amendment No. 1 to the Agreement "the Amendment") which increased the amount of borrowing under the revolving credit line to $150.0 million. The Company then utilized the credit line to finance $115.0 million of the acquisition of Patriot Environmental Inc. (see Note 3). The Amendment now provides for borrowings of up to $150.0 million, in the form of a revolving facility. The Amendment also provides for up to an additional $50.0 million of borrowings under an accordion feature upon approval of the lenders. Outstanding loan amounts under this Amendment mature in 2026.

Loans made under the Credit Agreement may be Base Rate Loans or Secured Overnight Financing Rate ("SOFR") Loans, at the election of the Company subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the SOFR rate plus 1%, or (c) Bank of America's prime rate, plus (ii) a variable margin of 1.00%. SOFR rate loans have an interest rate equal to (i) the SOFR rate plus (ii) a variable margin of between 1.50% and 2.25% depending on the Company's total leverage ratio. Amounts borrowed under the Credit Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. The Company incurred an additional $0.1 million of debt issuance costs related to the amended credit agreement and drawdown.

The Company's weighted average interest rate for all debt for the fiscal year ended December 31, 2022 was 4.7%.

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Long-term debt at December 31, 2022 and January 1, 2022 consisted of the following:

(thousands)	December 31, 2022	January 1, 2022
Long-term debt	$90,000	$—
Less: unamortized debt issuance costs	617	—
Long-term debt	$89,383	$—

In fiscal 2022, the Company recorded interest expense of $3.2 million with respect to our revolving loan, and related amortization of debt issuance costs, along with $1.1 million of finance lease interest expense. In fiscal 2021, the Company recorded interest expense of $0.9 million, with respect to our credit line, and related amortization of debt issuance costs, along with $0.6 million of finance lease interest expense. No interest was capitalized in fiscal years 2022 or 2021.

As of December 31, 2022 and January 1, 2022, the Company was in compliance with all covenants under the Credit Agreement. As of December 31, 2022 and January 1, 2022, the Company had $6.0 million and $5.6 million of standby letters of credit issued, respectively, and $54.0 million and $94.4 million was available for borrowing under the bank credit facility, respectively.

The Company's weighted average and effective interest rates as of December 31, 2022, January 1, 2022, and January 2, 2021 were 4.7%, 2.0%, and 2.9%, respectively.

(11)    EMPLOYEE BENEFIT PLAN

Heritage-Crystal Clean offers a defined contribution benefit plan for its employees who are immediately eligible to participate in the plan. Participants are allowed to contribute 1% to 70% of their pre-tax earnings to the plan. The Company matches 100% of the first 3% contributed by the participant and 50% of the next 2% contributed by the participant for a maximum contribution of 4% per participant. The Company suspended its contribution matching program for a portion of fiscal year 2021 as a response to the negative impact on our business from the COVID-19 pandemic. However, the Company restored its contribution matching program during the fourth quarter of the fiscal year 2021. The Company's matching contribution under this plan was $3.9 million, $3.0 million, and $1.7 million in fiscal 2022, 2021, and 2020, respectively.

(12)    RELATED PARTY AND AFFILIATE TRANSACTIONS

As of December 31, 2022, the Heritage Group beneficially owned 20.6% of the Company's common stock. The Fehsenfeld Family Trusts, which are related to The Heritage Group owned 8.0% of the Company's common stock, and Fred Fehsenfeld, Jr., the Chairman of the Board and an affiliate of the Heritage Group, beneficially owned 2.7% of the Company's common stock. Companies affiliated with The Heritage Group are listed as affiliates.

During fiscal 2022, 2021, and 2020, the Company had transactions with The Heritage Group affiliates and other related parties. The following table sets forth related-party transactions:

	Fiscal 2022		Fiscal 2021		Fiscal 2020
(thousands)	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Heritage Group affiliates	$1,005	$9,390	$1,077	$6,958	$7,356	$6,230
Other related parties / affiliates	45,723	688	35,321	397	11,676	—
Total	$46,728	$10,078	$36,398	$7,355	$19,032	$6,230

Revenues from related parties and affiliates are for sales of products and services performed by the Company.

Payments to related parties and affiliates include solvent purchases, disposal services, transportation, insurance payments, and various other services.

(13)    SEGMENT INFORMATION

The Company has two reportable segments: "Environmental Services" and "Oil Business." The Environmental Services segment consists of the Company's parts cleaning, containerized waste management, wastewater vacuum services, antifreeze recycling activities, industrial and field services, and emergency and spill response services. The Oil Business segment consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. No customer represented greater than 10% of consolidated revenues for any of the periods presented. There were no intersegment revenues. Both segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Segment results for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021, were as follows:

	For the Fiscal Year Ended,

	December 31, 2022

(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$365,502	$12,597	$—	$378,099
Product revenues	55,959	247,656	—	303,615
Rental income	27,561	56	—	27,617
Total revenues	$449,022	$260,309	$—	$709,331
Operating expenses
Operating costs	337,329	159,104	—	496,433
Operating depreciation and amortization	17,938	9,423	—	27,361
Profit before corporate selling, general, and administrative expenses	$93,755	$91,782	$—	$185,537
Selling, general, and administrative expenses			70,781	70,781
Depreciation and amortization from SG&A			8,366	8,366
Total selling, general, and administrative expenses			$79,147	$79,147
Other income - net			(12,011)	(12,011)
Operating income				118,401
Interest expense - net			3,232	3,232
Income before income taxes				$115,169

	For the Fiscal Year Ended,
	January 1, 2022
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$248,121	$14,742	$—	$262,863
Product revenues	45,367	182,370	—	227,737
Rental income	24,679	55	—	24,734
Total revenues	$318,167	$197,167	$—	$515,334
Operating expenses
Operating costs	232,837	119,959	—	352,796
Operating depreciation and amortization	10,112	7,886	—	17,998
Profit before corporate selling, general, and administrative expenses	$75,218	$69,322	$—	$144,540
Selling, general, and administrative expenses			56,987	56,987
Depreciation and amortization from SG&A			5,544	5,544
Total selling, general, and administrative expenses			$62,531	$62,531
Other income - net			(988)	(988)
Operating income				82,997
Interest expense - net			933	933
Income before income taxes				$82,064

	For the Fiscal Year Ended,
	January 2, 2021
(thousands)	Environmental Services	Oil Business	Corporate and Eliminations	Consolidated
Revenues
Service revenues	$224,123	$21,351	$—	$245,474
Product revenues	42,253	93,925	—	136,178
Rental income	24,216	83	—	24,299
Total revenues	$290,592	$115,359	$—	$405,951
Operating expenses
Operating costs	215,602	106,046	—	321,648
Operating depreciation and amortization	10,863	9,358	—	20,221
Profit (loss) before corporate selling, general, and administrative expenses	$64,127	$(45)	$—	$64,082
Selling, general, and administrative expenses			47,091	47,091
Depreciation and amortization from SG&A			4,342	4,342
Total selling, general, and administrative expenses			$51,433	$51,433
Other income - net			(5,365)	(5,365)
Operating income				18,014
Interest expense - net			1,252	1,252
Income before income taxes				$16,762

Total assets by segment as of December 31, 2022 and January 1, 2022 were as follows:

(thousands)	December 31, 2022	January 1, 2022
Total Assets:
Environmental Services	$537,589	$281,333
Oil Business	190,862	171,188
Unallocated Corporate Assets	65,790	74,343
Total	$794,241	$526,864

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

Capital expenditures by segment for fiscal 2022, 2021, and 2020 were as follows:

	For the Fiscal Years Ended,
(thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Total Capital Expenditures:
Environmental Services	$27,684	$10,825	$13,161
Oil Business	14,885	12,049	9,744
Unallocated Corporate Assets	5,122	1,213	808
Total	$47,691	$24,087	$23,713

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

The components of lease expense were as follows:

(thousands)	For the Fiscal Year Ended, December 31, 2022	For the Fiscal Year Ended, January 1, 2022
Finance lease cost:
Amortization of right-of-use Assets	$5,823	$2,894
Interest on lease liabilities	1,133	551
Total finance lease cost	$6,956	$3,445

Operating lease cost	$24,169	$22,761
Short-term lease cost	9,505	5,971
Variable lease cost	3,163	3,018
Total lease cost	$43,793	$35,195

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from financing leases	$1,112	$550
Operating cash flows from operating leases	23,273	22,500
Financing cash flows from financing leases	4,694	2,222
Right-of-use assets obtained in exchange for new finance lease liabilities	28,314	8,111
Right-of-use assets obtained in exchange for new operating lease liabilities	32,733	16,299

Weighted-average remaining lease term (years)
Finance leases	5.3	5.6
Operating leases	5.6	4.9

Weighted-average discount rate
Finance leases	3.7%	3.2%
Operating leases	4.7%	5.0%

Future annual minimum lease payment commitments as of December 31, 2022 were as follows:

(thousands)	Operating Leases	Finance Leases	Total
2023	$24,532	$8,371	$32,903
2024	19,135	8,371	27,506
2025	14,292	8,309	22,601
2026	10,421	9,219	19,640
2027	7,622	7,128	14,750
2028 and thereafter	19,757	7,635	27,392
Total minimum lease payments	$95,759	$49,033	$144,792
Less: imputed interest	11,856	4,921	16,777
Lease liability	$83,903	$44,112	$128,015

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

Rental income was as follows:

	For the Fiscal Year Ended			For the Fiscal Year Ended
	December 31, 2022			January 1, 2022
(thousands)	Environmental Services	Oil Business	Total	Environmental Services	Oil Business	Total
Parts Cleaning	$27,427	$—	$27,427	$24,572	$—	$24,572
Property	134	56	190	107	55	162
Total rental income	$27,561	$56	$27,617	$24,679	$55	$24,734

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

The Company had purchase obligations in the form of open purchase orders of $20.7 million as of December 31, 2022, and $27.4 million as of January 1, 2022, primarily for capital expenditures, used oil, catalyst, disposal services, and solvent.

The Company may be subject to investigations, claims, or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of December 31, 2022 and January 1, 2022, the Company had accrued $3.2 million related to loss contingencies respectively.

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

The Company deducted for federal income tax purposes accelerated "bonus" depreciation on the majority of its capital expenditures for assets placed in service in fiscal 2011 through fiscal 2022. Therefore, the Company recorded a noncurrent deferred tax liability as to the difference between the book basis and the tax basis of those assets. In addition, as a result of the federal bonus depreciation, the Company recorded Net Operating Losses ("NOLs") in most years from fiscal 2011 through fiscal 2019. During fiscal 2011, the Company utilized all internally generated Federal and State NOLs, however there are additional ITC Sec. 382- limited NOLs available from prior year, as well as those NOLs received through the acquisition of Patriot Environmental Services, Inc. A full valuation allowance of $0.7 million has been set up on the NOL related to foreign operations.
The Company's effective tax rate for fiscal 2022 was 26.5% compared to 25.8% in fiscal 2021. The difference in the effective tax rate is principally attributable to the diminished impact of certain required adjustments to financial reporting income in determining taxable income in fiscal 2022 as compared to the impact of those adjustments in fiscal year 2021.

Components of the Company's income tax benefit and provision consist of the following for fiscal years 2022, 2021, and 2020:

	For the Fiscal Years Ended,
(thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Current:
Federal	$15,049	$7,984	$(104)
State	5,646	3,224	264
Total current	$20,695	$11,208	$160

Deferred:
Federal	$9,187	$8,505	$3,492
State	528	1,403	1,173
Total deferred	$9,715	$9,908	$4,665

Income tax provision	$30,410	$21,116	$4,825

A reconciliation of the expected income tax expense at the statutory federal rate to the Company's actual income tax expense is as follows:

	For the Fiscal Years Ended,
(thousands)	December 31, 2022	January 1, 2022	January 2, 2021
Tax expense at statutory federal rate	$24,143	$17,201	$3,520
State and local tax, net of federal expense	4,877	3,705	1,085
Windfalls from share-based compensation	(227)	(366)	(141)
Valuation allowance	148	73	196
Other	1,469	503	165
Total income tax provision	$30,410	$21,116	$4,825

Components of deferred tax assets (liabilities) are as follows:

	As of,
(thousands)	December 31, 2022	January 1, 2022
Deferred tax assets:
Net operating loss carryforward	$8,441	$579
Stock compensation	3,037	2,739
Tax intangible assets	939	1,118
Reserves and accruals	3,845	3,480
Income tax credits	5	—
Allowance for uncollectible accounts	1,887	786
Total deferred tax asset	$18,154	$8,702
Less: valuation allowance	726	579
Net deferred tax asset	$17,428	$8,123

Deferred tax liabilities:
Prepaids	$(1,068)	$(1,063)
Unrealized gain on investment	(3,122)	—
Depreciation and amortization	(70,393)	(38,186)
Total deferred tax liability	$(74,583)	$(39,249)

Net deferred tax liability	$(57,155)	$(31,126)

As of December 31, 2022, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2019, however net operating loss carryforwards from years prior to 2019 remain open to examination as part of any future year(s) in which those net operating loss carryforwards are utilized.

As of December 31, 2022, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. For the fiscal years ended December 31, 2022 and January 1, 2022, the Company provided a valuation allowance against those foreign net operating loss carryforwards of $0.7 million and $0.6 million, respectively.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company has a reserve of $2.2 million for uncertain tax positions as of December 31, 2022 and $2.2 million as of January 1, 2022. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

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

The Company recognizes interest and penalties associated with income tax liabilities as income tax expense in the Statement of Operations. No significant penalties or interest are included in income taxes or accounted for on the balance sheet related to uncertain tax positions as of December 31, 2022, or January 1, 2022.

The following table summarizes the movement in unrecognized tax benefits:

	For the Fiscal Years Ended,
(thousands)	December 31, 2022	January 1, 2022
Gross Unrecognized Tax Benefits:
Beginning balance	$2,226	$2,799
Additions based on current year's tax positions	33	31
Net changes based on prior year's tax positions	(13)	(604)
Ending balance	$2,246	$2,226

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

On November 14, 2022, the Company granted 147,623 shares of restricted stock to certain members of Management as part of a Special Incentive Program. Up to 147,623 shares may vest on September 21, 2025. One-third of the shares vest in equal installments on each the first three anniversaries of September 21, 2022, subject to continuous employment or service with the Company through such date. Two-thirds of the shares are subject to the performance-based vesting terms based on the Company achieving certain Share Price Targets as set forth in the agreement during the three-year period beginning on September 21, 2022 (the “Performance Period”) and the Executive remaining employed by the Company through the Performance Period.

The following table shows a summary of restricted shares grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			For the Fiscal Years Ended,			Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	2022	2021	2020	December 31, 2022	January 1, 2022
Members of Management	February, 2018	116,958	—	—	566	—	—
Special Incentive Grant	April, 2018	350,000	380	1,540	970	—	380
Members of Management	May, 2019	23,560	—	36	203	—	—
Members of Management	February, 2020	41,138	87	101	43	—	87
Board of Directors	April, 2020	14,988	—	—	285	—	—
Chief Executive Officer	February, 2021	500,000	2,044	1,619	—	1,837	3,881
Members of Management	February, 2021	35,898	215	183	—	223	448
Board of Directors	April, 2021	11,487	—	332	—	—	—
Members of Management	February, 2022	75,355	502	—	—	1,015	—
Board of Directors	April, 2022	18,064	482	—	—	—	—
Special Incentive Grant	November, 2022	147,623	135	—	—	2,863	—

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

During fiscal 2022, the Company recorded approximately $2.0 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $1.8 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of each such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During fiscal 2022, the Company recorded approximately $1.0 million of compensation expense related to this award.

The following table summarizes information about restricted stock awards for the periods ended January 2, 2021 through December 31, 2022:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at January 2, 2021	646,634	$18.28
Granted	562,760	22.45
Vested	(115,006)	20.58
Forfeited	(370,405)	15.52
Nonvested shares outstanding at January 1, 2022	723,983	$21.83
Granted	257,675	28.47
Vested	(107,772)	23.05
Forfeited	(145,193)	23.48
Nonvested shares outstanding at December 31, 2022	728,693	$24.35

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

As of December 31, 2022, the Company had reserved 41,283 shares of common stock available for purchase under the ESPP. In fiscal 2022, employees purchased 19,062 shares of the Company’s common stock with a weighted average fair market value of $29.58 per share.

(17)    STOCKHOLDERS' EQUITY

Heritage Participation Rights

The Company has a Participation Rights Agreement with The Heritage Group (“Heritage”), an affiliate of Heritage-Crystal Clean, Inc. pursuant to which Heritage has the option to participate, pro rata based on its percentage ownership interest in the Company's common stock in any equity offerings for cash consideration, including (i) contracts with parties for equity financing (including any debt financing with an equity component) and (ii) issuances of equity securities or securities convertible, exchangeable or exercisable into or for equity securities (including debt securities with an equity component). If Heritage exercises its right with respect to all offerings, it will be able to maintain their percentage ownership interest in the Company's common stock. The Participation Rights Agreement does not have an expiration date. Heritage is not required to participate or exercise their right of participation with respect to any offerings. Heritage's right to participate does not apply to certain offerings of securities that are not conducted to raise or obtain equity capital or cash such as stock issued as consideration in a merger or consolidation, in connection with strategic partnerships or joint ventures, or for the acquisition of a business, product, license, or other asset by the Company.

(18)    EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for fiscal 2022, 2021, and 2020 respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	For the Fiscal Years Ended,
(thousands, except per share data)	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$84,759	$60,948	$11,937

Weighted average basic shares outstanding	23,544	23,419	23,286
Dilutive shares for share–based compensation plans	135	138	167
Weighted average diluted shares outstanding	23,679	23,557	23,453

Net income per share: basic	$3.60	$2.60	$0.51
Net income per share: diluted	$3.58	$2.59	$0.51

(19)  FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following tables summarize assets measured at fair value on a recurring basis (in millions) as of December 31, 2022:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value Measurements
Equity Securities (1)	$—	$—	$15.2	$15.2

(1) Represents a $3.0 million investment the Company made in its privately held battery recycling partner, HBR Retriev Holdco, LLC, a company controlled by the Heritage Group, an affiliate of the Company.

In December 2022, the Company revalued the investment and recorded a gain of $12.2 million in operating income of the Statement of Operations. The fair value of this investment was derived using the valuation from a recent investment based on Level 3 inputs.

The gains and losses on assets measured at fair value on a recurring basis are summarized in the following table (in millions):

Year Ended	December 31, 2022	January 1, 2022
Beginning balance	$—	$—
Transfers in	3.0	—
Unrealized gain	12.2	—
Ending balance	$15.2	$—

(20) OTHER (INCOME) EXPENSE - NET

Other (income) - net was $12.0 million of income during fiscal 2022 driven mainly by a gain as a result of a revaluation of our fair value investments, compared to $1.0 million during fiscal 2021.

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

On August 3, 2022, Heritage-Crystal Clean, LLC completed its acquisition of Patriot Environmental Services, Inc, as discussed in Note 3 - Business Combinations. Management has excluded Patriot's internal controls from its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2022. Patriot's net sales and total assets (excluding goodwill and intangible assets, which were integrated into the Company's control environment) represents approximately 7 and 9 percent, respectively of the consolidated financial statement amounts as of, and for the fiscal year ended, December 31, 2022.

Changes in Internal Control over Financial Reporting

The Company's management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2022. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, with the participation of the Company's CEO and CFO, has evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management has concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal control over financial reporting as of December 31, 2022 as stated in its reports which are included in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

We have adopted a Code of Business Conduct and Ethics that applies to all our employees. This code of conduct is available on our website at www.crystal-clean.com. Amendments to, or waivers from, the Code of Conduct is posted on our website and provided to you without charge upon written request to Heritage-Crystal Clean, Inc., Attention: Chief Financial Officer, 22000 Center Drive, Suite East C300, Hoffman Estates, IL 60192.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022
Consolidated Statements of Income for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021
Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2022, January 1, 2022, and January 2, 2021
Notes to Consolidated Financial Statements

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
10.1a
Amended and Restated Credit Agreement (the "Agreement"), by and among the Heritage-Crystal Clean, Inc., Heritage-Crystal Clean, LLC and the subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 23, 2021)**

10.1b
Amendment No.1 to Credit Agreement dated as of August 3, 2022, by and among the Heritage-Crystal Clean, Inc., Heritage-Crystal Clean, LLC and the subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 10, 2022 filed with the SEC on October 19, 2022).**

10.2*
Form of Participation Rights Agreement between Heritage-Crystal Clean, Inc. and The Heritage Group (Incorporated herein by reference to Exhibit 10.9 of Amendment No. 7 to the Company’s Registration Statement on Form S-1 (No. 333-1438640) filed with the SEC on March 7, 2008).

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

10.15 *
Amendment to Executive Employment Agreement between Ellie Bruce, and Heritage-Crystal Clean, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 7, 2022).

10.16*
Heritage-Crystal Clean, Inc. Grant Notice and Agreement dated December 5, 2022 between the Company and Mark DeVita (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2022).

10.17*
Amendment to Executive Employment Agreement dated as of November 7, 2022 between the Company and Ellie Bruce (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2022).

21.1	Subsidiaries of Heritage-Crystal Clean, Inc.***
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accountants***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

+	Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the SEC a copy of any omitted schedule, annex or exhibit upon request.
*	Management or compensatory plan or arrangement
**	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.
***	Included herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	March 1, 2023	By:	/s/ Brian Recatto

Brian Recatto
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2023.

Signature	Title

/s/ Brian Recatto	President, Chief Executive Officer and Director (Principal Executive Officer of the Registrant)
Brian Recatto
/s/ Mark DeVita	Executive Vice President & Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer of the Registrant)
Mark DeVita
/s/ Fred Fehsenfeld, Jr.	Director
Fred Fehsenfeld, Jr.
/s/ Bruce Bruckmann	Director
Bruce Bruckmann
/s/ Mary Pat Thompson	Director
Mary Pat Thompson
/s/ Carmine Falcone	Director
Carmine Falcone
/s/ Charles E. Schalliol	Director
Charles E. Schalliol
/s/ Robert W. Willmschen, Jr.	Director
Robert W. Willmschen, Jr.
/s/ James Schumacher	Director
Jim Schumacher