Form 10-Q
period 2023-03-31
Heritage-Crystal Clean, Inc.
filed 2023-05-09
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No ☒

On May 8, 2023, there were outstanding 24,349,955 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS
Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,338	$22,053
Accounts receivable - net	113,069	114,408
Inventory - net	47,294	40,727
Assets held for sale	—	1,125
Other current assets	10,840	12,989
Total current assets	206,541	191,302
Property, plant and equipment - net	225,581	222,942
Right of use assets	124,857	123,742
Equipment at customers - net	26,827	26,465
Software and intangible assets - net	99,747	102,335
Goodwill	112,236	112,236
Other assets	15,219	15,219
Total assets	$811,008	$794,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,535	$55,087
Current portion of lease liabilities	28,298	27,277
Contract liabilities - net	3,213	2,525
Accrued salaries, wages, and benefits	9,104	12,443
Taxes payable	7,200	6,037
Other current liabilities	10,755	12,382
Current portion of long term debt	5,000	—
Total current liabilities	118,105	115,751
Lease liabilities, net of current portion	101,571	100,738
Other long term liabilities	642	986
Long-term debt, net of current portion	84,431	89,383
Deferred income taxes	60,298	57,155
Total liabilities	$365,047	$364,013

STOCKHOLDERS' EQUITY:
Common stock - 26,000,000 shares authorized at $0.01 par value, 23,664,515 and 23,593,163 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$237	$236
Additional paid-in capital	207,673	208,533
Retained earnings	238,415	221,826
Accumulated other comprehensive loss	(364)	(367)
Total stockholders' equity	445,961	430,228

Total liabilities and stockholders' equity	$811,008	$794,241
 See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	First Quarter Ended,
	March 31, 2023 (90 days)	March 26, 2022 (84 days)

Revenues
Service revenues	$119,452	$68,916
Product revenues	66,340	64,473
Rental income	7,691	5,977
Total revenues	$193,483	$139,366

Operating expenses
Operating costs	$140,062	$101,783
Selling, general, and administrative expenses	17,700	13,735
Depreciation and amortization	12,168	6,507
Other (income) - net	(469)	(210)
Operating income	24,022	17,551
Interest expense – net	1,814	223
Income before income taxes	22,208	17,328
Provision for income taxes	5,619	4,450
Net income	$16,589	$12,878

Net income per share: basic	$0.70	$0.55
Net income per share: diluted	$0.70	$0.54

Number of weighted average shares outstanding: basic	23,649	23,476
Number of weighted average shares outstanding: diluted	23,863	23,636

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	First Quarter Ended,
	March 31, 2023 (90 days)	March 26, 2022 (84 days)

Net income	$16,589	$12,878
Other comprehensive income:
Currency translation adjustments	3	46
Total other comprehensive income:	$3	$46
Comprehensive income	$16,592	$12,924

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the First Quarter Ended March 31, 2023 and March 26, 2022
(Unaudited)

First Quarter Ended,
March 31, 2023
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, December 31, 2022	23,593,163	$236	$208,533	$221,826	$(367)	$430,228
Net income	—	—	—	16,589	—	16,589
Currency translation adjustment	—	—	—	—	3	3
Issuance of common stock – ESPP	4,775	—	148	—	—	148
Share-based compensation	66,577	1	1,127	—	—	1,128
Share repurchases to satisfy tax withholding obligations	—	—	(2,135)	—	—	(2,135)
Balance at March 31, 2023	23,664,515	$237	$207,673	$238,415	$(364)	$445,961

First Quarter Ended,
March 26, 2022
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance at January 1, 2022	23,473,931	$235	$204,920	$137,067	$(166)	$342,056
Net income	—	—	—	12,878	—	12,878
Currency translation adjustment	—	—	—	—	46	46
Issuance of common stock – ESPP	3,833	—	117	—	—	117
Share-based compensation	—	—	1,353	—	—	1,353
Balance at March 26, 2022	23,477,764	$235	$206,390	$149,945	$(120)	$356,450

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Quarter Ended,
	March 31, 2023 (90 days)	March 26, 2022 (84 days)
Cash flows from Operating Activities:
Net income	$16,589	$12,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,168	6,507
Uncollectible provision	(358)	147
Share-based compensation	1,258	1,493
Deferred taxes	3,143	399
Other, net	(106)	84
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,697	(7,681)
(Increase) in inventory	(6,568)	(659)
Decrease in other current assets	3,274	819
(Decrease) increase in accounts payable	(2,141)	6,210
(Decrease) increase in accrued liabilities	(3,297)	4,393
Cash provided by operating activities	$25,659	$24,590

Cash flows from Investing Activities:
Capital expenditures	$(9,946)	$(9,146)
Proceeds from sale of assets	1,292	1
Cash used in investing activities	$(8,654)	$(9,145)

Cash flows from Financing Activities:
Repayment of principal on finance leases	(1,733)	(765)
Share repurchases to satisfy tax withholding obligations	(2,135)	—
Proceeds from the issuance of common stock	148	117
Cash used in financing activities	$(3,720)	$(648)
Net increase in cash and cash equivalents	13,285	14,797
Cash and cash equivalents, beginning of period	22,053	56,269
Cash and cash equivalents, end of period	$35,338	$71,066

Supplemental disclosure of cash flow information:
Income taxes paid	$45	$18
Cash paid for interest	2,093	73
Supplemental disclosure of non-cash information:
Payables for construction in progress	1,714	1,112

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2023

(1)    ORGANIZATION AND NATURE OF OPERATIONS

Heritage-Crystal Clean, Inc., a Delaware corporation and its subsidiaries (collectively the “Company”), provide parts cleaning, used oil re-refining, hazardous and non-hazardous waste disposal, emergency and spill response, and industrial and field services to vehicle maintenance businesses, manufacturers and other industrial businesses, as well as utilities and governmental entities. The Company owns and operates a used oil re-refinery where it re-refines used oils and sells high quality base oil for use in the manufacture of finished lubricants as well as other re-refinery products. The Company also has multiple locations where it dehydrates used oil. The oil processed at these locations is primarily sold as recycled fuel oil. The Company also operates twelve non-hazardous waste processing facilities, as well as five antifreeze recycling facilities at which it produces virgin-quality antifreeze. The Company's locations are in the United States and Ontario, Canada. The Company conducts its primary business operations through Heritage-Crystal Clean, LLC, its wholly owned subsidiary, and all intercompany balances have been eliminated in consolidation.

Effective January 1, 2023, the Company revised its reportable segments as a result of the Patriot Environmental Services, Inc. acquisition. Previously we had two reportable segments: "Environmental Services," and "Oil Business." Under the revised segment presentation, the Company now has three reportable segments:
•"Environmental Services," which consists of the Company's parts cleaning, containerized hazardous and non-hazardous waste collection and hazardous waste disposal, wastewater vacuum, and antifreeze recycling activities. Product revenues include sales of solvent, machines, absorbent, accessories, and antifreeze; service revenues include servicing of parts cleaning machines, containerized hazardous and non-hazardous waste removal services, and wastewater vacuum services through the branch network. Rental income includes embedded lease income from certain parts cleaning contracts.
•"Oil Business," which consists of the Company's used oil collection, recycled fuel oil sales, used oil re-refining activities, and used oil filter removal and disposal services. Product revenues primarily consist of sales of re-refined base oil, re-refinery co-products and recycled fuel oil; service revenues include revenues from used oil collection activities, collecting and disposing of wastewater and removal and disposal of used oil filters.
•"Industrial and Field Services," which consists of the Company's industrial and field services and non-hazardous waste processing and includes revenues related to industrial and field services, emergency and spill response as well as processing of non-hazardous waste.

Due to the Company's integrated business model, it is impracticable to separately present costs of tangible products and costs of services.

No customer represented greater than 10% of consolidated revenues for any of the periods presented. Intercompany revenues have been eliminated. All segments operate in the United States and, to an immaterial degree, in Ontario, Canada. As such, the Company is not disclosing operating results by geographic segment.

Beginning with our 2023 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2023 fiscal year began on January 1, 2023 (the day after the end of the 2022 fiscal year) and will end on December 31, 2023, and our 2023 quarters include the three month periods ending March 31, June 30, September 30, and December 31. Our future fiscal years will begin on January 1 and end on December 31. Historically, our fiscal year was a 52 or 53 week fiscal year that ended on the Saturday nearest to December 31, and our quarterly reporting cycle included twelve week periods for the first, second, and third quarters and a sixteen week period (or in some cases a seventeen week period) for the fourth quarter. We have not restated, and do not plan to restate, historical results.

The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2023 first quarter	January 1, 2023 - March 31, 2023	90
2022 first quarter	January 2, 2022 - March 26, 2022	84
2023 fiscal year	January 1, 2023 - December 31, 2023	365
2022 fiscal year	January 2, 2022 - December 31, 2022	364

As a result of the change in our financial reporting cycle, our 2023 first quarter had 6 more days of activity than our 2022 first quarter. While our 2023 full fiscal year will have one additional day of activity as compared to our 2022 full fiscal year, our 2023 fourth quarter will have 20 fewer days of activity than the corresponding period in our 2022 fiscal year.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in these policies or their application during the first quarter of fiscal 2023 except for the fiscal year change as further described in Note 1.

(3)    BUSINESS COMBINATIONS

On August 3, 2022, Heritage-Crystal Clean, LLC, completed its acquisition of all of the capital stock of Patriot Environmental Services, Inc. ("Patriot"), a leading provider of environmental services across the Western United States specializing in emergency response, industrial services, OSRO spill response and a wide variety of waste services. Total consideration for the acquisition was approximately $156.9 million in cash subject to various adjustments such as a working capital adjustment and seller indemnification obligations. To date, there have been no adjustments to the purchase price. Goodwill recognized from the acquisition of Patriot, represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. The Company has not finalized the purchase price allocation for the acquisition as of March 31, 2023. The following balances of the purchase price allocation are subject to change as a result of any working capital adjustments and seller indemnification obligations: other current assets, goodwill, and accounts payable and accruals. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Patriot, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Patriot were approximately $1.2 million. The results of Patriot are consolidated into the Company’s Industrial and Field Services segment from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, related to Patriot at the acquisition date:

(thousands)	Patriot Environmental Services, Inc.(1)

Accounts receivable	$25,381
Other current assets	2,034
Property, plant, & equipment	33,968
Intangible assets	62,200
Goodwill	62,541
Accounts payable and accruals	(12,929)
Deferred tax liabilities	(16,313)
Total purchase price, net of cash acquired	$156,882
Less: contingent consideration	—
Less: placed in escrow	2,780
Net cash paid	$154,102

(1) The Company is still in the process of finalizing the purchase price allocation for the acquisition and therefore the following balances are subject to change as a result of any working capital adjustments and seller indemnification obligations: other current assets, goodwill, and accounts payable and accruals.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below presents the combined results of the Company as if the Patriot acquisition had occurred on January 1, 2022. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transactions been in effect for the periods presented.

	First Quarter Ended,
(thousands, except per share data)	March 31, 2023 (90 days)	March 26, 2022 (84 days)
Total revenues	$193,483	$169,446
Net income	$16,589	$11,587

Net income per share: basic	$0.70	$0.49
Net income per share: diluted	$0.70	$0.49

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

We disaggregate our revenue from contracts with customers by major lines of business for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. As further described in Note 10, prior period segment results presented for comparative purposes below have been recast to reflect the newly reportable segments.

The following table disaggregates our revenue by major lines:

	First Quarter Ended,
	March 31, 2023 (90 days)				March 26, 2022 (84 days)
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Industrial and Field Services	Total	Environmental Services	Oil Business	Industrial and Field Services	Total
Parts Cleaning, Containerized Waste, & related products/services	$56,658	$—	$1,469	$58,127	$45,900	$—	$1,049	$46,949
Vacuum Services & Wastewater Treatment	20,344	—	6,426	26,770	13,533	—	3,767	17,300
Industrial & Field Services	—	—	37,747	37,747	—	—	6,290	6,290
Antifreeze Business	9,676	—	—	9,676	7,654	—	—	7,654
Environmental Services - Other	522	—	—	522	495	—	—	495
Re-refinery Product Sales	—	46,809	—	46,809	—	49,139	—	49,139
Oil Collection Services & RFO	—	4,738	—	4,738	—	4,313	—	4,313
Oil Filter Business	—	1,403	—	1,403	—	1,249	—	1,249
Revenues from Contracts with Customers	87,200	52,950	45,642	185,792	67,582	54,701	11,106	133,389
Rental Income	7,567	7	117	7,691	5,963	14	—	5,977
Total Revenues	$94,767	$52,957	$45,759	$193,483	$73,545	$54,715	$11,106	$139,366

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	March 31, 2023	December 31, 2022
Contract assets	$—	$133
Contract liabilities	3,213	2,658
Contract liabilities - net	$3,213	$2,525

During the fiscal quarter ended March 31, 2023, the Company recognized $2.5 million in revenue that was included in the contract liabilities balance as of December 31, 2022. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Accounts receivable for the first quarter ended March 31, 2023, and the fiscal year ended December 31, 2022 consisted of the following:

(thousands)	March 31, 2023	December 31, 2022
Trade	$106,802	$111,118
Less: allowance for uncollectible accounts	3,988	4,496
Trade - net	102,814	106,622
Related parties	5,354	6,777
Other	4,901	1,009
Total accounts receivable - net	$113,069	$114,408

The following table provides the changes in the Company’s allowance for uncollectible accounts for the first quarter ended March 31, 2023, and the fiscal year ended December 31, 2022:

(thousands)	March 31, 2023	December 31, 2022
Balance at beginning of period	$4,496	$2,928
Provision for uncollectible accounts	(358)	2,269
Accounts written off, net of recoveries	(150)	(701)
Balance at end of period	$3,988	$4,496

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	March 31, 2023	December 31, 2022
Solvents and solutions	$12,661	$10,792
Used oil and processed oil	19,105	14,904
Machines	6,475	6,329
Drums and supplies	6,787	6,476
Other	2,697	2,666
Total inventory	47,725	41,167
Less: machine refurbishing reserve	431	440
Total inventory - net	$47,294	$40,727

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the first quarter of fiscal 2023 or 2022.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company reports and tests goodwill for impairment only in its Environmental Services and Industrial and Field Services reporting units. As further discussed in Note 10, December 31, 2022 numbers presented for comparative purposes below have been recast to reflect the newly reportable segments. The Company analyzed the relative fair values of each acquisition and assigned them to the respective segment that the results of each acquisition are consolidated into.

The following table shows changes to our goodwill balances by segment from December 31, 2022 to March 31, 2023:

(thousands)	Environmental Services	Industrial and Field Services	Total

Goodwill at December 31, 2022
Gross carrying amount	$37,650	$74,586	$112,236
Accumulated impairment loss	—	—	—
Net book value at December 31, 2022	$37,650	$74,586	$112,236
Acquisitions	—	—	—
Goodwill at March 31, 2023
Gross carrying amount	37,650	74,586	$112,236
Accumulated impairment loss	—	—	—
Net book value at March 31, 2023	$37,650	$74,586	$112,236

The following is a summary of software and other intangible assets:

	March 31, 2023			December 31, 2022
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$62,268	$27,168	$35,100	$62,268	$25,762	$36,506
Permits	60,690	3,547	57,143	60,690	2,697	57,993
Software	13,806	7,642	6,164	13,643	7,378	6,265
Non-compete agreements	4,421	3,739	682	4,421	3,665	756
Patents, formulae, and licenses	1,769	987	782	1,769	971	798
Other*	597	721	(124)	597	580	17
Total software and intangible assets	$143,551	$43,804	$99,747	$143,388	$41,053	$102,335
*Other intangibles include an above market lease acquired in September 2021 that had a fair value of ($0.7) million upon acquisition and is being accreted over the remaining useful life of the lease.

Amortization expense was $2.7 million for the first quarter ended March 31, 2023, and $1.4 million for the first quarter ended March 26, 2022.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Permits	17
Patents, formulae, & licenses	15
Customer and supplier relationships	12
Software	9
Non-compete agreements	5
Other	7

    The estimated amortization expense for the remainder of fiscal 2023 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2023	$7.5
2024	8.5
2025	7.4
2026	6.9
2027	6.8
2028	6.8

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	March 31, 2023	December 31, 2022
Accounts payable	$54,398	$54,935
Accounts payable - related parties	137	152
Total accounts payable	$54,535	$55,087

(9)    DEBT AND FINANCING ARRANGEMENTS
Bank Credit Facility

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan. The Agreement also provided for up to an additional $50.0 million of borrowings using an accordion feature upon approval of the lenders. On August 3, 2022, the Company entered into an Amendment (Amendment No. 1 to the Agreement "the Amendment") which increased the amount of borrowing under the revolving credit line to $150.0 million. The Company utilized the credit line to finance $115.0 million of the acquisition of Patriot Environmental Services Inc. (see Note 3). The Amendment also provides for up to an additional $50.0 million of borrowings under an accordion feature upon approval of the lenders.

Loans made under the Agreement, as amended, may be Base Rate Loans or Secured Overnight Financing Rate ("SOFR") Loans, at the election of the Borrower subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the SOFR plus a margin of 1%, or (c) Bank of America's prime rate, plus a margin of 1.00%. SOFR rate loans have an interest rate equal to (i) the SOFR rate plus (ii) a variable margin of between 1.50% and 2.25% depending on the Company's total leverage ratio. Amounts borrowed under the Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. In August 2022, the Company incurred an additional $0.1 million of debt issuance costs related to the amendment of the credit agreement and drawdown.

The Company's weighted average interest rate for all debt for the first quarter ended March 31, 2023 was 6.1%.

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Long-term debt at March 31, 2023 and December 31, 2022 consisted of the following:

(thousands)	March 31, 2023	December 31, 2022
Long-term debt	$90,000	$90,000
Less: unamortized debt issuance costs	569	617
Less: current portion	5,000	—
Long-term debt, net of current portion	$84,431	$89,383

For the first quarter ended March 31, 2023, the Company recorded interest expense of $1.8 million with respect to our credit line and related amortization of debt issuance costs. For the first quarter ended March 26, 2022, the Company recorded interest expense of $0.2 million with respect to our term loan and credit line, and related amortization of debt issuance costs.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under its Credit Agreement. As of March 31, 2023 and December 31, 2022, the Company, had $5.3 million and $6.0 million of standby letters of credit issued, respectively, and $54.7 million and $54.0 million was available for borrowing under the bank credit facility, respectively.

(10)    SEGMENT INFORMATION

Effective January 1, 2023, the Company revised its reportable segments as a result of the Patriot Environmental Services, Inc. acquisition. Previously we had two reportable segments: "Environmental Services," and "Oil Business." Under the revised segment presentation, the Company now has three reportable segments: "Environmental Services," "Oil Business," and "Industrial and Field Services." The Environmental Services segment consists primarily of the Company's parts cleaning, containerized waste management, wastewater vacuum services, and antifreeze recycling activities. The Oil Business segment consists primarily of the Company's used oil collection, used oil re-refining activities, and the dehydration of used oil to be sold as recycled fuel oil. The Industrial and Field Services segment consists of the Company's industrial and field services, emergency and spill response services, as well as the activities at our non-hazardous waste processing facilities. Prior period segment results presented for comparative purposes below have been recast to reflect the newly reportable segment as a separate segment.

Segment results for the first quarter ended March 31, 2023 and March 26, 2022 were as follows:

First Quarter Ended,
March 31, 2023 (90 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$71,000	$2,810	$45,642	$—	$119,452
Product revenues	16,200	50,140	—	—	66,340
Rental income	7,567	7	117	—	7,691
Total revenues	$94,767	$52,957	$45,759	$—	$193,483
Operating expenses
Operating costs	68,541	36,298	35,223	—	140,062
Operating depreciation and amortization	3,500	2,605	3,078	—	9,183
Profit before corporate selling, general, and administrative expenses	$22,726	$14,054	$7,458	$—	$44,238
Selling, general, and administrative expenses				17,700	17,700
Depreciation and amortization from SG&A				2,985	2,985
Total selling, general, and administrative expenses				$20,685	$20,685
Other (income) - net				(469)	(469)
Operating income					24,022
Interest expense – net				1,814	1,814
Income before income taxes					$22,208

First Quarter Ended,
March 26, 2022 (84 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$55,202	$2,608	$11,106	$—	$68,916
Product revenues	12,380	52,093	—	—	64,473
Rental income	5,963	14	—	—	5,977
Total revenues	$73,545	$54,715	$11,106	$—	$139,366
Operating expenses
Operating costs	58,025	34,165	9,593	—	101,783
Operating depreciation and amortization	2,466	2,084	422	—	4,972
Profit before corporate selling, general, and administrative expenses	$13,054	$18,466	$1,091	$—	$32,611
Selling, general, and administrative expenses				13,735	13,735
Depreciation and amortization from SG&A				1,535	1,535
Total selling, general, and administrative expenses				$15,270	$15,270
Other (income) - net				(210)	(210)
Operating income					17,551
Interest expense – net				223	223
Income before income taxes					$17,328

Intersegment revenues for the first quarter of fiscal 2023 and fiscal 2022 in the Industrial and Field services segment were $2.5 million and $1.9 million, respectively. The Environmental Services segment and the Oil Business segment had no intersegment revenues for the first quarter of fiscal 2023 and fiscal 2022.

Total assets by segment as of March 31, 2023 and December 31, 2022 were as follows:

(thousands)	March 31, 2023	December 31, 2022
Total Assets:
Environmental Services	$259,944	$253,906
Oil Business	184,045	190,862
Industrial and Field Services	290,023	283,683
Unallocated Corporate Assets	76,996	65,790
Total	$811,008	$794,241

Segment assets for the Environmental Services, Oil Business segments, and Industrial and Field Services consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, goodwill, and inventories. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters as well as cash and net deferred tax assets.

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

Lessor

The Company is a lessor of portions of buildings and property, and equipment such as embedded leases of parts cleaning machines. Each of the Company’s leases is classified as an operating lease, and the vast majority are short-term leases. Variable lease payments include real and personal property taxes, which are based on the lessee’s pro rata portion of such amounts, and excess mileage charges which are computed as the actual miles traveled in a calendar year minus the maximum average mileage allowance as specified per the contract. Options to extend the lease beyond the original terms range from day-to-day renewals to increments of five-year extensions. Options to terminate the lease range from immediate termination upon return of the asset to various written notification periods following a minimum lease term. Options for a lessee to purchase the underlying asset are not contractually specified but may be negotiated on a case-by-case basis. Significant judgments made in determining whether a contract contains a lease include assessments as to whether or not the contract conveys the right to direct the use of an identified asset. Significant judgments made in allocating consideration between lease and non-lease components include techniques applied in estimating the relative stand-alone selling prices of the lease and non-lease components of the contract in cases where a stand-alone selling price is not directly observable. No leased assets are covered by residual value guarantees. The Company manages the risk associated with the residual value of leased assets through such means as performing periodic maintenance and upkeep activities and the inclusion of contractual terms that hold the lessee responsible for damage incurred to leased assets. The Company has made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific lease revenue-producing transaction and collected by the lessor from a lessee.

The Company recognizes rental income on a straight-line basis for that portion of the consideration allocated to the embedded lease component of certain of our parts cleaning contracts. We also recognize rental income on certain subleases of portions of buildings and property.

Rental income was as follows:

	First Quarter Ended,
	March 31, 2023 (90 days)				March 26, 2022 (84 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Total	Environmental Services	Oil Business	Industrial and Field Services	Total
Parts Cleaning	$7,550	$—	$117	$7,667	$5,939	$—	$—	$5,939
Property	17	7	—	24	24	14	—	38
Total rental income	$7,567	$7	$117	$7,691	$5,963	$14	$—	$5,977

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

The Company has purchase obligations in the form of open purchase orders of $18.1 million as of March 31, 2023, and $20.7 million as of December 31, 2022, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

Litigation and Claims

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of March 31, 2023 and December 31, 2022, the Company had accrued $3.2 million and $3.2 million related to loss contingencies and other contingent liabilities.

(12)    INCOME TAXES

Tax expense for the first fiscal quarter of 2023 was $5.6 million. The Company's effective tax rate for the first quarter of fiscal 2023 was 25.3% compared to 25.7% in the first quarter of fiscal 2022. The rate decrease is principally attributable to the decreased impact of certain adjustments to financial reporting income due to increased levels of profitability as compared to the first quarter of fiscal 2022.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.2 million for uncertain tax positions as of March 31, 2023. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

As of March 31, 2023, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. The Company provided a valuation allowance against those foreign net operating loss carryforwards of $0.7 million.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Quarter Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	March 31, 2023 (90 days)	March 26, 2022 (84 days)	March 31, 2023 (90 days)	March 26, 2022 (84 days)
Special Incentive Grant	April, 2018	350,000	$—	$313	$—	$67
Members of Management	February, 2020	41,138	—	20	—	67
Chief Executive Officer	February, 2021	500,000	290	613	1,547	3,268
Members of Management	February, 2021	35,898	53	52	162	396
Members of Management	February, 2022	75,355	125	129	873	1,419
Board of Directors	April, 2022	18,064	—	111		369
Special Incentive Grant	November, 2022	147,623	259	—	2,604	—
Members of Management	February, 2023	66,024	155	—	1,707	—

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

During the first quarter of fiscal 2023, the Company recorded approximately $0.3 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $1.5 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During the first quarter of fiscal 2023, the Company recorded approximately $0.1 million of compensation expense related to this award.

The following table summarizes the restricted stock activity for the first quarter ended March 31, 2023:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2022	728,693	$21.83
Granted	66,024	37.83
Vested	(81,423)	24.90
Forfeited	(28,797)	21.95
Nonvested shares outstanding at March 31, 2023	684,497	$25.69

Employee Stock Purchase Plan

As of March 31, 2023, the Company had reserved 36,508 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the first quarter of fiscal 2023, employees purchased 4,775 shares of the Company’s common stock with a weighted average fair market value of $32.70 per share.

(14)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the first quarter of fiscal 2023 and 2022, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	First Quarter Ended,
(thousands, except per share amounts)	March 31, 2023 (90 days)	March 26, 2022 (84 days)
Net income	$16,589	$12,878

Weighted average basic shares outstanding	23,649	23,476
Dilutive shares for share–based compensation plans	214	160
Weighted average diluted shares outstanding	23,863	23,636

Net income per share: basic	$0.70	$0.55
Net income per share: diluted	$0.70	$0.54

(15)  FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize assets measured at fair value on a recurring basis (in millions) as of March 31, 2023:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value Measurements
Equity Securities (1)	$—	$—	$15.2	$15.2

(1) Represents a $3.0 million investment the Company made in its privately held battery recycling partner, HBR Retriev Holdco, LLC, a company controlled by the Heritage Group, an affiliate of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 1,2023. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2022 filed with the SEC on March 1, 2023. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on December 31. Interim results for fiscal 2023 are presented for the first three months ("first quarter" or "quarter") ended March 31, 2023. Interim results for fiscal 2022 are presented for the twelve weeks ("first quarter" or "quarter") March 26, 2022. "Fiscal 2022" represents the 52-week period ended December 31, 2022 and "Fiscal 2023" represents the twelve months ending on December 31, 2023.

Overview

As further detailed in Note 1 to our Financial Statements, beginning with our 2023 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2023 fiscal year began on January 1, 2023 (the day after the end of the 2022 fiscal year) and will end on December 31, 2023.

The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2023 first quarter	January 1, 2023 - March 31, 2023	90
2022 first quarter	January 2, 2022 - March 26, 2022	84
2023 fiscal year	January 1, 2023 - December 31, 2023	365
2022 fiscal year	January 2, 2022 - December 31, 2022	364

As a result of the change in our financial reporting cycle, our 2023 first quarter had 6 more calendar days than our 2022 first quarter. While our 2023 full fiscal year will have one additional day of activity as compared to our 2022 full fiscal year, our 2023 fourth quarter will have 20 fewer calendar days than the corresponding period in our 2022 fiscal year. The first quarter of 2023 includes 4 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 6.3% in the first quarter of 2023 when compared to the first quarter of 2022.

We provide full service parts cleaning, hazardous and non-hazardous bulk and containerized waste management, used oil collection, re-refining and lubricating base oil product sales, wastewater vacuum services, antifreeze collection, recycling and product sales, industrial and field services, and emergency and spill response services, and we own and operate a used oil re-refinery where we re-refine used lubricating oils into high quality lubricant base oil and other products. We believe that we are the second largest provider of full-service parts cleaning, hazardous and non-hazardous waste services and used oil collection services to customers in both the industrial and vehicle maintenance sectors in North America. We also believe that we are the second largest used oil re-refiner by capacity in North America, and the second largest producer of remanufactured antifreeze in the United States. Our services help our customers manage their used chemicals and liquid and solid wastes, while also helping to minimize their regulatory burdens. We operate from a network of 105 branch and industrial service locations providing services to customers in 48 states and parts of Canada. We conduct business through three principal operating segments: Environmental Services, Oil Business, and Industrial and Field Services.

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management and wastewater vacuum services as well as selling remanufactured antifreeze products. Revenues from this segment accounted for approximately 49.0% of our total Company revenues for the first quarter of fiscal 2023. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, along with our recycled fuel oil ("RFO") sales which together accounted for approximately 27.4% of our total Company revenues in the first quarter of fiscal 2023.

Our Industrial and Field Services segment revenues are generated mainly from providing industrial and field services, emergency and spill response services and non-hazardous waste processing and disposal services. Revenue generated in this segment accounted for approximately 23.6% of our total Company revenues in the first quarter of fiscal 2023.

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

There were no material changes during the first quarter of fiscal 2023 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the First Quarter Ended,
(thousands)	March 31, 2023 (90 days)		March 26, 2022 (84 days)

Revenues
Service revenues	$119,452	61.7%	$68,916	49.4%
Product revenues	66,340	34.3%	64,473	46.3%
Rental income	7,691	4.0%	5,977	4.3%
Total revenues	$193,483	100.0%	$139,366	100.0%
Operating expenses
Operating costs	$140,062	72.4%	$101,783	73.0%
Selling, general, and administrative expenses *	17,700	9.1%	13,735	9.9%
Depreciation and amortization	12,168	6.3%	6,507	4.7%
Other (income) - net	(469)	(0.2)%	(210)	(0.2)%
Operating income	24,022	12.4%	17,551	12.6%
Interest expense – net	1,814	0.9%	223	0.2%
Income before income taxes	22,208	11.5%	17,328	12.4%
Provision for income taxes	5,619	2.9%	4,450	3.2%
Net income	$16,589	8.6%	$12,878	9.2%
*Does not include depreciation and amortization related to corporate selling, general, and administrative activity.

Revenues

Revenue for the first quarter of 2023 was $193.5 million compared to $139.4 million for the same quarter of 2022, an increase of $54.1 million, or 38.8%. The $54.1 million increase in revenue was mainly driven by revenue from the Patriot acquisition made during the second half of 2022 as well as higher demand and increased prices for our products and services in our Environmental and Industrial & Field Segments. The first quarter of 2023 includes 4 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 6.3% in the first quarter of 2023 when compared to the first quarter of 2022.

Operating costs

Operating costs as a percentage of revenue decreased to 72.4% during the first quarter of 2023 compared to 73.0% in the first quarter of 2022. The decrease is mainly due to lower oil inventory cost of goods sold and lower transportation expenses, partially offset by higher disposal and labor costs.

We expect that in the future our operating costs in the Environmental Services, Oil Business, and Industrial Services segments may increase or decrease depending on our product and service volumes and changes in commodity pricing, along with other factors.

Selling, general, and administrative expenses

Selling, general, and administrative expenses as a percentage of revenue decreased to 9.1% during the first quarter of 2023 compared to 9.9% in the first quarter of 2022. The decrease is mainly due to lower share-based compensation expense accrual and lower professional fees.

Interest expense - net

Interest expense - net for the first quarter of fiscal 2023 and fiscal 2022 was $1.8 million and $0.2 million, respectively. The increase in interest expense is due to higher borrowings during the first quarter of 2023 compared to the first quarter of 2022.

Provision for income taxes

The Company's effective income tax rate for the first quarter of fiscal 2023 was 25.3% compared to 25.7% in the first quarter of fiscal 2022. The rate decrease is principally attributable to the decreased impact of certain adjustments to financial reporting income due to increased levels of profitability as compared to the first quarter of fiscal 2022.

Segment Information

As further described in Note 10, prior period segment results presented for comparative purposes below have been recast to reflect the newly reportable segment as a separate segment. The following table presents revenues by reportable segment:

	First Quarter Ended,		Change
(thousands)	March 31, 2023 (90 days)	March 26, 2022 (84 days)	$	%
Revenues:
Environmental Services	$94,767	$73,545	$21,222	28.9%
Oil Business	52,957	54,715	(1,758)	(3.2)%
Industrial and Field Services	$45,759	$11,106	$34,653	312.0%
Total	$193,483	$139,366	$54,117	38.8%

In the first quarter of fiscal 2023, Environmental Services revenue was $94.8 million compared to $73.5 million during the first quarter of fiscal 2022. The 28.9% increase in revenue was mainly due to the continued increase in demand and higher prices for our services compared to the prior year quarter. We experienced revenue increases across all service lines in the segment when compared to the first quarter of 2022. Additionally, the first quarter of 2023 includes 4 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 6.3% in the first quarter of 2023 when compared to the first quarter of 2022.

During the first quarter of fiscal 2023, Oil Business revenue was $53.0 million compared to $54.7 million in the first quarter of fiscal 2022 a decrease of $1.8 million, or 3.2%. A decrease in base oil sales volume due to lower demand was the main driver of the decrease in revenue compared to the prior year quarter, partially offset by an increase in base oil sales price. Additionally, the first quarter of 2023 includes 4 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 6.3% in the first quarter of 2023 when compared to the first quarter of 2022.

Industrial and Field Services revenue was $45.8 million for the first quarter of fiscal 2023 compared to $11.1 million for the first quarter of fiscal 2022. The $34.7 million increase in revenue was mainly driven by revenue from the Patriot acquisition made during the second half of 2022 and, to a lesser extent, by higher demand and increased prices for our services. Additionally, the first quarter of 2023 includes 4 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 6.3% in the first quarter of 2023 when compared to the first quarter of 2022.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	First Quarter Ended,		Change
(thousands)	March 31, 2023 (90 days)	March 26, 2022 (84 days)	$	%
Profit before corporate SG&A*
Environmental Services	$22,726	$13,054	$9,672	74.1%
Oil Business	14,054	18,466	(4,412)	(23.9)%
Industrial and Field Services	$7,458	$1,091	$6,367	583.6%
Total	$44,238	$32,611	$11,627	35.7%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $9.7 million, or 74.1%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Operating margin for first quarter of 2023 was 24.0% compared to the recast margin of 17.7% in the first quarter of 2022. The increase in operating margin was mainly driven by increased pricing in comparison with the increased operating costs.

Oil Business profit before corporate SG&A expense decreased $4.4 million, or 23.9%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Oil Business segment operating margin decreased to 26.5% in the first quarter of 2023 compared to 33.8% in the first quarter of fiscal 2022. The lower operating margin compared to the first quarter of 2022 was mainly due to a decrease in revenue along with increased labor costs, transportation expenses, partially offset by lower cost of goods sold.

Industrial and Field Services profit before corporate SG&A expense increased $6.4 million, or 583.6%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Operating margin for first quarter of 2023 was 16.3% compared to the recast margin of 9.8% in the first quarter of 2022. The first quarter operating margin is reflective of a permanent change we made during the quarter to reclassify certain labor and benefits cost in our Patriot business in the amount of $1.5 million from SG&A expense to Operating Expense. Without this change our operating margin for the first quarter would have been 19.5%. The increase in operating margin was mainly driven by increased revenues in comparison with the increased in operating costs as a result of the Patriot acquisition made during the second half of 2022.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2023 and December 31, 2022, cash and cash equivalents were $35.3 million and $22.1 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

Debt and Financing Arrangements

On March 18, 2021, Heritage-Crystal Clean, LLC, (the “Company”), entered into an Amended and Restated Credit Agreement (the "Agreement"), by and among the Company, its parent, Heritage-Crystal Clean, Inc., and the Company’s subsidiaries identified therein and Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. The new Agreement provides for borrowings of up to $100.0 million, in the form of a revolving facility, of which $15 million can be used in the form of a Swing Line loan. The Agreement also provided for up to an additional $50.0 million of borrowings using an accordion feature upon approval of the lenders. On August 3, 2022, the Company entered into an Amendment (Amendment No. 1 to the Agreement "the Amendment") which increased the amount of borrowing under the revolving credit line to $150.0 million. The Company utilized the credit line to finance $115.0 million of the acquisition of Patriot Environmental Services Inc. (see Note 3). The Amendment also provides for up to an additional $50.0 million of borrowings under an accordion feature upon approval of the lenders.

Loans made under the Agreement, as amended, may be Base Rate Loans or Secured Overnight Financing Rate ("SOFR") Loans, at the election of the Borrower subject to certain exceptions. Base Rate Loans have an interest rate equal to (i) the higher of (a) the federal funds rate plus 0.5%, (b) the SOFR plus a margin of 1%, or (c) Bank of America's prime rate, plus a margin of 1.00%. SOFR rate loans have an interest rate equal to (i) the SOFR rate plus (ii) a variable margin of between 1.50% and 2.25% depending on the Company's total leverage ratio. Amounts borrowed under the Agreement are secured by a security interest in substantially all of the Company's tangible and intangible assets. In August 2022, the Company incurred an additional $0.1 million of debt issuance costs related to the amendment of the credit agreement and drawdown.

The Company's weighted average interest rate for all debt for the first quarter ended March 31, 2023 was 6.1%.

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

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under its Credit Agreement. As of March 31, 2023 and December 31, 2022, the Company, had $5.3 million and $6.0 million of standby letters of credit issued, respectively, and $54.7 million and $54.0 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	First Quarter Ended,
(thousands)	March 31, 2023 (90 days)	March 26, 2022 (84 days)
Net cash provided by (used in):
Operating activities	$25,659	$24,590
Investing activities	(8,654)	(9,145)
Financing activities	(3,720)	(648)
Net increase in cash and cash equivalents	$13,285	$14,797

The most significant items affecting the comparison of our operating activities for the first quarter of fiscal 2023 and the first quarter of fiscal 2022 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our increase in net income during the first quarter of 2023 favorably impacted our net cash provided by operating activities by $3.7 million compared to the first quarter of 2022.

•Accounts Receivable — The decrease in accounts receivable had a favorable impact on cash provided by operating activities of $9.4 million compared to the increase in accounts receivable during the first quarter of fiscal 2022. The favorable decrease in accounts receivable is as a result of lower base oil sales price and increased collection efforts.

•Inventory — The increase in inventory had an unfavorable impact on cash provided by operating activities of $5.9 million compared to the increase in inventory during the first quarter of fiscal 2022. The increase in inventory was mainly due to higher volume.

•Accounts Payable — The decrease in accounts payable had an unfavorable impact on cash provided by operating activities of $8.4 million in the first quarter of fiscal 2023. The decrease in accounts payable was due to decreases in amounts payable.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Quarter Ended,
(millions)	March 31, 2023 (90 days)	March 26, 2022 (84 days)
Facility purchases, construction, and improvements	$5.1	$—
Re-refinery capital improvements	1.2	2.0
Trucks and trailers	1.9	2.6
Parts cleaning machines	1.6	1.4
IT and other corporate projects	0.1	3.1
Total	$9.9	$9.1

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during the first quarter of fiscal 2023 was $90.0 million, and the annual effective interest rate during the first quarter of fiscal 2023 was 6.1%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.9 million change to our interest expense in the first quarter of fiscal 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the first quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the first quarter of fiscal 2023 with respect to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

HERITAGE-CRYSTAL CLEAN, INC.

Date:	May 9, 2023	By:	/s/ Mark DeVita

Mark DeVita
Executive Vice President & Chief Financial Officer