Form 10-Q
period 2023-06-30
Heritage-Crystal Clean, Inc.
filed 2023-08-09
CIK 1403431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒

On August 8, 2023, there were outstanding 24,370,405 shares of Common Stock, $0.01 par value, of Heritage-Crystal Clean, Inc.

PART I

    ITEM 1. FINANCIAL STATEMENTS
Heritage-Crystal Clean, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Par Value Amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,100	$22,053
Accounts receivable - net	104,704	114,408
Inventory - net	47,024	40,727
Assets held for sale	—	1,125
Other current assets	14,652	12,989
Total current assets	199,480	191,302
Property, plant and equipment - net	232,318	222,942
Right of use assets	126,290	123,742
Equipment at customers - net	30,157	26,465
Software and intangible assets - net	97,091	102,335
Goodwill	112,236	112,236
Other assets	15,219	15,219
Total assets	$812,791	$794,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,602	$55,087
Current portion of lease liabilities	28,490	27,277
Contract liabilities - net	3,259	2,525
Accrued salaries, wages, and benefits	9,339	12,443
Taxes payable	3,211	6,037
Other current liabilities	10,553	12,382
Total current liabilities	107,454	115,751
Lease liabilities, net of current portion	103,426	100,738
Other long term liabilities	770	986
Long-term debt - net	84,479	89,383
Deferred income taxes	60,765	57,155
Total liabilities	$356,894	$364,013

STOCKHOLDERS' EQUITY:
Common stock - 36,000,000 shares authorized at $0.01 par value, 23,687,649 and 23,593,163 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$237	$236
Additional paid-in capital	208,913	208,533
Retained earnings	247,057	221,826
Accumulated other comprehensive loss	(310)	(367)
Total stockholders' equity	455,897	430,228

Total liabilities and stockholders' equity	$812,791	$794,241
 See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except per Share Amounts)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 30, 2023 (91 days)	June 18, 2022 (84 days)	June 30, 2023 (181 days)	June 18, 2022 (168 days)

Revenues
Service revenues	$121,342	$75,584	$240,794	$144,500
Product revenues	62,141	74,789	128,481	139,262
Rental income	8,683	6,274	16,372	12,251
Total revenues	$192,166	$156,647	$385,647	$296,013

Operating expenses
Operating costs	$146,387	$104,755	$286,448	$206,538
Selling, general, and administrative expenses	20,361	15,024	38,061	28,759
Depreciation and amortization	11,802	6,777	23,969	13,285
Other (income) expense - net	(265)	1,001	(734)	791
Operating income	13,881	29,090	37,903	46,640
Interest expense – net	1,929	250	3,743	473
Income before income taxes	11,952	28,840	34,160	46,167
Provision for income taxes	3,310	7,733	8,929	12,182
Net income	$8,642	$21,107	$25,231	$33,985

Net income per share: basic	$0.36	$0.90	$1.07	$1.45
Net income per share: diluted	$0.36	$0.89	$1.06	$1.44

Number of weighted average shares outstanding: basic	23,681	23,489	23,665	23,482
Number of weighted average shares outstanding: diluted	23,931	23,644	23,898	23,640

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Second Quarter Ended,		First Half Ended,
	June 30, 2023 (91 days)	June 18, 2022 (84 days)	June 30, 2023 (181 days)	June 18, 2022 (168 days)

Net income	$8,642	$21,107	$25,231	$33,985
Other comprehensive income:
Currency translation adjustments	54	(121)	57	(75)
Total other comprehensive income (loss):	$54	$(121)	$57	$(75)
Comprehensive income	$8,696	$20,986	$25,288	$33,910

See accompanying notes to financial statements.

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)
For the Second Quarter Ended June 30, 2023 and June 18, 2022
(Unaudited)

Second Quarter Ended,
June 30, 2023
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, March 31, 2023	23,664,515	$237	$207,673	$238,415	$(364)	$445,961
Net income	—	—	—	8,642	—	8,642
Currency translation adjustment	—	—	—	—	54	54
Issuance of common stock – ESPP	5,070	—	170	—	—	170
Share-based compensation	18,064	—	1,070	—	—	1,070
Balance at June 30, 2023	23,687,649	$237	$208,913	$247,057	$(310)	$455,897

Second Quarter Ended,
June 18, 2022
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, March 26, 2022	23,477,764	$235	$206,390	$149,945	$(120)	$356,450
Net income	—	—	—	21,107	—	21,107
Currency translation adjustment	—	—	—	—	(121)	(121)
Issuance of common stock – ESPP	4,794	—	134	—	—	134
Share-based compensation	11,487	—	1,174	—	—	1,174
Share repurchases to satisfy tax withholding obligations	—	—	(1,402)	—	—	(1,402)
Balance at June 18, 2022	23,494,045	$235	$206,296	$171,052	$(241)	$377,342

First Half Ended,
June 30, 2023
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, December 31, 2022	23,593,163	$236	$208,533	$221,826	$(367)	$430,228
Net income	—	—	—	25,231	—	25,231
Currency translation adjustment	—	—	—	—	57	57
Issuance of common stock – ESPP	9,845	—	318	—	—	318
Share-based compensation	84,641	1	2,197	—	—	2,198
Share repurchases to satisfy tax withholding obligations	—	—	(2,135)	—	—	(2,135)
Balance at June 30, 2023	23,687,649	$237	$208,913	$247,057	$(310)	$455,897

First Half Ended,
June 18, 2022
	Shares	Par Value Common	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity

Balance, January 1, 2022	23,473,931	$235	$204,920	$137,067	$(166)	$342,056
Net income	—	—	—	33,985	—	33,985
Currency translation adjustment	—	—	—	—	(75)	(75)
Issuance of common stock – ESPP	8,627	—	251	—	—	251
Share-based compensation	11,487	—	2,527	—	—	2,527
Share repurchases to satisfy tax withholding obligations	—	—	(1,402)	—	—	(1,402)
Balance at June 18, 2022	23,494,045	$235	$206,296	$171,052	$(241)	$377,342

Heritage-Crystal Clean, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	First Half Ended,
	June 30, 2023 (181 days)	June 18, 2022 (168 days)
Cash flows from Operating Activities:
Net income	$25,231	$33,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,969	13,285
Provision for civil action settlement	—	750
Uncollectible provision	1,270	453
Share-based compensation	2,455	2,785
Deferred taxes	3,610	944
Other, net	(10)	1,099
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,434	(18,207)
(Increase) in inventory	(6,297)	(6,685)
Decrease (increase) in other current assets	(538)	2,345
(Decrease) increase in accounts payable	(3,462)	8,091
(Decrease) increase in accrued liabilities	(7,823)	323
Cash provided by operating activities	$46,839	$39,168

Cash flows from Investing Activities:
Capital expenditures	$(26,899)	$(15,936)
Proceeds from sale of assets	1,578	96
Investment in Retriev	—	(3,000)
Cash used in investing activities	$(25,321)	$(18,840)

Cash flows from Financing Activities:
Repayments under line of credit	(5,000)	—
Repayment of principal on finance leases	(3,654)	(1,686)
Share repurchases to satisfy tax withholding obligations	(2,135)	(1,402)
Proceeds from the issuance of common stock	318	251
Cash used in financing activities	$(10,471)	$(2,837)
Net increase in cash and cash equivalents	11,047	17,491
Cash and cash equivalents, beginning of period	22,053	56,269
Cash and cash equivalents, end of period	$33,100	$73,760

Supplemental disclosure of cash flow information:
Income taxes paid	$9,683	$11,796
Cash paid for interest	3,558	140
Supplemental disclosure of non-cash information:
Payables for construction in progress	1,926	874

See accompanying notes to financial statements.

HERITAGE-CRYSTAL CLEAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023

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

Beginning with our 2023 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2023 fiscal year began on January 1, 2023 (the day after the end of the 2022 fiscal year) and will end on December 31, 2023, and our 2023 quarters include the three month periods ending March 31, June 30, September 30, and December 31. Prior to 2023, our fiscal year was a 52 or 53 week fiscal year that ended on the Saturday nearest to December 31, and our quarterly reporting cycle included twelve week periods for the first, second, and third quarters and a sixteen week period (or in some cases a seventeen week period) for the fourth quarter. We have not restated, and do not plan to restate, historical results.

The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2023 second quarter	April 1, 2023 - June 30, 2023	91
2022 second quarter	March 27, 2022 - June 18, 2022	84
2023 first half	January 1, 2023 - June 30, 2023	181
2022 first half	January 2, 2022 - June 18, 2022	168
2023 fiscal year	January 1, 2023 - December 31, 2023	365
2022 fiscal year	January 2, 2022 - December 31, 2022	364

As a result of the change in our financial reporting cycle, our 2023 second quarter and 2023 first half had 7 and 13 more calendar days of activity, respectively, than our 2022 second quarter and 2022 first half, respectively. While our 2023 full fiscal year will have one additional day of activity as compared to our 2022 full fiscal year, our 2023 fourth quarter will have 20 fewer days of activity than the corresponding period in our 2022 fiscal year.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. You should read the condensed consolidated financial statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 1, 2023. There have been no material changes in these policies or their application during the second quarter of fiscal 2023 except for the fiscal year change as further described in Note 1.

In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included

(3)    BUSINESS COMBINATIONS

On August 3, 2022, Heritage-Crystal Clean, LLC, completed its acquisition of all of the capital stock of Patriot Environmental Services, Inc. ("Patriot"), a leading provider of environmental services across the Western United States specializing in emergency response, industrial services, OSRO spill response and a wide variety of waste services. Total consideration for the acquisition was approximately $156.9 million in cash subject to various adjustments such as a working capital adjustment and seller indemnification obligations. To date, there have been no adjustments to the purchase price. Goodwill recognized from the acquisition of Patriot, represents the excess of the estimated purchase consideration transferred over the estimated fair value of the assets acquired and liabilities assumed. The Company has not finalized the purchase price allocation for the acquisition as of June 30, 2023. The following balances of the purchase price allocation are subject to change as a result of any working capital adjustments and seller indemnification obligations: other current assets, goodwill, and accounts payable and accruals. Factors leading to goodwill being recognized are the Company’s expectation of synergies from combining operations of Patriot, and the Company as well as the value of intangible assets that are not separately recognized, such as the assembled workforce. Transaction costs incurred in conjunction with the acquisition of Patriot were approximately $1.2 million. The results of Patriot are consolidated into the Company’s Industrial and Field Services segment from the date of acquisition.

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

	Second Quarter Ended,
(thousands, except per share data)	June 30, 2023 (91 days)	June 18, 2022 (84 days)
Total revenues	$192,166	$184,361
Net income	$8,642	$21,065

Net income per share: basic	$0.36	$0.90
Net income per share: diluted	$0.36	$0.89

	First Half Ended,
(thousands, except per share data)	June 30, 2023 (181 days)	June 18, 2022 (168 days)
Total revenues	$385,647	$353,806
Net income	$25,231	$32,652

Net income per share: basic	$1.07	$1.39
Net income per share: diluted	$1.06	$1.38

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

The following table disaggregates our revenue by major lines:

	Second Quarter Ended,
	June 30, 2023 (91 days)				June 18, 2022 (84 days)
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Industrial and Field Services	Total	Environmental Services	Oil Business	Industrial and Field Services	Total
Parts Cleaning, Containerized Waste, & related products/services	$57,885	$—	$1,455	$59,340	$49,217	$—	$1,103	$50,320
Vacuum Services & Wastewater Treatment	21,116	—	6,458	27,574	15,089	—	6,061	21,150
Industrial & Field Services	—	—	38,556	38,556	—	—	6,539	6,539
Antifreeze Business	8,439	—	—	8,439	7,118	—	—	7,118
Environmental Services - Other	453	—	—	453	486	—	—	486
Re-refinery Product Sales	—	41,820	—	41,820	—	54,198	—	54,198
Oil Collection Services & RFO	—	6,002	—	6,002	—	9,253	—	9,253
Oil Filter Business	—	1,299	—	1,299	—	1,309	—	1,309
Revenues from Contracts with Customers	87,893	49,121	46,469	183,483	71,910	64,760	13,703	150,373
Rental Income	8,072	11	600	8,683	6,265	9	—	6,274
Total Revenues	$95,965	$49,132	$47,069	$192,166	$78,175	$64,769	$13,703	$156,647

	First Half Ended,
	June 30, 2023 (181 days)				June 18, 2022 (168 days)
Total Net Sales by Major Lines of Business (thousands)	Environmental Services	Oil Business	Industrial and Field Services	Total	Environmental Services	Oil Business	Industrial and Field Services	Total
Parts cleaning, containerized waste, & related products/services	$114,543	$—	$2,924	$117,467	$95,340	$—	$1,836	$97,176
Wastewater Vacuum Services	41,460	—	12,883	54,343	28,397	—	10,144	38,541
Field Services	—	—	76,304	76,304	—	—	12,829	12,829
Antifreeze Business	18,115	—	—	18,115	14,774	—	—	14,774
Environmental Services - Other	975	—	—	975	981	—	—	981
Re-refinery Product Sales	—	88,629	—	88,629	—	103,337	—	103,337
Oil Collection Services & RFO	—	10,740	—	10,740	—	13,566	—	13,566
Oil Filter Business	—	2,702	—	2,702	—	2,558	—	2,558
Revenues from Contracts with Customers	175,093	102,071	92,111	369,275	139,492	119,461	24,809	283,762
Rental income	15,639	17	716	16,372	12,228	23	—	12,251
Total Revenues	$190,732	$102,088	$92,827	$385,647	$151,720	$119,484	$24,809	$296,013

The following table provides information about contract assets and contract liabilities from contracts with customers:

(thousands)	June 30, 2023	December 31, 2022
Contract assets	$—	$133
Contract liabilities	3,259	2,658
Contract liabilities - net	$3,259	$2,525

During the fiscal quarter ended June 30, 2023, the Company recognized no revenue that was included in the contract liabilities balance as of December 31, 2022. During the first half ended June 30, 2023, the Company recognized $2.5 million of revenue that was included in the contract liabilities balance as of December 31, 2022. The Company has no assets recognized from costs to obtain or fulfill a contract with a customer. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Accounts receivable for the second quarter ended June 30, 2023, and the fiscal year ended December 31, 2022 consisted of the following:

(thousands)	June 30, 2023	December 31, 2022
Trade	$105,263	$111,118
Less: allowance for uncollectible accounts	5,527	4,496
Trade - net	99,736	106,622
Related parties	4,437	6,777
Other	531	1,009
Total accounts receivable - net	$104,704	$114,408

The following table provides the changes in the Company’s allowance for uncollectible accounts for the first half ended June 30, 2023, and the fiscal year ended December 31, 2022:

(thousands)	June 30, 2023	December 31, 2022
Balance at beginning of period	$4,496	$2,928
Provision for uncollectible accounts	1,270	2,269
Accounts written off, net of recoveries	(239)	(701)
Balance at end of period	$5,527	$4,496

(6)    INVENTORY

The carrying value of inventory consisted of the following:

(thousands)	June 30, 2023	December 31, 2022
Solvents and solutions	$11,829	$10,792
Used oil and processed oil	18,991	14,904
Machines	7,206	6,329
Drums and supplies	6,543	6,476
Other	2,910	2,666
Total inventory	47,479	41,167
Less: machine refurbishing reserve	455	440
Total inventory - net	$47,024	$40,727

Inventory consists primarily of used oil, processed oil, solvents and solutions, new and refurbished parts cleaning machines, drums and supplies, and other items. Inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value, net of any reserves for excess, obsolete, or unsalable inventory. The Company monitors its inventory levels at each of its locations and evaluates inventories for excess or slow-moving items. If circumstances indicate the cost of inventories exceed their recoverable value, inventories are reduced to net realizable value. The Company had no inventory write downs during the second quarter and first half of fiscal 2023 or 2022.

(7)    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is measured as a residual amount as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the net assets acquired, including any contingent consideration. The Company tests goodwill for impairment annually in the fourth quarter and in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's determination of fair value requires certain assumptions and estimates, such as margin expectations, market conditions, growth expectations, expected changes in working capital, etc., regarding expected future profitability and expected future cash flows. The Company reports and tests goodwill for impairment only in its Environmental Services and Industrial and Field Services reporting units. As further discussed in Note 10, December 31, 2022 numbers presented for comparative purposes below have been recast to reflect the newly reportable segments. The Company analyzed the relative fair values of each acquisition and assigned goodwill to the respective segment that the results of each acquisition are consolidated into.

The following table shows changes to our goodwill balances by segment from December 31, 2022 to June 30, 2023:

(thousands)	Environmental Services	Industrial and Field Services	Total

Goodwill at December 31, 2022
Gross carrying amount	$37,650	$74,586	$112,236
Net book value at December 31, 2022	$37,650	$74,586	$112,236
Goodwill at June 30, 2023
Gross carrying amount	37,650	74,586	$112,236
Net book value at June 30, 2023	$37,650	$74,586	$112,236

The following is a summary of software and other intangible assets:

	June 30, 2023			December 31, 2022
(thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer & supplier relationships	$62,268	$28,655	$33,613	$62,268	$25,762	$36,506
Permits	60,690	4,577	56,113	60,690	2,697	57,993
Software	10,090	3,992	6,098	13,643	7,378	6,265
Non-compete agreements	4,413	3,799	614	4,421	3,665	756
Patents, formulae, and licenses	1,769	1,003	766	1,769	971	798
Other*	601	714	(113)	597	580	17
Total software and intangible assets	$139,831	$42,740	$97,091	$143,388	$41,053	$102,335
*Other intangibles include an above market lease acquired in September 2021 that had a fair value of ($0.7) million upon acquisition and is being accreted over the remaining useful life of the lease.

Amortization expense was $2.9 million for the second quarter ended June 30, 2023, and $1.4 million for the second quarter ended June 18, 2022. Amortization expense was $5.6 million for the first half ended June 30, 2023, and $2.8 million for the first half ended June 18, 2022.

The weighted average useful lives of software and other intangibles are as follows:

Weighted Average Useful Life (years)
Permits	17
Patents, formulae, & licenses	15
Customer and supplier relationships	12
Software	9
Non-compete agreements	5
Other	7

    The estimated amortization expense for the remainder of fiscal 2023 and each of the five succeeding fiscal years is as follows:

(millions)
Fiscal Year	Amortization Expense
2023	$4.8
2024	8.5
2025	7.5
2026	7.0
2027	6.9
2028	6.8

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, the finalization of the fair value of intangible assets that have been acquired from business combinations, disposal of intangible assets, accelerated amortization of intangible assets, and other events.

(8)    ACCOUNTS PAYABLE

Accounts payable consisted of the following:

(thousands)	June 30, 2023	December 31, 2022
Accounts payable	$51,763	$54,935
Accounts payable - related parties	839	152
Total accounts payable	$52,602	$55,087

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

The Company's weighted average interest rate for all debt for the second quarter ended June 30, 2023 was 6.6%.

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

The Credit Agreement places certain limitations on acquisitions and the payment of dividends.

Long-term debt at June 30, 2023 and December 31, 2022 consisted of the following:

(thousands)	June 30, 2023	December 31, 2022
Long-term debt	$85,000	$90,000
Less: unamortized debt issuance costs	521	617
Long-term debt - net	$84,479	$89,383

For the second quarter ended June 30, 2023, the Company recorded interest expense of $1.9 million with respect to our credit line and related amortization of debt issuance costs. For the second quarter ended June 18, 2022, the Company recorded interest expense of $0.3 million with respect to our term loan and credit line, and related amortization of debt issuance costs. For the first half of fiscal 2023, the Company recorded interest expense of $3.7 million with respect to our credit line and related amortization of debt issuance costs. For the first half of fiscal 2022, the Company recorded $0.5 million in amortization of debt issuance costs.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under its Credit Agreement. As of June 30, 2023 and December 31, 2022, the Company had $6.0 million of standby letters of credit issued for both periods, and $59.0 million and $54.0 million was available for borrowing under the bank credit facility, respectively.

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

Segment results for the second quarter ended June 30, 2023 and June 18, 2022 were as follows:

Second Quarter Ended,
June 30, 2023 (91 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$72,018	$2,855	$46,469	$—	$121,342
Product revenues	15,875	46,266	—	—	62,141
Rental income	8,072	11	600	—	8,683
Total revenues	$95,965	$49,132	$47,069	$—	$192,166
Operating expenses
Operating costs	68,459	40,781	37,147	—	146,387
Operating depreciation and amortization	3,641	2,675	2,398	—	8,714
Profit before corporate selling, general, and administrative expenses	$23,865	$5,676	$7,524	$—	$37,065
Selling, general, and administrative expenses				20,361	20,361
Depreciation and amortization from SG&A				3,088	3,088
Total selling, general, and administrative expenses				$23,449	$23,449
Other (income) - net				(265)	(265)
Operating income					13,881
Interest expense – net				1,929	1,929
Income before income taxes					$11,952

Second Quarter Ended,
June 18, 2022 (84 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$59,277	$2,604	$13,703	$—	$75,584
Product revenues	12,633	62,156	—	—	74,789
Rental income	6,265	9	—	—	6,274
Total revenues	$78,175	$64,769	$13,703	$—	$156,647
Operating expenses
Operating costs	56,812	35,841	12,102	—	104,755
Operating depreciation and amortization	2,769	2,125	423	—	5,317
Profit before corporate selling, general, and administrative expenses	$18,594	$26,803	$1,178	$—	$46,575
Selling, general, and administrative expenses				15,024	15,024
Depreciation and amortization from SG&A				1,460	1,460
Total selling, general, and administrative expenses				$16,484	$16,484
Other expense - net				1,001	1,001
Operating income					29,090
Interest expense – net				250	250
Income before income taxes					$28,840

First Half Ended,
June 30, 2023 (181 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$143,018	$5,665	$92,111	$—	$240,794
Product revenues	32,075	96,406	—	—	128,481
Rental income	15,639	17	716	—	16,372
Total revenues	$190,732	$102,088	$92,827	$—	$385,647
Operating expenses
Operating costs	136,999	77,079	72,370	—	286,448
Operating depreciation and amortization	7,140	5,280	5,476	—	17,896
Profit before corporate selling, general, and administrative expenses	$46,593	$19,729	$14,981	$—	$81,303
Selling, general, and administrative expenses				38,061	38,061
Depreciation and amortization from SG&A				6,073	6,073
Total selling, general, and administrative expenses				$44,134	$44,134
Other (income) - net				(734)	(734)
Operating income					37,903
Interest expense – net				3,743	3,743
Income before income taxes					$34,160

First Half Ended,
June 18, 2022 (168 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Corporate and Eliminations	Consolidated

Revenues
Service revenues	$114,479	$5,212	$24,809	$—	$144,500
Product revenues	25,013	114,249	—	—	139,262
Rental income	12,228	23	—	—	12,251
Total revenues	$151,720	$119,484	$24,809	$—	$296,013
Operating expenses
Operating costs	114,837	70,006	21,695	—	206,538
Operating depreciation and amortization	5,236	4,209	845	—	10,290
Profit before corporate selling, general, and administrative expenses	$31,647	$45,269	$2,269	$—	$79,185
Selling, general, and administrative expenses				28,759	28,759
Depreciation and amortization from SG&A				2,995	2,995
Total selling, general, and administrative expenses				$31,754	$31,754
Other expense - net				791	791
Operating income					46,640
Interest expense – net				473	473
Income before income taxes					$46,167

Intersegment revenues for the first half of fiscal 2023 and fiscal 2022 in the Industrial & Field services segment were $5.2 million and $3.9 million, respectively. The Environmental Services segment and the Oil Business segment had no intersegment revenues for the second quarter of fiscal 2023 and fiscal 2022.

Total assets by segment as of June 30, 2023 and December 31, 2022 were as follows:

(thousands)	June 30, 2023	December 31, 2022
Total Assets:
Environmental Services	$258,031	$253,906
Oil Business	186,153	190,862
Industrial and Field Services	290,210	283,683
Unallocated Corporate Assets	78,397	65,790
Total	$812,791	$794,241

Segment assets for the Environmental Services, Oil Business, and Industrial & Field Services segments consist of property, plant, and equipment, right-of-use assets, intangible assets, accounts receivable, goodwill, and inventories. Assets for the corporate unallocated amounts consist of property, plant, and equipment used at the corporate headquarters as well as cash and net deferred tax assets.

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

Rental income was as follows:

	Second Quarter Ended,
	June 30, 2023 (91 days)				June 18, 2022 (84 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Total	Environmental Services	Oil Business	Industrial and Field Services	Total
Parts Cleaning	$7,968	$—	$600	$8,568	$6,233	$—	$—	$6,233
Property	104	11	—	115	32	9	—	41
Total rental income	$8,072	$11	$600	$8,683	$6,265	$9	$—	$6,274

	First Half Ended,
	June 30, 2023 (181 days)				June 18, 2022 (168 days)
(thousands)	Environmental Services	Oil Business	Industrial and Field Services	Total	Environmental Services	Oil Business	Industrial and Field Services	Total
Parts Cleaning	$15,518	$—	$716	$16,234	$12,172	$—	$—	$12,172
Property	121	17	—	138	56	23	—	79
Total rental income	$15,639	$17	$716	$16,372	$12,228	$23	$—	$12,251
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

The Company has purchase obligations in the form of open purchase orders of $21.3 million as of June 30, 2023, and $20.7 million as of December 31, 2022, primarily for used oil, solvent, machine purchases, disposal and transportation expenses, and capital expenditures.

Litigation and Claims

The Company may be subject to investigations, claims or lawsuits as a result of operating its business, including matters governed by environmental laws and regulations. The Company may also be subject to tax audits in a variety of jurisdictions. When claims are asserted, the Company evaluates the likelihood that a loss will occur and records a liability for those instances when the likelihood is deemed probable and the exposure is reasonably estimable. The Company carries insurance at levels it believes are adequate to cover loss contingencies based on historical claims activity. When the potential loss exposure is limited to the insurance deductible and the likelihood of loss is determined to be probable, the Company accrues for the amount of the required deductible, unless a lower amount of exposure is estimated. As of June 30, 2023 and December 31, 2022, the Company had accrued $3.1 million and $3.2 million related to loss contingencies and other contingent liabilities.

(12)   INCOME TAXES

Income tax expense for the second fiscal quarter of 2023 was $3.3 million. The Company's effective income tax rate for the second quarter of fiscal 2023 was 27.7% compared to 27.0% in the second quarter of fiscal 2022. Tax expense for the first half of 2023 was $8.9 million. The Company’s effective income tax rate for the first half of 2023 was 26.1% compared to 26.4% in the first half of 2022. The rate decrease is principally attributable to the increased impact of certain favorable adjustments to financial reporting income due to decreased levels of profitability as compared to the first half of fiscal 2022.

The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company had a reserve of $2.2 million for uncertain tax positions as of June 30, 2023. The gross unrecognized tax benefits would, if recognized, decrease the Company's effective tax rate.

As of June 30, 2023, the Company believes it is more likely than not that a benefit from foreign net operating loss carryforwards will not be realized. The Company provided a valuation allowance against those foreign net operating loss carryforwards of $0.7 million.

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

The following table shows a summary of restricted share grants and expense resulting from the awards:

			Compensation Expense
(thousands, except share amounts)			First Half Ended,		Unrecognized Expense as of,
Recipient of Grant	Grant Date	Restricted Shares	June 30, 2023 (181 days)	June 18, 2022 (168 days)	June 30, 2023 (181 days)	June 18, 2022 (168 days)
Special Incentive Grant	April, 2018	350,000	$—	$380	$—	$—
Members of Management	February, 2020	41,138	—	40	—	47
Members of Management	February, 2021	35,898	104	103	103	345
Chief Executive Officer	February, 2021	500,000	502	1,067	1,334	2,814
Members of Management	February, 2022	75,355	249	245	735	1,303
Members of Management	February, 2023	66,024	310	248	1,552	—
Board of Directors	April, 2022	17,082	—	234	—	246
Special Incentive Grant	November, 2022	147,623	524	—	2,339	—
Board of Directors	May, 2023	14,274	280	—	200	—

At June 30, 2023, there was $6.3 million of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

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

During the second quarter of fiscal 2023, the Company recorded approximately $0.2 million of compensation expense related to this award. In the future, the Company expects to recognize compensation expense of approximately $1.3 million over the remaining requisite service period, which ends January 31, 2025. The fair value of this restricted stock award as of the grant date was estimated using a Monte Carlo simulation model. Key assumptions used in the Monte Carlo simulation to estimate the grant date fair value of this award are a risk-free rate of 0.29%, expected dividend yield of zero, and an expected volatility assumption of 53.07%.

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

In addition, on each of December 31, 2021, December 31, 2022, and December 31, 2023, to the extent Mr. Recatto remains employed by the Company under the Amended Agreement on such date, Mr. Recatto shall receive a grant of restricted stock as of such date valued at Five Hundred Thousand Dollars ($500,000), with the number of shares of restricted stock constituting such grant determined by applying the average closing price for a share of the Company’s common stock for the 90-day period ending on such date. Such awards of Time-Based Restricted Stock shall be granted pursuant to and governed by the terms of the 2019 Incentive Plan and an award agreement in a form provided by the Company. The Time-Based Restricted Stock shall vest only if Mr. Recatto remains employed by the Company under the Amended Agreement through December 31, 2023; provided, that, upon a Change of Control of the Company (as such term is defined in the Amended Agreement), all shares of the Time-Based Restricted Stock awarded up through the date of closing of the Change in Control shall become vested, and no further award of Time-Based Restricted Stock shall be awarded. During the second quarter of fiscal 2023, the Company recorded approximately $0.1 million of compensation expense related to this award.

The following table summarizes the restricted stock activity for the second quarter ended June 30, 2023:

Restricted Stock (Nonvested Shares)	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Nonvested shares outstanding at December 31, 2022	728,693	$21.83
Granted	80,298	37.08
Vested	(99,487)	25.51
Forfeited	(28,797)	21.95
Nonvested shares outstanding at June 30, 2023	680,707	$25.79

Employee Stock Purchase Plan

As of June 30, 2023, the Company had reserved 31,438 shares of common stock available for purchase under the Employee Stock Purchase Plan. In the second quarter of fiscal 2023, employees purchased 5,070 shares of the Company’s common stock with a weighted average fair market value of $35.24 per share.

(14)  EARNINGS PER SHARE

The following table reconciles the number of shares outstanding for the second quarter of fiscal 2023 and 2022, respectively, to the number of weighted average basic shares outstanding and the number of weighted average diluted shares outstanding for the purposes of calculating basic and diluted earnings per share:

	Second Quarter Ended,		First Half Ended,
(thousands, except per share amounts)	June 30, 2023 (91 days)	June 18, 2022 (84 days)	June 30, 2023 (181 days)	June 18, 2022 (168 days)
Net income	$8,642	$21,107	$25,231	$33,985

Weighted average basic shares outstanding	23,681	23,489	23,665	23,482
Dilutive shares for share–based compensation plans	250	155	233	158
Weighted average diluted shares outstanding	23,931	23,644	23,898	23,640

Net income per share: basic	$0.36	$0.90	$1.07	$1.45
Net income per share: diluted	$0.36	$0.89	$1.06	$1.44

(15)  FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following tables summarize assets measured at fair value on a recurring basis (in millions) as of June 30, 2023:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value Measurements
Equity Securities (1)	$—	$—	$15.2	$15.2

(1) Represents a $3.0 million investment the Company made in its privately held battery recycling partner, HBR Retriev Holdco, LLC, a company controlled by the Heritage Group, an affiliate of the Company.

(16)  SUBSEQUENT EVENTS

On July 19, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JFL-Tiger Acquisition Co., Inc., a Delaware corporation (“Parent”), and JFL-Tiger Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger,” and together with the transactions contemplated by the Merger Agreement, the “Transaction”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company then outstanding will be converted into the right to receive $45.50 in cash, without interest (the “Per Share Merger Consideration”), less any applicable withholding taxes, other than any shares as to which dissenters’ rights have been perfected (and not withdrawn or lost) in accordance with applicable law (which will be cancelled and converted into the right to receive a payment determined in accordance with Section 262 of the Delaware General Corporation Law).

The Merger Agreement also provides that immediately prior to the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof (1) each outstanding Company restricted stock award will become fully vested and the restrictions with respect thereto will lapse, and all Company restricted stock awards will be treated in the Merger in the same manner as the other shares of Company Common Stock, and (2) each award of Company restricted stock units (“RSU”) that is outstanding immediately prior to the Effective Time will automatically be cancelled and converted into the right to receive a cash payment in an amount, without interest thereon and subject to applicable withholding taxes, equal to the product of (x) the

Per Share Merger Consideration and (y) the total number of shares of common stock of the Company subject to such award of RSUs as of immediately prior to the Effective Time.

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including, among other conditions, (1) the adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company of not less than 75% of the issued and outstanding shares of common stock of the Company (the “Company Stockholder Approval”), (2) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company.

Each of the Company, Parent and Merger Sub has made customary representations and warranties and covenants in the Merger Agreement, including covenants to use their respective reasonable best efforts to effect the Transaction, including securing regulatory approvals required by the Merger Agreement. In addition, the Company has agreed to other customary covenants, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the closing of the Merger.

The Merger Agreement contains customary termination rights for each of Parent and the Company, including, among others, if (1) the Merger has not been consummated by February 29, 2024 (the “End Date”), (2) the requisite Company Stockholder Approval is not obtained, (3) there is any order or applicable law prohibiting or permanently enjoining the Transaction or (4) the other party breaches its covenants or representations and such breach is not cured within a specified period and would result in the failure of a closing condition in favor of the other party. In addition, the Company may terminate the Merger Agreement in order for the board of directors of the Company to cause or permit the Company to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal, and Parent may terminate the Merger Agreement if the board of directors of the Company changes its recommendation in favor of the Transaction. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $42,331,515 (except in the case the Merger Agreement is terminated in connection with a Superior Proposal during the Go-Shop Period, and certain other limited circumstances, in which case such termination fee will be $23,584,701), or Parent will be required to pay the Company a termination fee of $72,568,311 (the “Parent Termination Fee”).

The Merger is not subject to a financing condition. Parent has obtained (1) equity financing commitments from certain investment affiliates of J.F. Lehman & Company, LLC (“JFLCO”) and certain investment affiliates of HarbourVest Partners, and (2) debt financing commitments from certain third-party lenders, to fund the transactions contemplated by the Merger Agreement. The Merger Agreement requires Parent to use its reasonable best efforts to obtain the financing on the terms and conditions described in the financing commitments. The Company is entitled to specific performance, subject to the terms and conditions of the Merger Agreement and the applicable equity commitments, to force Parent to close the transaction if all closing conditions are met.

In addition, an investment affiliate of JFLCO has also provided a limited guarantee in favor of the Company (the “Limited Guarantee”) with respect to certain obligations of Parent and Merger Sub under the Merger Agreement, including a guarantee of payment of the Parent Termination Fee and certain other reimbursement obligations that may be owed by Parent pursuant to the Merger Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

    You should read the following discussion in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K filed with the SEC on March 1,2023. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would" and other words and terms of similar meaning in conjunction with a discussion of future or estimated operating or financial performance. You should read statements that contain these words carefully, because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Forward-looking statements speak only as of the date of this quarterly report. Factors that could cause such differences include those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for fiscal 2022 filed with the SEC on March 1, 2023. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention, and do not undertake, to update any forward-looking statements to reflect events or circumstances arising after the date of this quarterly report, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this quarterly report or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Certain tabular information may not foot due to rounding. Our fiscal year ends on December 31. Interim results are presented for the three months ("second quarter" or "quarter") ended June 30, 2023 and twelve weeks  ("second quarter" or "quarter") ended June 18, 2022, respectively. "Fiscal 2022" represents the 52-week period ended December 31, 2022 and "Fiscal 2023" represents the twelve months ending on December 31, 2023.

Overview

As further detailed in Note 1 to our Financial Statements, beginning with our 2023 fiscal year, we changed our financial reporting cycle to a calendar year-end and end-of-month quarterly reporting cycle. Accordingly, our 2023 fiscal year began on January 1, 2023 (the day after the end of the 2022 fiscal year) and will end on December 31, 2023.

The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2023 second quarter	April 1, 2023 - June 30, 2023	91
2022 second quarter	March 27, 2022 - June 18, 2022	84
2023 first half	January 1, 2023 - June 30, 2023	181
2022 first half	January 2, 2022 - June 18, 2022	168
2023 fiscal year	January 1, 2023 - December 31, 2023	365
2022 fiscal year	January 2, 2022 - December 31, 2022	364

As a result of the change in our financial reporting cycle, our 2023 second quarter had 7 more calendar days than our 2022 second quarter. While our 2023 full fiscal year will have one additional day of activity as compared to our 2022 full fiscal year, our 2023 fourth quarter will have 20 fewer calendar days than the corresponding period in our 2022 fiscal year. The second quarter of 2023 includes 5 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 7.8% in the second quarter of 2023 when compared to the second quarter of 2022. The first half of fiscal 2023 includes 9 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase of revenues of 7.0% in the first half of fiscal 2023 when compared to the first half of fiscal 2022.

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

Our Environmental Services segment revenues are generated primarily from providing parts cleaning, containerized waste management and wastewater vacuum services as well as selling remanufactured antifreeze products. Revenues from this segment accounted for approximately 49.9% of our total Company revenues for the second quarter of fiscal 2023. In the Environmental Services segment, we define and measure same-branch revenues for a given period as the subset of all our branches that have been open and operating throughout and between the periods being compared, and we refer to these as established branches. We calculate average revenues per working day by dividing our revenues by the number of non-holiday weekdays in the applicable fiscal year or fiscal quarter.

Our Oil Business segment consists primarily of our used oil collection and used oil re-refining activities, along with our recycled fuel oil ("RFO") sales which together accounted for approximately 25.6% of our total Company revenues in the second quarter of fiscal 2023.

Our Industrial and Field Services segment revenues are generated mainly from providing industrial and field services, emergency and spill response services and non-hazardous waste processing and disposal services. Revenue generated in this segment accounted for approximately 24.5% of our total Company revenues in the second quarter of fiscal 2023.

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

There were no material changes during the second quarter of fiscal 2023 to the information provided under the heading "Critical Accounting Policies" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 except for the fiscal year change as further described in Note 1.

RESULTS OF OPERATIONS

General

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	For the Second Quarter Ended,				First Half Ended,
(thousands)	June 30, 2023 (91 days)		June 18, 2022 (84 days)		June 30, 2023 (181 days)		June 18, 2022 (168 days)

Revenues
Service revenues	$121,342	63.1%	$75,584	48.3%	$240,794	62.4%	$144,500	48.8%
Product revenues	62,141	32.3%	74,789	47.7%	128,481	33.3%	139,262	47.0%
Rental income	8,683	4.5%	6,274	4.0%	16,372	4.2%	12,251	4.1%
Total revenues	$192,166	100.0%	$156,647	100.0%	$385,647	100.0%	$296,013	100.0%
Operating expenses
Operating costs	$146,387	76.2%	$104,755	66.9%	$286,448	74.3%	$206,538	69.8%
Selling, general, and administrative expenses *	20,361	10.6%	15,024	9.6%	38,061	9.9%	28,759	9.7%
Depreciation and amortization	11,802	6.1%	6,777	4.3%	23,969	6.2%	13,285	4.5%
Other (income) expense - net	(265)	(0.1)%	1,001	0.6%	(734)	(0.2)%	791	0.3%
Operating income	13,881	7.2%	29,090	18.6%	37,903	9.8%	46,640	15.8%
Interest expense – net	1,929	1.0%	250	0.2%	3,743	1.0%	473	0.2%
Income before income taxes	11,952	6.2%	28,840	18.4%	34,160	8.9%	46,167	15.6%
Provision for income taxes	3,310	1.7%	7,733	4.9%	8,929	2.3%	12,182	4.1%
Net income	$8,642	4.5%	$21,107	13.5%	$25,231	6.5%	$33,985	11.5%
*Does not include depreciation and amortization related to corporate selling, general, and administrative activity.

Revenues

Revenue for the second quarter of 2023 was $192.2 million compared to $156.6 million for the same quarter of 2022, an increase of $35.5 million, or 22.7%. The $35.5 million increase in revenue was mainly driven by revenue from the Patriot acquisition made during the second half of 2022 as well as higher demand and increased prices for our products and services in our Environmental and Industrial & Field Segments partially offset by the decrease in base oil sales price. For the first half of fiscal 2023, revenues increased $89.6 million, or 30.3%, from $296.0 million in the first half of fiscal 2022 to $385.6 million in the first half of 2023 mainly driven by the above mentioned factors. The second quarter of 2023 includes 5 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 7.8% in the second quarter of 2023 when compared to the second quarter of 2022. The first half of fiscal 2023 includes 9 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase of revenues of 7.0% in the first half of fiscal 2023 when compared to the first half of fiscal 2022.

Operating costs

Operating costs as a percentage of revenue increased to 76.2% during the second quarter of 2023 compared to 66.9% in the second quarter of 2022. The increase is mainly due to the decrease in base oil selling price that resulted in decreased oil revenues without an equal corresponding decrease in cost of goods sold, and also due to higher labor and related benefits, disposal costs, as well as transportation related expenses as a result of the Patriot acquisition made during the second half of 2022. Operating costs increased $79.9 million, or 38.7%, in the first half of fiscal 2023 compared to the first half of fiscal 2022 mainly due to the above mentioned factors.

We expect that in the future our operating costs in the Environmental Services, Oil Business, and Industrial & Field Services segments may increase or decrease depending on our product and service volumes and changes in commodity pricing, along with other factors.

Selling, general, and administrative expenses

Selling, general, and administrative expenses as a percentage of revenue increased to 10.6% during the second quarter of 2023 compared to 9.6% in the second quarter of 2022. The increase is mainly due to higher salaries and benefits as well as higher depreciation and amortization costs as a result of the Patriot acquisition made during the second half of 2022. Selling, general, and administrative expenses increased $9.3 million, or 32.3%, from the first half of fiscal 2022 to the first half of fiscal 2023 mainly due to the above mentioned factors as well as due to the additional 5 working days in the first half of 2023 compared to the first half of 2022.

Interest expense - net

Interest expense - net for the second quarter of fiscal 2023 and fiscal 2022 was $1.9 million and $0.3 million, respectively. The increase in interest expense is due to higher borrowings during the second quarter of 2023 compared to the second quarter of 2022. Interest expense - net for the first half of fiscal 2023 and 2022 was $3.7 million and $0.5 million respectively. The increase in interest expense during the first half of 2023 is mainly due to the above mentioned factors.

Provision for income taxes

The Company's effective income tax rate for the second quarter of fiscal 2023 was 27.7% compared to 27.0% in the second quarter of fiscal 2022. The Company’s effective income tax rate for the first half of fiscal 2023 was 26.1% compared to 26.4% in the first half of 2022. The rate decrease is principally attributable to the increased impact of certain favorable adjustments to financial reporting income due to decreased levels of profitability as compared to the first half of fiscal 2022.

Segment Information

As further described in Note 10, prior period segment results presented for comparative purposes below have been recast to reflect the newly reportable segment as a separate segment. The following table presents revenues by reportable segment:

	Second Quarter Ended,		Change
(thousands)	June 30, 2023 (91 days)	June 18, 2022 (84 days)	$	%
Revenues:
Environmental Services	$95,965	$78,175	$17,790	22.8%
Oil Business	$49,132	$64,769	$(15,637)	(24.1)%
Industrial & Field Services	$47,069	$13,703	$33,366	243.5%
Total	$192,166	$156,647	$35,519	22.7%

	First Half Ended,		Change
(thousands)	June 30, 2023 (181 days)	June 18, 2022 (168 days)	$	%
Revenues:
Environmental Services	$190,732	$151,720	$39,012	25.7%
Oil Business	102,088	119,484	(17,396)	(14.6)%
Industrial & Field Services	92,827	24,809	68,018	274.2%
Total	$385,647	$296,013	$89,634	30.3%

In the second quarter of fiscal 2023, Environmental Services revenue was $96.0 million compared to $78.2 million during the second quarter of fiscal 2022. The 22.8% increase in revenue was mainly due to the continued increase in demand and higher prices for our services compared to the prior year quarter. We experienced revenue increases across all service lines in the segment when compared to the second quarter of 2022. For the first half of fiscal 2023, Environmental Services revenue was $190.7 million, compared to $151.7 million during the first half of fiscal 2022. The 25.7% increase in revenue was mainly due to the above mentioned factors. The second quarter of 2023 includes 5 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 7.8% in the second quarter of 2023 when compared to the second quarter of 2022. We estimate that the additional working days resulted in an increase in revenues of 7.0% in the first half of fiscal 2023 when compared to the first half fiscal 2022.

During the second quarter of fiscal 2023, Oil Business revenue was $49.1 million compared to $64.8 million in the second quarter of fiscal 2022, a decrease of $15.6 million or 24.1%. A decrease in base oil sales volume due to lower demand and base oil sales price were the main drivers of the decrease in revenue compared to the prior year quarter. For the first half of fiscal 2023, Oil Business revenues were $102.1 million, compared to $119.5 million during the first half of fiscal 2022. The decrease in revenue was driven primarily by the above mentioned factors. Additionally, the second quarter of 2023 includes 5 additional working days as a result of our fiscal quarter change. We estimate that the additional working days would have resulted in an increase in revenues of 7.8% in the second quarter of 2023 when compared to the second quarter of 2022 if sales volume and pricing were unchanged year-over-year. We estimate that the additional working days would have resulted in an increase in revenues of 7.0% in the first half of fiscal 2023 when compared to the first half fiscal 2022, if sales volume and pricing were unchanged year-over-year.

Industrial & Field Services revenue was $47.1 million for the second quarter of fiscal 2023 compared to $13.7 million for the second quarter of fiscal 2022. The $33.4 million increase in revenue was mainly driven by revenue from the Patriot acquisition made during the second half of 2022 and, to a lesser extent, by higher demand and increased prices for our services. Industrial & Field Services revenues were $92.8 million, compared to $24.8 million during the first half of fiscal 2022. The increase in revenue was driven primarily by the above mentioned factors. Additionally, the second quarter of 2023 includes 5 additional working days as a result of our fiscal quarter change. We estimate that the additional working days resulted in an increase in revenues of 7.8% in the second quarter of 2023 when compared to the second quarter of 2022. We estimate that the additional working days resulted in an increase in revenues of 7.0% in the first half of fiscal 2023 when compared to the first half fiscal 2022.

Segment Profit Before Corporate Selling, General and Administrative Expenses ("SG&A")

The following table presents profit by reportable segment before corporate SG&A expense:

	Second Quarter Ended,		Change
(thousands)	June 30, 2023 (91 days)	June 18, 2022 (84 days)	$	%
Profit before corporate SG&A*
Environmental Services	$23,865	$18,594	$5,271	28.3%
Oil Business	5,676	26,803	(21,127)	(78.8)%
Industrial & Field Services	$7,524	$1,178	$6,346	538.7%
Total	$37,065	$46,575	$(9,510)	(20.4)%

	First Half Ended,		Change
(thousands)	June 30, 2023 (181 days)	June 18, 2022 (168 days)	$	%
Profit before corporate SG&A*
Environmental Services	$46,593	$31,647	$14,946	47.2%
Oil Business	19,729	45,269	(25,540)	(56.4)%
Industrial & Field Services	$14,981	$2,269	$12,712	560.2%
Total	$81,303	$79,185	$2,118	2.7%

*Includes depreciation and amortization related to operating activity but not depreciation and amortization related to corporate selling, general, and administrative activity. For further discussion see Note 10 in our consolidated financial statements included elsewhere in this document.

Environmental Services profit before corporate SG&A expense increased $5.3 million, or 28.3%, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Operating margin for second quarter of 2023 was 24.9% compared to the recast margin of 23.8% in the second quarter of 2022. The increase in operating margin was mainly driven by increased revenues in comparison with the increase in our labor and transportation expenses.

Environmental Services profit before corporate SG&A expense increased $14.9 million, or 47.2%, in the first half of fiscal 2023 compared to the first half of fiscal 2022. Operating margin for first half of fiscal 2023 was 24.4% compared to 20.9% in the first half of fiscal 2022. The increase in operating margin was mainly driven by increased revenues in comparison with the increase in our labor and transportation expenses.

Oil Business profit before corporate SG&A expense decreased $21.1 million, or 78.8%, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Oil Business segment operating margin decreased to 11.6% in the second quarter of 2023 compared to 41.4% in the second quarter of fiscal 2022. The lower operating margin compared to the second quarter of 2022 was mainly due to a decrease in revenue along with increased transportation expenses, labor costs and higher cost of goods sold.

Oil Business profit before corporate SG&A expense decreased $25.5 million or 56.4% in the first half of fiscal 2023 compared to the first half of fiscal 2022. The factors which drove the decrease during the first half of fiscal 2023 compared to the first half of fiscal 2022 were mainly due to a decrease in revenue along with higher transportation expenses and labor costs.

Industrial & Field Services profit before corporate SG&A expense increased $6.3 million, or 538.7%, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. Operating margin for second quarter of 2023 was 16.1% compared to the recast margin of 8.6% in the second quarter of 2022. The increase in operating margin was mainly driven by increased revenues in comparison with the increased in operating costs as a result of the Patriot acquisition made during the second half of 2022.

Industrial & Field Services profit before corporate SG&A expense increased $12.7 million or 560.2% in the first half of fiscal 2023 compared to the first half of fiscal 2022. Operating margin for the first half of fiscal 2023 was 16.1% compared to the recast margin of 9.1% in the first half of fiscal 2022. The increase in operating margin was mainly driven by increased revenues in comparison with the increased in operating costs as a result of the Patriot acquisition made during the second half of 2022.

FINANCIAL CONDITION
Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2023 and December 31, 2022, cash and cash equivalents were $33.1 million and $22.1 million, respectively. Our primary sources of liquidity are cash flows from operations and funds available to borrow under our revolving bank credit facility.

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

The Company's weighted average interest rate for all debt for the second quarter ended June 30, 2023 was 6.6%.

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

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under its Credit Agreement. As of June 30, 2023 and December 31, 2022, the Company, had $6.0 million of standby letters of credit issued, and $59.0 million and $54.0 million was available for borrowing under the bank credit facility, respectively.

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

Summary of Cash Flow Activity

	First Half Ended,
(thousands)	June 30, 2023 (181 days)	June 18, 2022 (168 days)
Net cash provided by (used in):
Operating activities	$46,839	$39,168
Investing activities	(25,321)	(18,840)
Financing activities	(10,471)	(2,837)
Net increase in cash and cash equivalents	$11,047	$17,491

The most significant items affecting the comparison of our operating activities for the second quarter of fiscal 2023 and the second quarter of fiscal 2022 are summarized below:

Net Cash Provided by Operating Activities —

•Earnings — Our decrease in net income during the first half of 2023 unfavorably impacted our net cash provided by operating activities by $8.8 million compared to the first half of 2022.

•Accounts Receivable — The decrease in accounts receivable during the first half of 2023 had a favorable impact on cash provided by operating activities of $26.6 million compared to the increase in accounts receivable during the first half of fiscal 2022. The favorable decrease in accounts receivable is as a result of lower base oil sales price and increased collection efforts.

•Accounts Payable — The decrease in accounts payable had an unfavorable impact on cash provided by operating activities of $11.6 million in the first half of fiscal 2023. The decrease in accounts payable was partially due to intentionally prepaying invoices in June 2023 due to a pending ERP system conversion that went live on July 1, 2023.

 Net Cash Used in Investing Activities —

•Capital expenditures — We made capital expenditures as follows:

	First Half Ended,
(millions)	June 30, 2023 (181 days)	June 18, 2022 (168 days)
Facility purchases, construction, and improvements	$15.1	$3.1
Parts cleaning machines	6.1	2.9
Trucks and trailers	3.4	2.9
Re-refinery capital improvements	1.8	4.1
IT and other corporate projects	0.5	2.9
Total	$26.9	$15.9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risks primarily through borrowings under our bank credit facility. Interest on this facility is based upon variable interest rates. Our weighted average borrowings under our bank credit facility during the second quarter of fiscal 2023 was $85.3 million, and the annual effective interest rate during the second quarter of fiscal 2023 was 6.6%. We currently do not hedge against interest rate risk. Based on the foregoing, a hypothetical 1.0% increase or decrease in interest rates would have resulted in a $0.2 million change to our interest expense in the second quarter of fiscal 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the second quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the second quarter of fiscal 2023 with respect to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Disclosure Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our annual report on Form 10-K for fiscal 2022 filed with the SEC on March 1, 2023, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our annual report on Form 10-K for fiscal 2022, except as set forth below.

The Merger, the pendency of the Merger or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

We have entered into the Merger Agreement pursuant to which we have agreed to merge with an affiliate of J.F. Lehman & Company (“Parent”). The completion of the Merger is subject to certain closing conditions, including approval of the Merger Agreement by our stockholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, and we would be subject to a number of risks, including the following:

•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and maintaining our relationships with existing customers and obtaining potential new customers;

•we will be required to pay certain significant costs relating to the Merger, regardless of if the Merger is consummated, such as for example legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;

•except during the go shop period contemplated by the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger;

•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, or incurring certain indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;

•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•we may commit significant time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our common stock, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares traded prior to the failure of the proposed Merger. If the Merger is not consummated, including as a result of our stockholders failing to approve the Merger, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on The Nasdaq Stock Market and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and

•the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, (i) the adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company of not less than 75% of the issued and outstanding shares of Company common stock, (ii) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

The obligation of each party to the Merger Agreement to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with our employees and third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, results of operations and financial condition. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention will be directed toward the completion of the Merger and thus be diverted from our day-to-day operations.

Uncertainty as to the future could adversely affect our business and our relationship with third parties. For example, certain of our customers may decide not to work with us anymore as a result of the proposed Merger, which could result in a permanent loss of such customers even if the Merger is not consummated. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations including, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; enter into certain contracts; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; or take certain actions relating to intellectual property of the Company. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Parent. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction following the conclusion of the “go-shop” period provided for in the Merger Agreement, which will conclude at 11:59 p.m. Eastern time on August 23, 2023. If we terminate the Merger Agreement in connection with our Board of Directors’ authorization for us to enter into a definitive agreement to consummate an alternative transaction contemplated by a superior proposal, we will be required to pay a termination fee of $23,584,701. We may also be required to pay the $23.6 million termination fee if we or Parent terminate the Merger Agreement under certain other circumstances specified in the Merger Agreement.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of $42.3 million, except in the case the Merger Agreement is terminated in connection with a Superior Proposal during the go-shop period, and certain other limited circumstances, in which case such termination fee will be $23.6 million (the “Company Termination Payment”), including if Parent terminates the Merger Agreement after the Company Board changes its recommendation to the stockholders or if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company, which could have a negative impact on our liquidity, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operation and financial condition.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. Code Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. Code Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form 8-K of the Company filed on July 18, 2023 Merger Announcement
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*In accordance with Regulation S-T, the XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE-CRYSTAL CLEAN, INC.

Date:	August 9, 2023	By:	/s/ Mark DeVita

Mark DeVita
Executive Vice President & Chief Financial Officer